Form 10-K
period 1995-12-31
WORLD AIRWAYS INC /DE/
filed 1996-03-29
CIK 949240

--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                ______________

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                                ______________

For the fiscal year ended:  DECEMBER 31, 1995     Commission File Number 0-26582

                              WORLD AIRWAYS, INC.
            (Exact name of registrant as specified in its charter)

                DELAWARE                            94-1358276
       (State of incorporation)      (I.R.S. Employer Identification Number)

             13873 Park Center Road, Suite 490, Herndon, VA  22071
                   (Address of Principal Executive Offices)
                                (703) 834-9200
                        (Registrant's telephone number)

          Securities registered pursuant to Section 12(b) of the Act:

       Title of Each Class             Name of Each Exchange on Which Registered
       -------------------             -----------------------------------------

Common Stock par value $.001 per share             Nasdaq Stock Market

       Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      X        No
      -------        -------

State by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K [   ].

The aggregate market value of the Common Stock held by non-affiliates of the registrant on March 15, 1996, was approximately $21,750,000.

The number of shares of the registrant's Common Stock outstanding on March 15, 1995 was 12,000,064.

                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of World Airways, Inc.'s Notice of Annual Stockholder's Meeting and Proxy Statement, to be filed within 120 days after the end of the registrant's fiscal year, are incorporated into Part III of this Report.

                            WORLD AIRWAYS, INC.

                       1995 ANNUAL REPORT ON FORM 10-K

                            TABLE OF CONTENTS


                                                                        Page
                                                                        ----


PART I
-------

Item 1. Business..........................................................3

Item 2. Properties........................................................9

Item 3. Legal Proceedings.................................................9

Item 4. Submission of Matters to a Vote of Security Holders...............9


PART II
--------

Item 5. Market for Registrant's Common Stock and Related Security Holder
        Matters..........................................................10

Item 6. Selected Financial Data..........................................11

Item 7. Management's Discussion and Analysis of Financial Condition and
        Results of Operations............................................12

Item 8. Financial Statements and Supplementary Data......................25

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........................................47


PART III
---------

Item 10. Directors and Executive Officers of the Registrant..............47

Item 11. Executive Compensation..........................................48

Item 12. Security Ownership of Certain Beneficial Owners and Management..48

Item 13. Certain Relationships and Related Transactions..................48


PART IV
--------

Item 14. Exhibits, Financial Statement Schedules and Reports on
         Form 8-K........................................................49

                                  PART I

ITEM 1.  BUSINESS
-----------------

    World Airways, Inc., a Delaware corporation ("World Airways" or the "Company"), was organized in March 1948 and became a wholly owned subsidiary of WorldCorp, Inc. ("WorldCorp") in a holding company reorganization in 1987. In February 1994, pursuant to an October 1993 agreement, WorldCorp sold 24.9% of its ownership in the Company to MHS Berhad ("MHS"), a Malaysian aviation company. Effective December 31, 1994, WorldCorp increased its ownership in the Company to 80.1% through the purchase of 5% of World Airways common stock held by MHS. In October 1995, the Company completed an initial public offering in which 2,000,000 shares of the Company's common stock were issued and sold by the Company and 900,000 shares were sold by WorldCorp. WorldCorp and MHS currently own 59.3% and 16.6%, respectively, of the outstanding common stock of World Airways. The balance is publicly traded.

    The principal executive offices of World Airways are located at Washington Dulles International Airport in The Hallmark Building, 13873 Park Center Road, Herndon, Virginia 22071. World Airways' telephone number is (703) 834-9200.

OVERVIEW

    World Airways is a U.S. certificated air carrier, which operates in the air transportation industry. Airline operations account for 100% of the Company's operating revenue and operating income. World Airways is a leading provider of long-range passenger and cargo air transportation, serving customers in four distinct markets: (i) major international air carriers; (ii) the U.S. Government; (iii) international tour operators in the leisure passenger market; and (iv) small package shippers and freight forwarders. In addition, in 1995 the Company commenced operations in a fifth market: scheduled passenger/cargo service (which, beginning in 1996 will include scheduled charters to leisure passenger markets on a seasonal basis). With the exception of scheduled passenger/cargo service, the Company's customers purchase the use of the entire aircraft and sell either passenger seats or cargo space directly to their customers and assume the risk of filling the aircraft.

    In July 1995, World Airways commenced year-round scheduled passenger service between New York and Tel Aviv. In scheduled passenger service operations, the Company sells seats on an individual basis and, therefore, assumes load factor risk. Recently, the Company received authority to provide scheduled passenger and cargo service between the United States and points in West Africa and South Africa beginning in the second quarter of 1996. In addition, the Company has formed a strategic alliance with Continental Airlines ("Continental"), subject to definitive documentation. This agreement with Continental includes codesharing, joint marketing, and participation in Continental's computer reservation system and OnePass frequent flyer program. See "Management's Discussion and Analysis Financial Condition and Results of Operations - Growth Opportunities".

    In scheduled charter operations, the Company has identified what it believes is a significant opportunity to increase revenues and profits by serving potentially profitable leisure passenger markets between the U.S. and Europe on a seasonal basis. In the scheduled charter business, the Company sells less-than-planeload blocks of seats to international tour operators and markets the remaining seats to the public through computer reservation systems (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Growth Opportunities"). For the 1996 leisure market season, the Company has developed schedules and is marketing capacity to tour operators with particular emphasis on the markets between the U.S. and Germany, Switzerland, Ireland, and the United Kingdom.

    World Airways operates a balanced fleet of passenger, cargo, and passenger/cargo convertible aircraft, allowing it to serve the needs of its diverse customer base, respond to market changes throughout the year, and reduce seasonality. To strengthen its competitive position, particularly with its Southeast Asian customers, the Company recently re-equipped its fleet with new generation MD-11 aircraft, a state-of-the-art, wide-body aircraft which provides superior range, payload, and operating economics compared to the Company's older DC10 aircraft. In March 1996, the Company took delivery of two
new MD-11ER aircraft which have extended-range capabilities.   World Airways'
fleet of nine MD-11 and six DC10-30 aircraft appeal to customers who desire long-range, non-stop, international service.

CUSTOMERS

    The Company's business relies heavily on its contracts with Malaysian Airlines, P.T. Garuda Indonesia ("Garuda") and the U.S. Air Force.

    World Airways has provided wet lease service to Malaysian Airlines since 1981, operating aircraft in Malaysian Airlines' scheduled passenger and cargo operations as well as transporting passengers for the annual Hadj pilgrimage. MHS, which owns 16.6% of the Company as of December 31, 1995, also owns 32% of Malaysian Airlines. In late 1994, the Company entered into a series of multi-year contracts, with expiration dates ranging from 1997 to 2000, to provide five aircraft to Malaysian Airlines (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Customers"). As a result of these contracts, the Company expects that the percentage of its total revenue generated from Malaysian Airlines in 1996 will continue to increase over historical levels. In 1995, World Airways provided three aircraft for Hadj operations and will provide three aircraft in 1996. The current Malaysian Airlines Hadj contract, which was entered into in 1992, expires in 1996. The Company is currently in negotiations with Malaysian Airlines regarding future Hadj operations.

    World Airways has provided wet lease services to Garuda since 1973 (operating under an annual Hadj contract since 1988). The Company operated five aircraft in the 1995 Garuda Hadj and will operate seven aircraft in the 1996 Hadj.

    The Company has provided international air transportation to the U.S. Air Force since 1956. As compensation for pledges of aircraft to the Civil Reserve Air Fleet ("CRAF") for use in times of national emergency, the U.S. Air Force awards contracts to CRAF participants for peacetime transportation of personnel and cargo. The U.S. Air Force awards points to air carriers acting alone or through teaming arrangements in proportion to the number and type of aircraft that the carriers make available to CRAF. As a result of the Company's increasingly effective use of teaming arrangements, the Company's fixed awards have grown in recent years and the Company has the largest U.S. Air Force fixed award under the CRAF program for the U.S. Government's 1995-96 fiscal year. The current annual contract commenced on October 1, 1995 and expires on September 30, 1996. These contracts provide for a fixed level of scheduled business from the U.S. Air Force with opportunities for additional short-term expansion business on an ad hoc basis as needs arise. The Company's fixed award for the current contract is $55.4 million, compared to the $33.9 million for the prior year. Due to the utilization of a significant number of the Company's aircraft under multi-year contracts with Malaysian Airlines and other contractual commitments, it is unlikely that the Company will be able to accept all of the available expansion business. Although overall Defense Department spending is being reduced, the level of U.S. Air Force contract awards has remained relatively constant in recent years. World Airways, however, cannot determine how future cuts in military spending may affect future operations with the U.S. Air Force.

    As a result of these and other contracts, the Company had an overall contract backlog at December 31, 1995 of $462.0 million, compared to $285.9 million at December 31, 1994. Approximately $219.1 million of the backlog relates to 1996 operations. The Company's backlog for each contract is determined by multiplying the minimum number of block hours (defined as the elapsed time computed from the moment the aircraft first moves under its own power at the point of origin to the time it comes to rest at its destination) guaranteed under the applicable contract by the specified hourly rate under such contract. Approximately 74% of the backlog (including substantially all of the backlog beginning in 1997) relates to multi-year contracts with Malaysian Airlines. The loss of any of these contracts or a substantial reduction in business from any of these key customers, if not replaced, would have a material adverse effect on the Company's financial condition and results of operations.

    The information regarding major customers and foreign revenue is contained in Note 12 "Major Customers" of the Company's "Notes to Financial Statements" in Item 8.

    Information concerning the classification of products within the air transportation industry comprising 10% or more of the Company's operating revenues is presented in the following table (in millions):

                                               Year Ended December 31,
                                             ----------------------------
                                               1995      1994      1993
                                             --------  --------  --------
    Flight Operations - Passenger            $  183.0  $  134.6  $  147.6
    Flight Operations - Cargo                    66.7      39.3      28.9

COMPETITION

    The air transportation industry is highly competitive and susceptible to price discounting. Certain of the passenger and cargo air carriers against which the Company competes possess substantially greater financial resources and more extensive facilities and equipment than those which are now, or will in the foreseeable future become, available to the Company.

    The Company's ability to provide service in certain foreign markets in the future may depend in part on the willingness of the U.S. Department of Transportation (the "DOT") to allocate limited traffic rights to the Company rather than to competing U.S. airlines, including major scheduled passenger carriers capable of carrying greater passenger traffic, and the approval of the applicable foreign regulators. There can be no assurance that the Company will be able to obtain the traffic rights it seeks in expanding its business.

    The allocation of military air transportation contracts by the U.S. Air Force is based upon the number and type of aircraft a carrier, alone or through a teaming arrangement, makes available for use in times of national emergencies. The formation of competing teaming arrangements that have larger partners than those sponsored by the Company, an increase by other air carriers in their commitment of aircraft to the emergency program, or the withdrawal of the Company's current partners, could adversely affect the size of the U.S. Air Force contracts, if any, which are awarded to the Company in future years.

    In the passenger airline market, the Company generally competes on the basis of price, quality of service, including on-time reliability and in-flight service, and schedule convenience. Many of the Company's competitors in the passenger airline market (both scheduled and non-scheduled passenger air carriers) compete for passengers in a variety of ways. During periods of dramatic fare cuts by the Company's competitors, the Company may be forced to respond with reduced pricing, which could have a material adverse effect on the Company's financial condition and results of operations. The Company also competes directly against charter airlines, some of which are substantially larger than it, and certain of which are affiliates of major scheduled airlines or tour operators. As a result, in addition to greater access to financial resources, these charter airlines may have greater distribution capabilities, including exclusive or preferential relationships with affiliates that are tour operators.

    The Company believes that the most important bases for competition in the air cargo business are the payload and cubic capacities of the aircraft, and the price, flexibility, quality and reliability of the cargo transportation service. Competitors in the cargo market include all-cargo carriers, such as Atlas Air, Inc. and Polar Air Cargo, and scheduled and non-scheduled passenger carriers which have substantial belly cargo capacity.

SEASONALITY

    Historically, the Company's business has been significantly affected by seasonal factors. During the first quarter, the Company typically experiences lower levels of utilization and yields as demand for passenger and cargo services is lower relative to other times of the year. The Company experiences higher levels of utilization in the second quarter, principally due to peak demand for commercial passenger services associated with the annual Hadj pilgrimage. During 1995, the Company's flight operations associated with the Hadj pilgrimage occurred from April 1 to June 8. Because the Hadj occurs approximately 10 to 12 days earlier each year, revenues resulting from future Hadj contracts will begin to shift from the second quarter to the first quarter over the next several years. In recent years, soft demand and weakening yields in worldwide passenger markets adversely affected the Company's results in the third quarter. Fourth quarter utilization depends primarily on the demand for air cargo services in connection with the shipment of merchandise in advance of the U.S. holiday season. The Company believes that its recent multi-year contracts with Malaysian Airline System Berhad ("Malaysian Airlines") and a recent increase in peak European summer tourist travel occurring in the third quarter should lessen the effect of these seasonal factors. The quarterly financial data is contained in Note 15 "Unaudited Quarterly Results" of the Company's "Notes to Financial Statements" in Item 8.

NEW MD-11ER AIRCRAFT

    World Airways has entered into two 24-year leases with McDonnell Douglas to operate a new extended-range model of the McDonnell Douglas MD-11 (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Capital Commitments"). The aircraft, known as the MD-11ER, is capable of flying nonstop between such cities as Zurich and Santiago, New York and Johannesburg, and Los Angeles and Shanghai. The jetliner's increased range is due to a combination of the following: engineering innovations; aerodynamics improvements that minimize aircraft drag; major reductions in the airframe weight; significantly increased fuel capacity; and a higher allowable maximum takeoff weight that provides the heavier fuel load without loss of payload. The Company will debut this aircraft in its 1996 Hadj operations with flights from Indonesian cities to Saudi Arabia.

AVIATION FUEL

    The Company's source of aviation fuel is primarily from major oil companies, under annual delivery contracts, at often frequented commercial locations, and from United States military organizations at military bases. The Company's current fuel purchasing policy consists of the purchase of fuel within seven days in advance of all flights based on current prices set by individual suppliers. More than one supplier is under contract at several locations. The Company purchases no fuel under long-term contracts nor does the Company enter into futures or fuel swap contracts.

    The air transportation industry in general is affected by the price and availability of aviation fuel. Both the cost and availability of aviation fuel are subject to many economic and political factors and events occurring throughout the world and remain subject to the various unpredictable economic and market factors that affect the supply of all petroleum products. Fluctuations in the price of fuel has not had a significant impact on the Company's operations in recent years. The Company's exposure to fuel risk is limited because (i) under the terms of the Company's basic contracts, the customer is responsible for providing fuel, (ii) under the terms of its full service contracts with the U.S. Government, the Company is reimbursed for the cost of fuel it provides, and (iii) under the Company's charter contracts, the Company is reimbursed for fuel price increases in excess of 5% of the price agreed upon in the contract, subject to a 10% cap. However, a substantial increase in the price or the unavailability of aviation fuel could have a material adverse effect on the air transportation industry in general and the financial condition and results of operations of the Company.

REGULATORY MATTERS

    The Company is subject to government regulation and control under the U.S. laws and the laws of the various countries which it serves. It is also governed by bilateral services agreements between the U.S. and the countries to which the Company provides airline service. Under bilateral air services agreements between the U.S. and many foreign countries, traffic rights in those countries are available to only a limited number of, and in some cases only one or two, U.S. carriers and are subject to approval by the applicable foreign regulators.

    The Company is subject to Title 49 of the United States Code (the "Transportation Code"), under which the DOT and the Federal Aviation Administration (the "FAA") exercise regulatory authority. The Company is subject to the jurisdiction of the FAA with respect to aircraft maintenance and operations, including flight operations, equipment, aircraft noise, ground facilities, dispatch, communications, training, weather observation, flight time, crew qualifications, aircraft registration, and other matters affecting air safety. The FAA has the authority to suspend temporarily or revoke permanently the authority of the Company or its licensed personnel for failure to comply with regulations promulgated by the FAA and to assess civil penalties for such failures. The FAA also conducts safety audits and has the power to impose fines and other sanctions for violations of airline safety regulations. The DOT maintains authority over international aviation, subject to review by the President of the United States, and has jurisdiction over unfair trade practices and consumer protection policies on domestic and international routes and fares. Additionally, foreign governments assert jurisdiction over air routes and fares to and from the U.S., airport operation rights, and facilities access.

    Under the Airport Noise and Capacity Act of 1990 and related FAA regulations, the Company's aircraft fleet must comply with certain Stage 3 noise restrictions by certain specified deadlines. All of the Company's aircraft currently meet the Stage 3 noise reduction requirement, which is currently the most stringent FAA noise requirement.

FAA regulations require installation of the Traffic Alert and Collision Avoidance System ("TCAS"), approved airborne windshear warning system and aging aircraft regulations.

    Additional laws and regulations have been proposed from time to time which could significantly increase the cost of airline operations by imposing additional requirements or restrictions on operations. Laws and regulations have been considered from time to time that would prohibit or restrict the ownership and transfer of airline routes or slots. There is no assurance that laws and regulations currently enacted or enacted in the future will not adversely affect the Company's ability to maintain its current level of operating results.

    Several aspects of airline operations are subject to regulation or oversight by Federal agencies other than the DOT or FAA. For instance, labor relations in the air transportation industry are generally regulated under the Railway Labor Act, which vests in the National Mediation Board certain regulatory powers with respect to disputes between airlines and labor unions arising under collective bargaining agreements. In addition, the Company is subject to the jurisdiction of other governmental entities, including (i) the FCC regarding its use of radio facilities pursuant to the Federal Communications Act of 1934, as amended, (ii) the Commerce Department, the Customs Service, the Immigration and Naturalization Service, and the Animal and Plant Health Inspection Service of the Department of Agriculture regarding the Company's international operations, (iii) the Environmental Protection Agency (the "EPA") regarding compliance with standards for aircraft exhaust emissions and (iv) the Department of Justice regarding certain merger and acquisition transactions. The EPA regulates operations, including air carrier operations, which affect the quality of air in the U.S. The Company has made all necessary modifications to its operating fleet to meet fuel-venting requirements and smoke emissions standards issued by the EPA.

    Pursuant to federal law, no more than 25% of the voting interest in the Company may be owned or controlled by foreign citizens. In addition, under existing precedent and policy, actual control must reside in U.S. citizens. As a matter of regulatory policy, the DOT has stated that it would not permit aggregate equity ownership of a domestic air carrier by foreign citizens in an amount in excess of 49%. The Company fully complies as of the date hereof with these U.S. citizen ownership requirements.

    The Company believes it is in compliance in all material respects with all requirements necessary to maintain in good standing its operating authority granted by the DOT and its air carrier operating certificate issued by the FAA. A modification, suspension or revocation of any of the Company's DOT or FAA authorizations or certificates could have a material adverse effect upon the Company. The Company also is subject to state and local laws and regulations at locations where it operates and the regulations of various local authorities which operate the airports it serves. Certain airport operations have adopted local regulations which, among other things, impose curfews and noise abatement regulations. While the Company believes it is currently in compliance in all material respects with all appropriate standards and has all required licenses and authorities, any material non-compliance by the Company therewith or the revocation or suspension of licenses or authorities could have a material adverse effect on the Company.

EMPLOYEES

    As of February 29, 1996, the Company had 816 full time employees classified as follows:

                                                     Number of
            Classification                      Full-Time Employees
                                                -------------------
            Management.................................   11
            Administrative and Operations..............  308
            Cockpit Crew (including pilots)............  262
            Flight Attendants..........................  235
                                                         ---
                Total Employees........................  816
                                                         ===

    The Company's cockpit crew members, who are represented by the International Brotherhood of Teamsters (the "Teamsters"), are subject to a four-year collective bargaining agreement that will become amendable in June 1998.

    The Company's flight attendants are also represented by the Teamsters under a collective bargaining agreement that became amendable in 1992.

The parties exchanged their opening contract proposals in 1992 and have had numerous contract negotiation sessions. In December 1994, the Company and the Teamsters jointly requested the assistance of a federal mediator to facilitate negotiations. After several mediated sessions, the National Mediation Board (the "NMB") mediator recommended that the NMB release the parties to pursue "direct" (i.e., non-mediated) negotiations with the flight attendants. The Company and the Teamsters agreed and direct negotiations continue. The outcome of the negotiations with the flight attendants cannot be determined at this time. The inability to reach an agreement upon terms favorable to the Company could have a material adverse effect on the Company. The Company's flight attendants continue to challenge the use of foreign flight attendant crews on the Company's flights for Malaysian Airlines and Garuda which has historically been the Company's operating procedure. The Company is contractually obligated to permit its Southeast Asian customers to deploy their own flight attendants. While the Company intends to contest this matter vigorously in an upcoming arbitration, an unfavorable ruling for the Company could have a material adverse effect on the Company.

    The Company's aircraft dispatchers are represented by the Transport Workers Union (the "TWU"). This contract became amendable on June 30, 1993. In May 1995, the parties reached agreement with respect to a new four-year contract. This contract was ratified on February 7, 1996. Fewer than 12 Company employees are covered by this collective bargaining agreement.

    The Company is unable to predict whether any of its employees not currently represented by a labor union, such as the Company's maintenance personnel, will elect to be represented by a labor union or collective bargaining unit. The election of such employees for representation in such an organization could result in employee compensation and working condition demands that could have a material adverse effect on the financial results of the Company.

ITEM 2.  PROPERTIES
-------------------

FLIGHT EQUIPMENT

    At December 31, 1995, the Company's aggregate operating fleet consisted of eleven leased aircraft as follows (see Note 9 "Long-Term Obligations" of the Company's "Notes to Financial Statements" in Item 8):

                                           Capacity
                             -----------------------------------
     Aircraft (a)            Passenger (seats)(b)   Cargo (Tons)    Total (c)(d)
-------------------------    --------------------   ------------    ------------
McDonnell Douglas MD-11CF            410                 90               2
McDonnell Douglas MD-11F              --                 95               1
McDonnell Douglas MD-11              410                 --               4
McDonnell Douglas DC10-30CF          380                 65               1
McDonnell Douglas DC10-30            350                 --               3
                                                                        ---

         Total                                                           11
                                                                        ===

    Notes
    -----
    (a) "F" aircraft are freighters, "CF" are convertible freighters and may operate in either passenger or freight configurations. Aircraft with no letter designation are passenger-only aircraft.
    (b) Based on standard operating configurations. Other configurations are occasionally used.
    (c) Lease terms expire between 1997 and 2010 (assuming exercise of all lease extensions).
    (d) Subsequent to December 31, 1995, World Airways took delivery of two leased McDonnell Douglas MD-11ER (extended range) aircraft and two leased McDonnell Douglas DC10-30 passenger aircraft.

GROUND FACILITIES

    The Company leases office space located near Washington Dulles International Airport which houses its corporate headquarters and substantially all of the administrative employees of the Company. In addition, the Company leases additional office and warehouse space in Wilmington, Delaware; Philadelphia, Pennsylvania; Miami, Florida; Los Angeles, California; Kuala Lumpur, Malaysia; Tel Aviv, Israel; Yakota, Japan; and Frankfurt, Germany. Additional small offices and maintenance material storage space are leased at often frequented airports to provide administrative and maintenance support for commercial and military contracts.


ITEM 3.  LEGAL PROCEEDINGS
--------------------------

    For a description of the Company's current legal proceedings, see Note 14, "Commitments and Contingencies" of the Company's "Notes to Financial Statements" in Item 8.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

    No matters were submitted to a vote of security holders during the fourth quarter of 1995.

                                  PART II



ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK & RELATED SECURITY HOLDER MATTERS
-------------------------------------------------------------------------------


    The Company's common stock trades on the Nasdaq National Market tier of The Nasdaq Stock MarketSM under the symbol: WLDA. The high and low closing sales prices of the Company's common stock, as reported on the Nasdaq National Market, for the quarter following the Company's October 1995 initial public offering are as follows:

                                     Common Stock
                                   -----------------
            1995                   High        Low
                                   ----        ---

            Fourth Quarter         12          9 1/2
            Third Quarter          N/A         N/A
            Second Quarter         N/A         N/A
            First Quarter          N/A         N/A

    The Company has not declared or paid any cash dividends or distributions on its Common Stock since the payment of a distribution to WorldCorp in 1992. Any future decision concerning the payment of dividends on the Common Stock will depend upon the results of operations, financial condition and capital expenditure plans of the Company, as well as such other factors as the Board of Directors, in its sole discretion, may consider relevant (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Dividend Policy").

    The approximate number of shareholders of record at March 15, 1996 is 39, and does not include those shareholders who hold shares in street name accounts.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------


                             WORLD AIRWAYS, INC.
                            SELECTED FINANCIAL DATA
                     (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                          Year Ended December 31,
                                      --------------------------------------------------------------
                                        1995        1994          1993           1992         1991
                                      --------    --------      --------       --------     --------
RESULTS OF OPERATIONS:
----------------------

Operating revenues                    $259,482    $180,715      $178,736       $180,293     $215,129
Operating expenses                     249,140     185,916 (1)   186,065 (2)    173,028      199,883
Operating income (loss)                 10,342      (5,201)       (7,329)         7,265 (3)   15,246
Earnings (loss) before income
  taxes and change in
  accounting principle                   9,192      (9,027)       (8,985)         8,654       21,329 (4)
Earnings (loss) before change
  in accounting principle                8,896      (9,001)       (9,048)         8,418       20,481
Cumulative effect of change in
  accounting principle                      --          --            --         (1,973)          --
Net earnings (loss)                      8,896      (9,001)       (9,048)         6,445       20,481
Weighted average common stock and
  common equivalent shares
  outstanding(5)                        10,572       9,939         9,000          9,000        9,000
Primary and fully diluted earnings
  (loss) per common share:
  Continuing operations               $   0.84     $ (0.91)      $ (1.01)       $  0.94       $ 2.28
  Change in accounting principle            --          --            --          (0.22)          --
  Net earnings (loss)                     0.84       (0.91)        (1.01)          0.72         2.28
  Cash dividends                            --          --            --           2.16           --

FINANCIAL POSITION:
-------------------

Cash and resricted short-term
  investments                         $ 26,180     $  4,722     $ 11,746        $12,958      $20,192
Total assets                           130,695       78,051       88,512         66,486       74,725
Notes payable and long-term
  obligations including current
  maturities                            36,579       33,826       42,256         13,076        6,530
Common stockholders' equity (deficit)   30,340       (1,367)      (7,756)         1,292      (14,292)
Dividends                                   --           --           --         19,445           --

(1) Operating expenses in 1994 include a $4.2 million reversal of excess accrued maintenance reserves associated with the expiration of three DC10-30 aircraft leases during 1994.
(2) Operating expenses in 1993 include $2.3 million of termination fees related to the early return of three DC10-30 aircraft.
(3) Operating income in 1992 includes $4.1 million related to settlement of contract claims with the U.S. Government related to Operation Desert Shield/Desert Storm.
(4) Other income in 1991 includes a $5.5 million gain as a result of settling litigation with the State of California Franchise Tax Board.
(5) All share and per share data for the periods presented have been restated to reflect the 1-for-88,737 stock split which was effectuated in February 1994.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS
         -------------

    Management's Discussion and Analysis of Financial Condition and Results of Operations presented below relates to the operations of World Airways, Inc. ("World Airways" or "the Company") as reflected in its financial statements. World Airways was organized in March 1948 and became a wholly owned subsidiary of WorldCorp, Inc. ("WorldCorp") in a holding company reorganization in 1987. In February 1994, pursuant to an October 1993 agreement, WorldCorp sold 24.9% of its ownership to MHS Berhad ("MHS"), a Malaysian aviation company. Effective December 31, 1994, WorldCorp increased its ownership in the Company to 80.1% through the purchase of 5% of World Airways common stock held by MHS. In October 1995, the Company completed an initial public offering in which 2,000,000 shares were issued and sold by the Company and 900,000 shares were sold by WorldCorp. WorldCorp and MHS Berhad ("MHS") currently own 59.3% and 16.6%, respectively, of the outstanding common stock of World Airways. The balance is publicly traded.

    The managements of WorldCorp and World Airways are currently exploring ways to maximize value for the shareholders of each company, including actively exploring the feasibility of employee initiatives to purchase a substantial portion of WorldCorp's ownership position in World Airways. In addition to employee initiatives, WorldCorp is evaluating the feasibility of a spinoff of its interest in World Airways or a disposition to a third party. There can be no assurances, however, that any such transactions will ultimately be consumated.

    The Private Securities Litigation Reform Act of 1995 (the "Act") was recently passed by Congress. The Company desires to take advantage of the new "safe harbor" provisions of the Act. Therefore, the Company wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual results for 1996 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

OVERVIEW

GENERAL

    The Company earns revenue primarily from four distinct markets within the air transportation industry: passenger and cargo services to major international air carriers; passenger and cargo services, on a scheduled and ad hoc basis, to the U.S. Government; passenger services in seasonal charter markets; and cargo services to small package shippers and freight forwarders. In addition, in 1995 the Company commenced operations in a fifth market: scheduled passenger/cargo service (which, beginning in 1996, will include scheduled charters to leisure passenger markets on a seasonal basis).

    With the exception of scheduled passenger/cargo service, the Company generally charges customers on a block hour basis rather than a per seat or per pound basis. A "block hour" is defined as the elapsed time computed from the moment the aircraft first moves under its own power at the point of origin to the time it comes to rest at its final destination. The Company provides most services under two types of contracts: basic contracts and full service contracts. Under basic contracts, the Company provides the aircraft, cockpit crew, maintenance and insurance and the customer provides all other operating services and bears all other operating expenses, including fuel and fuel servicing, marketing costs associated with obtaining passengers and/or cargo, airport passenger and cargo handling fees, landing fees, cabin crews, catering, ground handling and aircraft push-back and de-icing services. Under full service contracts, the Company provides fuel, catering, ground handling, cabin crew and all related support services as well. Accordingly, the Company generally charges a lower rate per block hour for basic contracts than full service contracts, although it does not necessarily earn a lower profit. Because of shifts in the mix between full service contracts and basic contracts, fluctuations in revenues are not necessarily indicative of volume trends or profitability. It is important, therefore, to measure the Company's business volume by block hours flown and to measure profitability by operating income per block hour.

    As is common in the air transportation industry, the Company has relatively high fixed aircraft costs. While the Company believes that the lease rates on its MD-11 aircraft are favorable relative to lease rates of other MD-11 operators, the Company's MD-11 aircraft have higher lease costs (although lower operating costs) than its DC10-30 aircraft. Therefore, achieving high average daily utilization of its aircraft (particularly its MD-11 aircraft) at attractive yields are two of the most critical factors to the Company's financial results. In addition to fixed aircraft costs, a portion of the Company's labor costs are fixed due to monthly minimum guarantees to cockpit crewmembers and flight attendants.

CUSTOMERS

    The Company's business relies heavily on its contracts with Malaysian Airline System Berhad ("Malaysian Airlines"), P.T. Garuda Indonesia ("Garuda") and the U.S. Air Force's Air Mobility Command ("AMC"). These customers provided approximately 39%, 10%, and 20%, respectively, of the Company's revenues and 46%, 10%, and 13%, respectively, of the total block hours during 1995. These customers provided approximately 18%, 18% and 22%, respectively, of the Company's revenues and 23%, 20%, and 14%, respectively, of total block hours in 1994.

    World Airways has provided service to Malaysian Airlines since 1981, providing wet lease services for Malaysian Airlines' scheduled passenger and cargo operations as well as transporting passengers for the annual Hadj pilgrimage. In 1995, World Airways provided three aircraft for Hadj operations and will provide three aircraft in 1996. The current five-year Hadj contract with Malaysian Airlines expires after the 1996 Hadj. The Company is currently in negotiations with Malaysian Airlines regarding future Hadj operations.

    As a means of improving aircraft utilization, the Company has recently sought multi-year contracts with high utilization guarantees. In late 1994, the Company entered into a series of multi-year contracts, with expiration dates running from 1997 through 2000, to provide basic services to Malaysian Airlines. One contract provides for the Company's operation of three MD-11 freighter aircraft for a five-year period for a combined guaranteed minimum of 1,200 hours per month (except when an aircraft is in scheduled maintenance). The lease for one of the aircraft commenced in June 1994, and the leases for the other two aircraft commenced in June and July 1995. A second contract provides for each of two of the Company's MD-11 passenger aircraft to operate a guaranteed minimum of 320 hours per month from October 1994 through March 1997. For fiscal years 1995 and 1994, 29% and 9%, respectively, of the Company's revenues and 37% and 14%, respectively, of the Company's block hours flown resulted from these new multi-year contracts with Malaysian Airlines. As a result of these contracts, the Company expects that the percentage of its total revenue generated from Malaysian Airlines in 1996 will continue to increase over historical levels.

    The Company has provided international air transportation to the U.S. Air Force since 1956. As compensation for pledges of aircraft to the Civil Reserve Air Fleet ("CRAF") for use in times of national emergency, the U.S. Air Force awards contracts to CRAF participants for peacetime transportation of personnel and cargo. The U.S. Air Force awards points to air carriers acting alone or through teaming arrangements in proportion to the number and type of aircraft that the carriers make available to CRAF. As a result of the Company's increasingly effective use of teaming arrangements, the Company's fixed awards have grown in recent years and the Company has the largest U.S. Air Force fixed award under the CRAF program for the U.S. Government's 1995-96 fiscal year. The current annual contract commenced on October 1, 1995 and expires on September 30, 1996. These contracts provide for a fixed level of scheduled business from the U.S. Air Force with opportunities for additional short-term expansion business on an ad hoc basis as needs arise. The Company's fixed award for the current contract is $55.4 million compared to the $33.9 million fixed award for the prior contract. Due to the utilization of a significant number of the Company's aircraft under multi-year contracts with Malaysian Airlines and other contractual commitments, it is unlikely that the Company will be able to accept all of the available expansion business. Although overall Defense Department spending is being reduced, the level of U.S. Air Force contract awards has remained relatively constant in recent years. World Airways, however, cannot determine how future cuts in military spending may affect future operations with the U.S. Air Force.

    World Airways has provided wet lease services to Garuda since 1973 (operating under an annual Hadj contract since 1988). The Company operated five aircraft in the 1995 Garuda Hadj and will operate seven aircraft in the 1996 Hadj.

    As a result of these and other contracts, the Company had an overall contract backlog at December 31, 1995 of $462.0 million, compared to $285.9 million at December 31, 1994. The Company's backlog for each contract is determined by multiplying the minimum number of block hours guaranteed under the applicable contract by the specified hourly rate under such contract. Approximately 74% of the backlog (including substantially all of the backlog beginning in 1997) relates to the multi-year contracts with Malaysian Airlines. The loss of any of these contracts or a substantial reduction in business from any of these key customers, if not replaced, would have a material adverse effect on the Company's financial condition and results of operations.

    The information regarding major customers and foreign revenue is contained in Note 12 "Major Customers" of the Company's "Notes to Financial Statements" in Item 8.

COMPETITION

    The air transportation industry is highly competitive and susceptible to price discounting. Certain of the passenger and cargo air carriers against which the Company competes possess substantially greater financial resources and more extensive facilities and equipment than those which are now, or will in the foreseeable future become, available to the Company.

    The Company's ability to provide service in certain foreign markets in the future may depend in part on the willingness of the U.S. Department of Transportation (the "DOT") to allocate limited traffic rights to the Company rather than to competing U.S. airlines, including major scheduled passenger carriers capable of carrying greater passenger traffic, and the approval of the applicable foreign regulators. There can be no assurance that the Company will be able to obtain the traffic rights it seeks in expanding its business.

    The allocation of military air transportation contracts by the U.S. Air Force is based upon the number and type of aircraft a carrier, alone or through a teaming arrangement, makes available for use in times of national emergencies. The formation of competing teaming arrangements that have larger partners than those sponsored by the Company, an increase by other air carriers in their commitment of aircraft to the emergency program, or the withdrawal of the Company's current partners, could adversely affect the size of the U.S. Air Force contracts, if any, which are awarded to the Company in future years.

    In the passenger airline market, the Company generally competes on the basis of price, quality of service, including on-time reliability and in-flight service, and schedule convenience. Many of the Company's competitors in the passenger airline market (both scheduled and non-scheduled passenger air carriers) compete for passengers in a variety of ways. During periods of dramatic fare cuts by the Company's competitors, the Company may be forced to respond with reduced pricing, which could have a material adverse effect on the Company's financial condition and results of operations. The Company also competes directly against charter airlines, some of which are substantially larger than it, and certain of which are affiliates of major scheduled airlines or tour operators. As a result, in addition to greater access to financial resources, these charter airlines may have greater distribution capabilities, including exclusive or preferential relationships with affiliates that are tour operators.

    The Company believes that the most important bases for competition in the air cargo business are the payload and cubic capacities of the aircraft, and the price, flexibility, quality and reliability of the cargo transportation service. Competitors in the cargo market include all-cargo carriers, such as Atlas Air, Inc. and Polar Air Cargo, and scheduled and non-scheduled passenger carriers which have substantial belly cargo capacity.

CYCLICAL NATURE OF AIR CARRIER BUSINESS

    The Company operates in a challenging business environment. The air transportation industry is highly sensitive to general economic conditions. Since a substantial portion of passenger airline travel (both business and personal) is discretionary, the industry tends to experience severe adverse financial results during general economic downturns. The airline industry may also be adversely affected by unexpected global political developments. This is an important factor to bear in mind since the Company flies to and from such places as Northern Ireland, Israel, and South Africa. The financial results of air cargo carriers are also adversely affected by general economic downturns due to the reduced demand for air cargo transportation. In 1993 and 1994, the combination of a generally weak global economy and the depressed state of the air transportation industry has adversely affected the Company's operating performance. Although the Company has experienced a growth in demand, such that the Company has increased block hours flown by 41% in 1995 over 1994 and 13% in 1994 over 1993, there can be no assurance that this growth will continue.

SEASONALITY

    Historically, the Company's business has been significantly affected by seasonal factors. During the first quarter, the Company typically experiences lower levels of utilization and yields as demand for passenger and cargo services is lower relative to other times of the year. The Company experiences higher levels of utilization in the second quarter, principally due to peak demand for commercial passenger services associated with the annual Hadj pilgrimage. During 1995, the Company's flight operations associated with the Hadj pilgrimage occurred from April 1 to June 8. Because the Hadj occurs approximately 10 to 12 days earlier each year, revenues resulting from future Hadj contracts will begin to shift from the second quarter to the first quarter over the next several years. In recent years, soft demand and weakening yields in worldwide passenger markets adversely affected the Company's results in the third quarter. Fourth quarter utilization depends primarily on the demand for air cargo services in connection with the shipment of merchandise in advance of the U.S. holiday season. The Company believes that its new multi-year contracts with Malaysian Airlines and an increase in peak European summer tourist travel occurring in the third quarter should lessen the effect of these seasonal factors. The quarterly financial data is contained in Note 15 "Unaudited Quarterly Results" of the Company's "Notes to Financial Statements" in Item 8.

OPERATING LOSSES

    While the Company was profitable each year from 1987 through 1992 and in 1995, the Company sustained operating losses in 1993 and 1994 of $7.3 million and $5.2 million, respectively, and net losses of $9.0 million in each of these two years. There can be no assurance that the Company will be able to sustain its current profitability. See "Selected Financial Data" and "Results of Operations".

MAINTENANCE

    The Company outsources major airframe maintenance and power plant work to several suppliers. The Company has a 10-year contract ending in August 2003 with United Technologies Corporation's Pratt & Whitney Group ("Pratt and Whitney") for all off-wing maintenance on the PW 4462 engines that power its MD-11 aircraft. Under this contract, the manufacturer agreed to provide such maintenance services at a cost not to exceed a specified rate per hour during the term of the contract. The specified rate per hour is subject to annual escalation, and increases substantially in 1998. Accordingly, while the Company believes the terms of this agreement will result in lower engine maintenance costs than it otherwise would incur during the first five years of the agreement, these costs will increase substantially during the last seven years of the agreement. The Company has contracted with Caledonian Airmotive Limited for off-wing maintenance on the CF6-50C2 engines that power its DC10-30 aircraft. The Company believes these contracts provide high quality power plant services at competitive costs.

    The Company's maintenance costs associated with the MD-11 aircraft and PW 4462 engines have been significantly reduced due in part to manufacturer guarantees and warranties, which guarantees and warranties began to expire in 1995 and will fully expire by 1998. Therefore, the Company expects that maintenance expense will increase as these guarantees and warranties expire.

    The Company's material services group acquires and manages the inventory of spare parts and consumable materials required to support line maintenance, scheduled airframe maintenance and power plant maintenance. The Company has established an inventory management facility in Wilmington, Delaware, to support this activity. As part of this activity, the material services group tracks the inventory status of the spare parts kits carried aboard each of the Company's aircraft. Each of the Company's aircraft carries spare parts and support kits, which consist of approximately $1.5 to $3.5 million in parts and special equipment. In addition, a highly-trained maintenance representative is on board all flights to destinations where the Company does not have on-site maintenance facilities.

GROWTH OPPORTUNITIES

    In the scheduled charter market, the Company has identified what it believes is a significant opportunity to increase revenues and profits by serving potentially profitable leisure passenger markets between the U.S. and Europe. In the scheduled charter business, the Company sells less-than-planeload blocks of seats to international tour operators and markets remaining seats through computer reservations systems. Based on the successful experience of European carriers, the Company believes serving the seasonal passenger markets on a scheduled charter basis will have several benefits which the Company believes outweigh the potential increased load and yield risk associated with serving this market. First, it should be possible to achieve greater revenue per block hour because tour operators will pay higher prices in exchange for not bearing the risk of filling an entire aircraft. Second, the Company expects to increase the hourly utilization of its aircraft deployed in this market because the Company will set the schedules rather than a tour operator that, in the case of a full-planeload charter, has contracted for the entire aircraft and controls scheduling. This strategy gives the Company more control within the charter distribution channel and a stronger commercial position in this market than it would have in the full-load charter business. For the 1996 leisure market season, the Company has developed schedules and is marketing capacity to tour operators with particular emphasis on the markets between the U.S. and Germany, Switzerland, Ireland, and the United Kingdom. Although the Company believes that scheduled charters may improve utilization and yields in the leisure passenger market for the reasons described above, the Company has no prior experience operating scheduled charters and can, therefore, provide no assurances that it will be able to operate scheduled charters profitably.

    In the scheduled passenger business, the Company will consider entering only those markets that it believes (i) are well suited to the competitive advantages of the Company's long-range, wide-body aircraft, (ii) have prospects for rapid growth, and (iii) have barriers to entry. After determining that the market between New York and Tel Aviv met these criteria, the Company commenced scheduled passenger service in this market in July 1995 with three weekly round trips. In March 1996, the Company reduced its weekly frequencies from three to two until the summer peak tourist season. In addition, the Company recently received regulatory authority to provide scheduled passenger and cargo service between the United States and points in West Africa and South Africa beginning in the second quarter of 1996.

    While the Company has achieved a 72% cumulative load factor on the Tel Aviv route as of February 1996, yields have been significantly lower than expected due to price sensitive, high commission traffic originating in the New York area and the lack of a marketing relationship with a major U.S. carrier to feed the Company's New York departures. As a result of these factors, the Company has sustained operating losses on this route since commencing scheduled service to Tel Aviv in July 1995. In response to these issues, the Company has taken steps to improve its yield and load factor performance. First, as discussed above, the Company has reduced its weekly frequencies to Tel Aviv from three to two until this summer's peak tourist season. Second, and more importantly, the Company has formed, subject to definitive documentation, a strategic alliance with Continental Airlines ("Continental"). This agreement with Continental includes codesharing, joint marketing, and participation in Continental's computer reservation system and OnePass frequent flyer program. The Company's international passengers will connect through Continental's Newark International Airport ("Newark") hub to major U.S. cities as well as Canada and Mexico. Continental's passengers will connect directly on the Company's international destinations including Israel, Ireland, and South Africa. In conjunction with this alliance, the Company will begin flying from Newark in June 1996. Although the Company hopes that its strategic alliance with Continental will improve financial results on the Company's scheduled passenger routes, including but not limited to the Company's Tel Aviv route, no assurances can be given that the Company will be able to operate its scheduled passenger routes profitably even with the Continental alliance.

ABILITY TO MANAGE GROWTH

    As described above, the Company is currently experiencing rapid growth in its existing operations and intends to enter new markets. For example, the Company's fleet size increased 38% from 1994 to 1995, and total block hours increased 41% over the comparable period. In the first quarter of 1996, the Company's fleet size was further enhanced with the delivery of two MD-11ER aircraft and two additional DC10-30 aircraft. If the Company's management is unable to manage this growth, the Company's financial performance and results of operations may be adversely affected. Additionally, the Company's entrance into new markets requires more skilled personnel and distribution capability. An inability to hire skilled personnel or to develop its distribution capability may also adversely affect the Company's ability to operate profitably in its new markets.

CONTROL BY WORLDCORP; POTENTIAL CONFLICTS OF INTEREST

    As of December 31, 1995, WorldCorp owns approximately 59.3% of the Company's outstanding common stock. WorldCorp is a holding company that owns majority positions in two companies: US Order, Inc. ("US Order") and the Company. WorldCorp is highly leveraged and therefore requires substantial funds to cover debt service each year. As a holding company, all of WorldCorp's funds are generated through its subsidiaries, neither of which is expected to pay dividends in the foreseeable future. As a result of WorldCorp's cash requirements, it may be required to sell additional shares of the Company's common stock from time to time, and such sales, or the threat of such sales, could have a material adverse affect on the market price on the Company's common stock. Except as limited by contractual arrangements with MHS, WorldCorp also is in a position to control the outcome of substantially all issues submitted to the Company's stockholders, including the election of all of the Company's Board of Directors, adoption of amendments to the Company's Certificate of Incorporation, and approval of mergers. Under Delaware law, WorldCorp may approve certain actions by written consent without a meeting of the stockholders of the Company. In addition, the Company's Board of Directors has eight members, one of whom, T. Coleman Andrews, III, is President, Chief Executive Officer and a director of WorldCorp.

    The managements of WorldCorp and World Airways are currently exploring ways to maximize value for the shareholders of each company, including actively exploring the feasibility of employee initiatives to purchase a substantial portion of WorldCorp's ownership position in World Airways. In addition to employee initiatives, WorldCorp is evaluating the feasibility of a spinoff of its interest in World Airways or a disposition to a third party. There can be no assurances, however, that any such transactions will ultimately be consumated.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

    Operating Revenues.  Total block hours increased 10,885 hours, or 41%,
    ------------------
to 37,342 hours in 1995 from 26,457 hours in 1994, with an average of 10.3 available aircraft per day in 1995 compared to 8.2 in 1994. Average daily utilization (block hours flown per day per aircraft) increased to 9.9 hours in 1995 from 8.8 hours in 1994. In 1995, the Company continued to obtain a higher percentage of its revenues under basic contacts as opposed to full service contracts. In 1995, basic contracts accounted for 70% of total block hours, up from 63% in 1994. Total operating revenues increased $78.8 million, or 44%, to $259.5 million in 1995 from $180.7 million in 1994.

    Revenues from flight operations increased $75.8 million, or 44%, to $249.7 million in 1995 from $173.9 million in 1994. This increase was primarily attributable to a $58.4 million increase in revenues generated from the new multi-year contracts with Malaysian Airlines. Average daily utilization for these contracts was 11.2 hours in 1995. In addition, the Company realized an increase in revenues associated with services to certain international carriers and from the commencement of scheduled service operations to Tel Aviv in July 1995. Partially offsetting these increases was a decrease in revenues associated with the 1995 summer charter programs to Europe.

    Revenues from flight operations subcontracted to other carriers increased $3.2 million for 1995 to $8.6 million from $5.4 million in 1994. This increase resulted primarily from the Company's need to subcontract certain flights to other carriers due to peak airlift requirements for the 1995 Hadj pilgrimage. This increase was partially offset by the subservice of certain contracts in the fourth quarter of 1994 primarily to make aircraft capacity available for the commencement of operations under the Company's multi-year contracts with Malaysian Airlines.

    Operating Expenses.  Total operating expenses increased $63.2 million,
    ------------------
or 34%, in 1995 to $249.1 million from $185.9 million in 1994.

    Flight operations expenses include all expenses related directly to the operation of the aircraft other than aircraft cost, fuel and maintenance. Also included are expenses related to flight dispatch and flight operations administration. Flight operations expenses increased $15.0 million, or 26%, in 1995 to $72.8 million from $57.8 million in 1994. This increase resulted primarily from the following: an increase in block hours flown; higher cockpit crew levels associated with the integration of additional aircraft into the fleet in 1995; and an increase in accruals under the Company's profit sharing plans for its crewmembers during 1995. These factors were partially offset by a shift from full service to basic contracts.

    Maintenance expenses increased $17.1 million, or 65%, in 1995 to $43.3 million from $26.2 million in 1994. This increase resulted primarily from a non-recurring 1994 reversal of $4.2 million of excess reserves associated with the expiration of three DC10-30 aircraft leases and the increase in block hours flown in 1995, partially offset by lower costs associated with reduced maintenance requirements of new MD-11 aircraft and the guarantees and warranties received from the engine and aircraft manufacturers of the MD-11 aircraft and related engines, which guaranties and warranties began to expire in 1995.

    Aircraft costs increased $17.3 million, or 32%, in 1995 to $71.2 million from $53.9 million in 1994. This increase was primarily due to the lease of two additional MD-11 convertible aircraft in the first quarter of 1995 and the short-term lease of incremental DC10-30 aircraft which began in the fourth quarter of 1994 and second quarter of 1995, partially offset by the return of three lower-cost DC10-30 aircraft to the lessor in the third quarter of 1994.

    Fuel expenses increased $2.8 million, or 17%, in 1995 to $19.7 million from $16.9 million in 1994. This increase is due primarily from an increase in fuel uplifted for military and scheduled service operations, partially offset by a shift from full service to basic contracts in 1995 under which the Company is not responsible for fuel.

    Promotions, sales and commissions increased $4.2 million in 1995 to $5.3 million from $1.1 million in 1994. This increase resulted primarily from commissions paid in connection with scheduled service operations to Tel Aviv which commenced in 1995 and an increase in joint venture commissions associated with the larger fixed-award contract received from the U.S. Air Force beginning October 1995.

    Depreciation and amortization increased $2.1 million, or 53%, in 1995 to $6.1 million from $4.0 million in 1994. This increase resulted primarily from an increase in spare parts required to support the additional MD-11 aircraft and incremental DC10-30 aircraft described above as well as the amortization of certain MD-11 aircraft integration costs and other deferred costs.

    General and administrative expenses increased $1.2 million, or 6%, in 1995 to $21.7 million from $20.5 million in 1994. This increase was primarily due to various start-up expenses and personnel necessary for scheduled service operations as well additional marketing personnel, partially offset by a decrease in certain legal and professional fees.

    Other Income (Expense).  Other expenses decreased $2.6 million, or 68%,
    ----------------------
in 1995 from 1994 primarily due to a $0.7 million loss on the sale of a DC10 engine by the Company in 1994. In addition, the Company recognized a $0.8 million gain in 1995 resulting from a settlement with the lessor relating to the return of two DC10 aircraft in 1993.

YEAR ENDED DECEMBER 31, 1994 COMPARED TO YEAR ENDED DECEMBER 31, 1993

    Operating Revenues.  Total block hours increased 2,995 hours, or 13%,
    ------------------
to 26,457 hours in 1994 from 23,462 hours in 1993. Average daily utilization increased from 7.3 block hours in 1993 to 8.8 hours partially due to a planned reduction in average available aircraft per day from 8.8 in 1993 to 8.2 in 1994. During 1994, the Company began to obtain a higher percentage of its revenues under basic contracts as opposed to full service contracts. In 1994, basic contracts accounted for 63% of total block hours up from 45% in 1993. Total operating revenues increased $2.0 million, or 1%, to $180.7 million in 1994 from $178.7 million in 1993.

    Revenues from flight operations decreased $2.6 million, or 1%, to $173.9 million in 1994 from $176.5 million in 1993. This decrease resulted primarily from a decrease in military charter revenues and cargo revenues in 1994 compared to 1993. While the Company's U.S. Air Force fixed award revenues increased during 1994, this increase was offset by a decrease in short-term expansion flying. During 1993, the Company participated in short-term expansion flying in connection with the transportation of military personnel to Mogadishu, Somalia. In addition, a reduction in cargo revenues resulted primarily from the expiration of a contract with a cargo carrier in January 1994. These decreases were partially offset by increases of $17.1 million in revenues generated from the multi-year contracts with Malaysian Airlines entered into in 1994 and an increase in charter passenger service revenues resulting from additional charter programs to Europe and South America.

    Revenues from flight operations subcontracted to other carriers were $5.4 million in 1994 compared to $1.2 million in 1993. This increase was required primarily to make aircraft capacity available for the commencement of operations under the Company's multi-year contracts with Malaysian Airlines.

    Operating Expenses.  Total operating expenses decreased slightly in
    ------------------
1994 to $185.9 million from $186.1 million in 1993.

    Flight operations expenses increased $2.5 million, or 5%, in 1994 to $57.8 million from $55.3 million in 1993. This increase was primarily due to the increase in block hours flown, partially offset by the shift to more basic contracts. In addition, in 1993, the Company incurred costs related to MD-11 integration which were not incurred in 1994.

    Maintenance expense decreased $2.5 million, or 9%, in 1994 to $26.2 million from $28.7 million in 1993 primarily due to a $4.2 million reversal of excess accrued maintenance reserves associated with the expiration of three DC10-30 aircraft leases during 1994. Excluding the effect of this reversal, maintenance expenses increased $1.7 million, or 6%, primarily due to an increase in block hours flown in 1994, partially offset by lower costs associated with reduced maintenance requirements of new MD-11 aircraft and the guarantees and warranties received from engine and aircraft manufacturers on the MD-11 aircraft and related engines, which guaranties and warranties began to expire in 1995.

    Aircraft costs increased $1.8 million, or 3%, in 1994 to $53.9 million from $52.1 million in 1993. This increase was primarily due to the higher lease costs associated with MD-11 aircraft, partially offset by the Company's return of three DC10-30 aircraft with long-term leases in 1993 and related termination fees of $2.3 million.

    Fuel expenses decreased $8.8 million, or 34%, in 1994 to $16.9 million from $25.7 million in 1993. This decrease was primarily due to the shift to more basic contracts in 1994 under which the Company is not responsible for fuel.

    Depreciation and amortization decreased $1.6 million, or 29%, in 1994 to $4.0 million from $5.6 million in 1993 primarily due to the elimination of amortization for leasehold improvements in connection with two DC10-30 aircraft returned to the lessor in July 1993. In addition, depreciation was reduced due to the transfer of DC10-30 spare parts to assets held for sale following the return of the DC10-30 aircraft. This decrease was partially offset by the depreciation of spare parts purchased for MD-11 aircraft.

    General and administrative expenses increased $4.3 million, or 27%, in 1994 to $20.5 million in 1994 from $16.2 million in 1993 primarily due to increased professional fees and marketing expenses. During 1994, the Company began increasing its marketing and sales personnel and related activities to develop future marketing programs.

    Other Income (Expense).  Interest expense increased $1.6 million, or
    ----------------------
76%, in 1994 to $3.7 million from $2.1 million in 1993 primarily due to MD-11 rotable financing, and use of a bank line of credit in 1994.

LIQUIDITY AND CAPITAL RESOURCES

    The Company is highly leveraged. The Company incurred substantial debt and lease commitments during 1993, 1994, and 1995 in connection with its acquisition of MD-11 aircraft and related spare parts. The Company has historically financed its working capital and capital expenditure requirements out of cash flow from operating activities, public and private sales of its common stock, secured borrowings, and other financings from banks and other lenders.

    In October 1995, the Company completed an initial public offering (the "Offering") of 2,900,000 shares of the Company's common stock. Of the 2,900,000 shares sold, 2,000,000 shares were issued and sold by the Company and 900,000 shares were sold by WorldCorp, the Company's majority shareholder. As a result of this offering, World Airways and WorldCorp received approximately $22.8 million and $10.2 million in net proceeds, respectively.

    The Company's cash and cash equivalents at December 31, 1995 and December 31, 1994 were $25.3 million and $4.1 million, respectively. At December 31, 1995 the Company's current assets were $55.5 million and current liabilities were $64.4 million. The Company believes that the combination of the financings consummated to date, income from operations and the additional financings described below will be sufficient to allow the Company to meet its operating and capital requirements for at least the next twelve months.

CASH FLOWS FROM OPERATING ACTIVITIES

    Operating activities provided $18.7 million in cash for the year ended December 31, 1995 compared to using $3.0 million of cash in 1994. This increase in cash in 1995 was primarily from an increase in operating income over 1994 and increases in accounts payable and accrued expenses. These increases were partially offset by an increase in accounts receivable during 1995 over 1994.

CASH FLOWS FROM INVESTING ACTIVITIES

    Investing activities used $22.5 million in cash for the year ended December 31, 1995 compared to using $2.6 million in 1994. This increase in cash used resulted primarily from the following: the purchase of rotable spare parts required for the integration of two MD-11 aircraft; the purchase of rotable spare parts required as station spares in Malaysia as a result of the new multi-year contracts with Malaysian Airlines; and the purchase of a spare engine in the third quarter of 1995. In addition, the Company made a $1.2 million downpayment towards the purchase of an additional spare engine to be delivered in the first quarter of 1996.

CASH FLOWS FROM FINANCING ACTIVITIES

    Financing activities provided $25.0 million in cash for the year ended December 31, 1995 primarily from $22.8 million in cash received by the Company from the sale of its common stock in October 1995. In addition, the

Company increased its net borrowings by $2.2 million in 1995 as a result of financing an engine. For the year ended December 31, 1994, financing activities used $2.0 million in cash due to $14.4 million in net borrowing repayments made by the Company, partially offset by $12.4 million in cash received from the sale of its common stock to MHS in February 1994.

CAPITAL COMMITMENTS

    In October 1992 and January 1993, the Company signed a series of agreements to lease seven new MD-11 aircraft for initial lease terms of two to five years, renewable for up to 10 years (and in the case of one aircraft, for 13 years) by the Company with increasing rent costs. As of March 1995, the Company had taken delivery of all seven aircraft, consisting of four passenger MD-11 aircraft, one freighter MD-11, and two passenger/cargo convertible MD-11s. As part of the lease agreements, the Company was assigned purchase options for four additional MD-11 aircraft. In 1992, the Company made non-refundable deposits of $1.2 million toward the option aircraft.

    In March 1996, the Company signed an agreement with the manufacturer to lease two MD-11ER aircraft. Under the agreement, the Company leased each aircraft for a term of 24 years with an option to return the aircraft after a seven year period with certain fixed termination fees. As part of the agreement, the above-mentioned deposits were applied towards the deposits required on these two aircraft. In addition, the Company agreed to assume an existing lease of two additional MD-11 freighter aircraft for 20 years, beginning in 1999, in the event that the existing lessee terminates its lease with the manufacturer at that time.

    World Airways maintains four long-term DC10-30 aircraft leases with terms expiring in 1998, 2003, and two in 1997. In addition, beginning in 1996, the Company leased two additional DC10-30 aircraft for three-year terms. The Company may choose to lease additional DC10-30 aircraft primarily to meet peak demand requirements.

    Annual minimum payments required under the Company's aircraft and lease obligations total $88.7 million for 1996, including the two MD-11ER aircraft and the two DC10-30 aircraft leased in 1996 (see Note 9 of "Notes to Financial Statements").

    The Company spent $11.0 million to purchase spare parts and to make cash security deposits for MD-11 integration in 1995. In August 1995, the Company amended its aircraft spare parts facility under the Credit Agreement to provide for a variable rate borrowing of $10.5 million. Approximately $2.5 million of this facility was used to pay off the previously outstanding balance of the spare parts loan facility and $0.8 million was used to purchase additional spare parts for MD-11s required during the remainder of 1995. The balance of this loan facility was used to increase cash balances which were drawn down during the first half of 1995 to purchase MD-11 spare parts.

    On September 29, 1995, the Company entered into an agreement with a lessor to purchase a spare engine, previously under lease, for $5.5 million (see Note 9 of "Notes to Financial Statements"). In addition, the Company purchased an additional spare engine delivered in the first quarter of 1996. The engine cost approximately $8.0 million. The Company entered into an agreement with the engine's manufacturer to finance 80% of the purchase price over a seven-year term. The Company made payments of $1.2 million and $0.4 million towards this purchase in September 1995 and January 1996, respectively.

    As discussed above, the Company signed an agreement for the lease of two MD-11ER aircraft beginning in the first quarter of 1996 to provide additional capacity for growth opportunities. As a result of this agreement, the Company estimates that it will expend approximately $1.6 million for crewmember training, $8.9 million for additional spare parts and $8.5 million for an additional spare engine and a QEC kit in 1996. As part of the agreement for the MD-11 aircraft, the Company will receive spare parts financing from the lessor of $9.0 million of which $3.0 million will be advanced with the delivery of each aircraft, and the remaining $3.0 million will be available in December 1996. In January 1996, the Company received a commitment from the engine manufacturer to finance 85% of the engine purchase price over a seven-year term with an interest rate to be fixed at the time of delivery.

    The Company anticipates that its total capital expenditures in 1996 will be approximately $28.0 million. As discussed above, the Company will receive approximately $22.6 million in financing for these expenditures. The remaining balance will be funded from its operating cash flow and available cash balances.

    On September 28, 1995, the Credit Agreement was amended to increase the limit on capital expenditures by the Company to no more than $25.0 million in 1995. While the Credit Agreement limits capital expenditures by the Company to no more than $15.0 million in 1996, the Company currently is negotiating with BNY Financial Corporation to amend the Credit Agreement to increase the annual limit on capital expenditures. There can be no assurance that the Credit Agreement will be so amended or that a waiver will be obtained, in which event the Company would expect to limit its annual capital expenditures to $15.0 million.

    In March 1996, the Company received regulatory authority to provide scheduled passenger and cargo service between Newark and points in West Africa and South Africa beginning in the second quarter of 1996. The Company anticipates that it will incur approximately $1.0 million in start-up costs in connection with this operation and will fund such start-up costs from its operating cash flow.

    As of December 1995, the Company held approximately $3.0 million (at book value) of aircraft spare parts currently available for sale.

FINANCING DEVELOPMENTS

    On October 30, 1993, WorldCorp, the Company and MHS entered into the MHS Stock Purchase Agreement pursuant to which MHS, subject to satisfactory completion of its due diligence investigations, agreed to purchase 24.9% of the Common Stock. On February 28, 1994, the transaction was completed. The Company received upon closing $12.4 million to fund its working capital requirements. The remaining proceeds from the sale ($15.0 million less a $2.7 million deposit received in November 1993) were paid directly to WorldCorp.

    In October 1995, the Company completed an initial public offering pursuant to which World Airways and WorldCorp received approximately $22.8 million and $10.2 million in net proceeds, respectively. World Airways used its proceeds to increase cash reserves.

    In 1993, the Company entered into the Credit Agreement, which included a $12.0 million spare parts loan and an $8.0 million revolving line of credit collateralized by certain receivables, inventory, equipment, and general intangibles. The Company is prohibited from granting a security interest in such collateral to anyone other than BNY Financial Corporation. Approximately $10.8 million of the proceeds from this borrowing were used to retire existing obligations. This agreement contains certain covenants related to the Company's financial condition and operating results. In March, August and September of 1995, the Company amended this agreement to adjust certain covenants beginning in the first quarter of 1995, in August 1995 and in September 1995, respectively, and extended the credit facility's term to 1998. Under the terms of the amended Credit Agreement, the Company is not permitted to (i) incur indebtedness in excess of $25.0 million (excluding capital leases), (ii) declare, pay, or make any dividend or distributions in any six month period which aggregate in excess of the lesser of $4.5 million or 50% of net income for the previous six months, (iii) declare or pay dividends if after giving effect to such dividends the Company's cash or cash equivalents would be less than $7.5 million or (iv) make capital expenditures in 1995 of more than $25.0 million or in any subsequent year of more than $15.0 million. The Company must also maintain a certain quarterly net worth and net income (loss) requirements, and at December 31, 1995, the Company was in compliance with the terms of the Credit Agreement as in effect as of such date. No assurances can be given that the Company will continue to meet these revised covenants or, if necessary, obtain the required waivers. In addition, the Company amended the aircraft spare parts facility under the Credit Agreement to provide for a variable rate spare parts loan of $10.5 million. As of December 31, 1995, $1.7 million of the $8.0 million portion of the credit facility collateralized by receivables was utilized, with $0.3 million capacity currently available, and $8.6 million of the $10.5 million spare parts loan was outstanding.

    In the first quarter of 1995, the Company obtained approximately $6.0 million in short-term borrowings from equipment lessors for working capital purposes, with an average interest rate of approximately 11%. The borrowings had been repaid as of December 1995.

    As discussed above, in September 1995 the Company entered into an agreement with a lessor to purchase a spare engine, previously under lease, for $5.5 million. The Company paid $0.5 million upon closing and signed a note for the $5.0 million balance. The note bears interest at a rate of 7.25% and is payable over a 40-month period at $69,000 a month, with the balance of $3.3 million due on January 29, 1999.

OTHER MATTERS

LEGAL AND ADMINISTRATIVE PROCEEDINGS

    The Company and WorldCorp (the "World Defendants") are defendants in litigation brought by the Committee of Unsecured Creditors of Washington Bancorporation (the "Committee") in August 1992, captioned Washington Bancorporation v. Boster, et. al., Adv. Proc. 92-0133 (Bankr. D.D.C.) (the "Boster Litigation"). The complaint asserts that the World Defendants received preferential transfers or fraudulent conveyances from Washington Bancorporation when the World Defendants received payment at maturity on May 4, 1990 of Washington Bancorporation commercial paper purchased on May 3, 1990. Washington Bancorporation filed for relief under the Federal Bankruptcy Code on August 1, 1990. The Committee seeks recovery of approximately $4.8 million from the Company and approximately $2.0 million from WorldCorp, which are alleged to be the amounts paid to each of the Company and WorldCorp by Washington Bancorporation. On the motion of the World Defendants, among others, the Boster Litigation was removed from the Bankruptcy Court to the District Court for the District of Columbia on May 10, 1993. The World Defendants filed a motion to dismiss the Boster Litigation as it pertains to them on June 9, 1993, and intend to vigorously contest liability. On September 20, 1995, the District Court for the District of Columbia granted the motion to dismiss filed by the World Defendants with respect to three of the four counts alleged in the litigation, but declined to grant a motion to dismiss the remaining claim regarding fraudulent transfers. The District Court's ruling is subject to appeal in certain cases. The World Defendants filed a summary motion with respect to the remaining claim on October 19, 1995, which remains pending. In any event, the Company believes it has substantial defenses to this action, although no assurance can be given of the eventual outcome of this litigation. Depending upon the timing of the resolution of this claim, if the Committee were successful in recovering the full amount claimed, the resolution could have a material adverse effect on the Company's financial condition and results of operations.

    In addition, the Company is party to routine litigation and administrative proceedings incidental to its business, none of which is believed by the Company to be likely to have a material adverse effect on the financial condition of the Company.

EMPLOYEES

    The Company's cockpit crew members, who are represented by the International Brotherhood of Teamsters (the "Teamsters"), are subject to a four-year collective bargaining agreement that will become amendable in June 1998.

    The Company's flight attendants are also represented by the Teamsters under a collective bargaining agreement that became amendable in 1992. The parties exchanged their opening contract proposals in 1992 and have had numerous contract negotiation sessions. In December 1994, the Company and the Teamsters jointly requested the assistance of a federal mediator to facilitate negotiations. After several mediated sessions, the National Mediation Board (the "NMB") mediator recommended that the NMB release the parties to pursue "direct" (i.e., non-mediated) negotiations with the flight attendants. The Company and the Teamsters agreed and direct negotiations continue. The outcome of the negotiations with the flight attendants cannot be determined at this time. The inability to reach an agreement upon terms favorable to the Company could have a material adverse effect on the Company. The Company's flight attendants continue to challenge the use of foreign flight attendant crews on the Company's flights for Malaysian Airlines and Garuda Indonesia which has historically been the Company's operating procedure. The Company is contractually obligated to permit its Southeast Asian customers to deploy their own flight attendants. While the Company intends to contest this matter vigorously in an upcoming arbitration, an unfavorable ruling for the Company could have a material adverse effect on the Company.

    The Company's aircraft dispatchers are represented by the Transport Workers Union (the "TWU"). This contract became amendable on June 30, 1993. In May 1995, the parties reached agreement with respect to a new four-year contract. This contract was ratified on February 7, 1996. Fewer than 12 Company employees are covered by this collective bargaining agreement.

    The Company is unable to predict whether any of its employees not currently represented by a labor union, such as the Company's maintenance personnel, will elect to be represented by a labor union or collective bargaining unit. The election by such employees of representation in such an organization could result in employee compensation and working condition demands that could have a material adverse effect on the financial results of the Company.

DIVIDEND POLICY

    The Company has not declared or paid any cash dividends or distributions on its common stock since the payment of a distribution to WorldCorp in 1992. Any future decision concerning the payment of dividends on the common stock will depend upon the results of operations, financial condition and capital expenditure plans of the Company, as well as such other factors as the Board of Directors, in its sole discretion, may consider relevant.

    Under the terms of a shareholders agreement among the Company, WorldCorp, and MHS, the Company has agreed to declare and distribute all dividends properly payable, subject to the requirements of law and general overall financial prudence. The Credit Agreement with BNY Financial Corporation (as amended through September 1995, the "Credit Agreement") contains restrictions on the Company's ability to pay dividends on the common stock. The Credit Agreement provides that the Company shall not declare, pay or make any dividends or distributions in any six-month period which aggregate in excess of the lesser of $4.5 million or 50% of the Company's net income for the previous six months and requires that the Company have a cash balance of not less than $7.5 million after giving effect to such dividend or distribution. Additionally, WorldCorp, which owns approximately 59.3% of the Company's common stock, is subject to the provisions of an indenture expiring in 2004 under which it is obligated to cause the Company not to pay dividends upon the occurrence of any events of default by WorldCorp under such indenture. Further, under the indenture terminating in 1997, WorldCorp has agreed to cause the Companies not to pay dividends unless WorldCorp has a positive adjusted net worth (as defined therein). As of March 11, 1996, WorldCorp's adjusted net worth was negative and under the indenture terminating in 1997, WorldCorp is therefore obligated to cause World Airways not to pay dividends.

INCOME AND OTHER TAXES

    In August 1991, 5.7 million shares of WorldCorp common stock were sold by a group of existing shareholders. This transaction constituted an ownership change of WorldCorp (and thus of the Company) as defined under Section 382 of the Code (the "1991 Ownership Change"). The 1991 Ownership Change subjected WorldCorp to an annual limitation in 1991 and future years in the use of net operating losses ("NOLs") that were available to WorldCorp (and thus allocable to the Company) on the date on which the 1991 Ownership Change occurred. As of December 31, 1995, the Company had NOLs for federal income tax purposes of $100.4 million which, if not utilized to offset taxable income in future periods, will expire from 1997 to 2009. Of this amount, $62.0 million is subject to a $6.9 million annual limitation resulting from the 1991 Ownership Change. The remaining $38.4 million was generated after the 1991 Ownership Change and, therefore, is not currently subject to annual limitation.

    Use of the Company's net operating loss carryforwards in future years could be further limited if an Ownership Change were to occur in the future. While the Company believes that the sale of common stock in its initial public offering (the "Offering") did not cause an Ownership Change, the application of the Code in this area is subject to interpretation by the Internal Revenue Service. Also, any future transactions in the Company's or WorldCorp's stock could cause an Ownership Change. In the event that more than approximately $5.0 million of the outstanding convertible debentures of WorldCorp are converted into WorldCorp common stock, the Company believes an Ownership Change will occur.

    There can be no assurance that the operations of the Company will generate taxable income in future years so as to allow the Company to realize a tax benefit from its NOLs. The NOLs are subject to examination by the IRS and, thus, are subject to adjustment or disallowance resulting from any such IRS examination. In addition to the change in ownership that might occur upon the conversion of the WorldCorp debentures, additional ownership changes of the Company may occur in the future and may result in the imposition of a lower annual limitation on the Company's NOLs existing at the time of any such ownership change.

    The valuation allowance for deferred tax assets as of December 31, 1995 was $39.5 million. The Company's estimate of the required valuation allowance is based on a number of factors, including historical operating results. The Company generated net earnings for the year ended 1995 as compared to losses in both 1994 and 1993. If the Company continues to generate net earnings in 1996, it is possible that a change in the estimate of the required valuation allowance will occur in the near term, and could differ materially from the amount recorded at December 31, 1995.

NEW ACCOUNTING STANDARDS

    In June 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of ("SFAS No. 121"). SFAS No. 121 requires companies to review long-lived assets and certain identifiable intangibles to be held, used or disposed of, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes the adoption of this statement will not have a significant effect on its financial statements. The Company is required to adopt this statement in 1996.

    In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation ("Statement 123"). Statement 123 recommends, but does not require, the adoption of a fair value based method of accounting for stock-based compensation to employees, including common stock options, and stock-based compensation to individuals other than employees. The Company currently intends to continue recording stock-based compensation to employees under the intrinsic value method and does not intend to adopt the fair value based method of accounting for stock-based compensation to employees as permitted by Statement
123. Certain pro forma disclosures will be required in the Company's financial statements for the year ending December 31, 1996 as if the fair value based method had been adopted.

INFLATION

    The Company believes that inflation has not had a material effect on the Company's revenues during the past three years.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             WORLD AIRWAYS, INC.
                                 BALANCE SHEETS
                                    ASSETS
                               (IN THOUSANDS)


                                                            December 31,
                                                         -------------------
                                                           1995       1994
                                                         --------    -------
CURRENT ASSETS
   Cash and cash equivalents, including restricted
      cash of $619 at December 31, 1995 and
      $103 at December 31, 1994 (Note 14)                $ 25,271    $ 4,054

   Restricted short-term investments (Notes 5 and 14)         909        668

   Trade accounts receivable, less allowance for
      doubtful accounts of $258 at December 31, 1995
      and $35 at December 31, 1994 (Notes 3 and 8)         15,472      5,480

   Other receivables (Note 3)                               3,314      2,936

   Prepaid expenses and other current assets (Note 6)       9,882      6,931

   Assets held for sale (Notes 7 and 9)                       700      2,500
                                                         --------   --------

      Total current assets                                 55,548     22,569
                                                         --------   --------

ASSETS HELD FOR SALE (Notes 7 and 9)                        2,308     11,328

EQUIPMENT AND PROPERTY (Notes 7 and 9)
   Flight and other equipment                              54,460     22,457
   Equipment under capital leases                          11,466     11,466
                                                         --------   --------

                                                           65,926     33,923
   Less accumulated depreciation and amortization          13,497      9,257
                                                         --------   --------

      Net equipment and property                           52,429     24,666
                                                         --------   --------

LONG-TERM OPERATING DEPOSITS (Note 9)                      16,157     13,562

OTHER ASSETS AND DEFERRED CHARGES,
   NET (Notes 3 and 6)                                      4,253      5,926
                                                         --------   --------

TOTAL ASSETS                                             $130,695   $ 78,051
                                                         ========   ========

                                                                     (Continued)

                              WORLD AIRWAYS, INC.
                                BALANCE SHEETS
                                  (CONTINUED)
             LIABILITIES AND COMMON STOCKHOLDERS' EQUITY (DEFICIT)
                                (IN THOUSANDS)


                                                             December 31,
                                                         -------------------
                                                           1995        1994
                                                         --------    -------
CURRENT LIABILITIES
   Notes payable (Note 8)                                $  6,764    $ 7,162
   Current maturities of long-term obligations (Note 9)     9,398      9,550
   Deferred aircraft rent (Note 9)                            533        907
   Accounts payable                                        15,278     11,609
   Unearned revenue                                        10,417      5,300
   Air traffic liability                                    2,332         --
   Accrued maintenance in excess of reserves paid           8,919      6,395
   Accrued salaries and wages                               8,716      5,328
   Accrued taxes                                            1,485      1,601
   Due to affiliate (Note 2)                                  405         97
   Other accrued liabilities                                  184        414
                                                        ---------  ---------
      Total current liabilities                            64,431     48,363
                                                        ---------  ---------

LONG-TERM OBLIGATIONS, NET (Note 9)                        20,417     17,114

OTHER LIABILITIES
   Deferred gain from sale-leaseback transactions, net of
      accumulated amortization of $18,041 at December
      31, 1995 and $16,978 at December 31, 1994             7,310      8,373
   Accrued maintenance in excess of reserves paid           3,579      2,866
   Accrued postretirement benefits (Note 10)                2,596      2,384
   Other liabilities                                        2,022        318
                                                        ---------  ---------
      Total other liabilities                              15,507     13,941
                                                        ---------  ---------

TOTAL LIABILITIES                                         100,355     79,418
                                                        ---------  ---------

COMMON STOCKHOLDERS' EQUITY (DEFICIT) (Notes 1, 2,
   3, 9, 10 and 13)
   Common stock, $.001 par value (20,000,000 shares
      authorized, 12,000,064 and 10,000,064 shares
      issued and outstanding at December 31, 1995
      and December 31, 1994, respectively)                     12         10
   Additional paid-in capital                              42,312     19,503
   Contributed capital                                      3,000      3,000
   Accumulated deficit                                    (14,984)   (23,880)
                                                        ---------  ---------
      Total common stockholders' equity (deficit)          30,340     (1,367)
                                                        ---------  ---------

COMMITMENTS AND CONTINGENCIES (Notes 2, 8, 9,
   10, 11, 12 and 14)

TOTAL LIABILITIES AND COMMON STOCKHOLDERS'
   EQUITY (DEFICIT)                                     $ 130,695  $  78,051
                                                        =========  =========

                See accompanying Notes to Financial Statements

                             WORLD AIRWAYS, INC.
                           STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE DATA)



                                                   Years Ended December 31,
                                              --------------------------------
                                                1995        1994        1993
                                              --------    --------    --------
[S]                                           [C]         [C]         [C]
OPERATING REVENUES (Note 12)
   Flight operations                          $249,719    $173,925    $176,492
   Flight operations subcontracted
      to other carriers                          8,598       5,378       1,221
   Other                                         1,165       1,412       1,023
                                              --------    --------    --------
      Total operating revenues                 259,482     180,715     178,736
                                              --------    --------    --------

OPERATING EXPENSES
   Flight                                       72,812      57,792      55,336
   Maintenance (Notes 9 and 14)                 43,272      26,212      28,668
   Aircraft costs (Note 9)                      71,238      53,860      52,056
   Fuel                                         19,678      16,915      25,660
   Flight operations subcontracted
      to other carriers                          9,096       5,549       1,312
   Promotions, sales and commissions             5,281       1,060       1,237
   Depreciation and amortization                 6,056       4,006       5,573
   General and administrative (Note 2)          21,707      20,522      16,223
                                              --------    --------    --------
      Total operating expenses                 249,140     185,916     186,065
                                              --------    --------    --------

OPERATING INCOME (LOSS)                         10,342      (5,201)     (7,329)
                                              --------    --------    --------

OTHER INCOME (EXPENSE)
   Interest expense (Notes 8 and 9)             (3,486)     (3,684)     (2,103)
   Interest income                                 933         426         499
   Other, net (Note 9)                           1,403        (568)        (52)
                                              --------    --------    --------
      Total other expense                       (1,150)     (3,826)     (1,656)
                                              --------    --------    --------

EARNINGS (LOSS) BEFORE INCOME TAXES              9,192      (9,027)     (8,985)

INCOME TAX EXPENSE (BENEFIT) (Note 11)             296         (26)         63
                                              --------    --------    --------

NET EARNINGS (LOSS)                           $  8,896    $ (9,001)   $ (9,048)
                                              ========    ========    ========

NET EARNINGS (LOSS) PER COMMON
   EQUIVALENT SHARE                           $   0.84    $  (0.91)   $  (1.01)
                                              ========    ========    ========

WEIGHTED AVERAGE COMMON AND
   COMMON EQUIVALENT SHARES
   OUTSTANDING                                  10,572       9,939       9,000
                                              ========    ========    ========


                See accompanying Notes to Financial Statements

                               WORLD AIRWAYS, INC.
                              STATEMENTS OF CHANGES
                    IN COMMON STOCKHOLDERS' EQUITY (DEFICIT)
                  YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993
                                 (IN THOUSANDS)


                                                                                       Total
                                                                                      Common
                                            Additional                           Stockholders'
                                   Common     Paid-in  Contributed  Accumulated        Equity
                                    Stock     Capital      Capital      Deficit      (Deficit)
                                  -------   ---------  -----------  -----------  -------------
BALANCE AT
   DECEMBER 31, 1992              $    --     $ 7,123    $    --     $ (5,831)       $  1,292

Net loss                               --          --         --       (9,048)         (9,048)
                                  -------     -------    -------     --------        --------
BALANCE AT
   DECEMBER 31, 1993              $    --     $ 7,123    $    --     $(14,879)       $ (7,756)

1 for 88,737 stock split (Note 1)       9         (9)         --           --              --
Sale of stock to MHS (Note 3)           1      12,389         --           --          12,390
Contributed capital (Note 3)           --          --      3,000           --           3,000
Net loss                               --          --         --       (9,001)         (9,001)
                                  -------     -------    -------     --------        --------
BALANCE AT
   DECEMBER 31, 1994              $    10     $19,503    $ 3,000     $(23,880)       $ (1,367)

Sale of common stock in public
   offering, net (Note 1)               2      22,809         --           --          22,811

Net earnings                           --          --         --        8,896           8,896
                                  -------     -------    -------     --------        --------
BALANCE AT
   DECEMBER 31, 1995              $    12     $42,312    $ 3,000     $(14,984)       $ 30,340
                                  =======     =======    =======     ========        ========


                   See accompanying Notes to Financial Statements

                              WORLD AIRWAYS, INC.
                           STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)



                                                   Years Ended December 31,
                                             ---------------------------------
                                                1995         1994       1993
                                             ---------    ---------   --------
CASH AND CASH EQUIVALENTS AT
   BEGINNING OF YEAR (Note 4)                $   4,054    $ 11,596    $ 12,509

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)                              8,896      (9,001)     (9,048)
Adjustments to reconcile net earnings
   (loss) to cash provided (used) by
   operating activities:
   Depreciation and amortization                 6,056       4,006       5,573
   Deferred gain recognition                    (1,063)     (1,949)     (4,587)
   Deferred aircraft rent payments, net            153         576       8,145
   (Gain) loss on sale of property and
     equipment                                     (55)         725        (14)
   Reversal of excess accrued maintenance
     reserves                                       --       (4,200)        --
   Other                                           277          (96)        32
   Changes in certain assets and liabilities
      net of effects of non-cash transactions:
      (Increase) decrease in accounts
        receivable                             (10,370)      11,120     (5,405)
      (Increase) decrease in restricted
        short-term investments                    (241)        (518)       299
      Increase in deposits, prepaid expenses
        and other assets                        (4,601)      (8,511)    (2,656)
      Increase in accounts payable, accrued
        expenses and other liabilities          12,172          874        234
      Increase in unearned revenue               5,117        4,007        302
      Increase in air traffic liability          2,332           --         --
                                             ---------    ---------   --------
   Net cash provided (used) by operating
    activities                                  18,673       (2,967)    (7,125)
                                             ---------    ---------   --------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to equipment and property            (23,210)      (4,358)   (19,599)
Proceeds from disposals of equipment
  and property                                     717        1,787        864
                                             ---------    ---------   --------
   Net cash used by investing activities       (22,493)      (2,571)   (18,735)
                                             ---------    ---------   --------

CASH FLOWS FROM FINANCING ACTIVITIES
(Decrease) increase in line of credit
   borrowing arrangement, net                   (1,051)      (4,275)     7,069
Issuance of debt                                25,240        5,999     32,762
Repayment of debt                              (21,963)     (16,118)   (14,394)
Proceeds from sale of common stock, net         22,811       12,390         --
Debt issuance costs                                 --           --       (490)
                                             ---------    ---------   --------
   Net cash provided (used) by financing
     activities                                 25,037       (2,004)    24,947
                                             ---------    ---------   --------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                         21,217       (7,542)      (913)
                                             ---------    ---------   --------

CASH AND CASH EQUIVALENTS AT END OF
   YEAR (Note 4)                             $  25,271    $   4,054   $ 11,596
                                             =========    =========   ========

                See accompanying Notes to Financial Statements

                            WORLD AIRWAYS, INC.
                       NOTES TO FINANCIAL STATEMENTS




1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

    World Airways is a U.S. certificated air carrier, which operates in the air transportation industry. Airline operations account for 100% of the Company's operating revenue and operating income. World Airways is a leading provider of long-range passenger and cargo air transportation, serving customers in four distinct markets: (i) major international air carriers; (ii) the U.S. Government; (iii) international tour operators in the leisure passenger market; and (iv) small package shippers and freight forwarders. In addition, the Company recently commenced operations in a fifth market, scheduled passenger/cargo service (including scheduled charters to leisure passenger markets on a seasonal basis). The Company's business relies heavily on its contracts with Malaysian Airline System Berhad ("Malaysian Airlines"), P.T. Garuda Indonesia ("Garuda") and the U.S. Air Force (see Note 12).

    Effective June 23, 1987, World Airways, Inc. ("World Airways" or the "Company") became a wholly-owned subsidiary of WorldCorp, Inc. ("WorldCorp") pursuant to a Merger Agreement and Plan of Reorganization (the "Plan"). Under the Plan, the shareholders of World Airways exchanged their outstanding common shares, warrants and/or options for common shares, warrants and/or options of WorldCorp in a one-for-one exchange. This transaction was accounted for in a manner similar to a pooling of interests.

    On October 30, 1993, WorldCorp, World Airways, and MHS Berhad ("MHS") entered into a stock purchase agreement pursuant to which MHS, subject to satisfactory completion of its due diligence investigations, agreed to purchase 24.9% of World Airways' common stock. On February 28, 1994, WorldCorp, World Airways, and MHS concluded the transaction. Effective December 31, 1994, WorldCorp purchased 5% of World Airways' common stock held by MHS, increasing its ownership to 80.1%. Therefore, at December 31, 1994, MHS owned 19.9% of World Airways' common stock (see Note 3).

    On August 8, 1995, World Airways filed a registration statement on Form S-1 with the Securities and Exchange Commission to register 2,900,000 shares of World Airways' common stock. The offering was completed on October 12, 1995. Of the 2,900,000 shares registered, 2,000,000 shares were issued and sold by World Airways and 900,000 shares were sold by WorldCorp, Inc., the majority shareholder. At December 31, 1995, WorldCorp and MHS own approximately 59.3% and 16.6%, respectively, of the outstanding common stock of World Airways. The remaining shares are publicly traded.

FINANCIAL STATEMENT RECLASSIFICATIONS

    Certain items in prior year financial statements included herein have been reclassified to conform to the 1995 financial statement presentation. In addition, in 1995 the Company changed its presentation of activity under contracts in which certain of the services to be provided under the contract are subcontracted by the Company to the customer. In prior years, equal amounts of revenue and expenses related to these subcontracted services were reflected in the financial statements. For the year ended December 31, 1995, no revenue or expenses have been included in the financial statements for these subcontracted services. Prior year financial statements have been reclassified to conform to the 1995 presentation. The revenue and expenses which have been reclassified amounted to $22.3 million and $22.8 million for the years ended December 31, 1994, and 1993, respectively.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH EQUIVALENTS

    For purposes of the Statements of Cash Flows, the Company considers all highly liquid investments purchased with an original maturity of ninety days or less to be cash equivalents.

REVENUE RECOGNITION

    Contract flight operations and scheduled service revenues are recognized as the services are provided.

ADMINISTRATIVE AND INTEREST EXPENSES

    Administrative expenses incurred by WorldCorp are allocated as described in
Note 2. This allocation is intended to reflect the costs that would have been incurred had World Airways been operated on a stand-alone basis. Interest expense is charged based upon the outstanding balance of long-term payables to WorldCorp, if any. In the opinion of WorldCorp management, such allocations are made on a reasonable basis; however, the allocations are not necessarily indicative of the costs which may be incurred in subsequent periods. The amounts due to/from affiliates resulting from allocations of expenses are short-term in nature and are non-interest bearing.

INCOME TAXES

    The results of the Company's operations prior to February 28, 1994 are included in WorldCorp's consolidated income tax returns. As a result of certain transactions with MHS Berhad during 1994 (see Note 3), the results of the Company's operations for the period from February 28, 1994 to December 31, 1994 and subsequent periods will not be included in WorldCorp's consolidated income tax returns. Income tax expenses included in the Company's financial statements were computed as if the Company filed its own tax return for the whole year.

    The Company computes income taxes in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, ("FAS #109"). Under the asset and liability method of FAS #109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FAS #109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

EARNINGS (LOSS) PER COMMON SHARE

    Primary and fully diluted earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of stock options. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin Topic 4:D, stock issued and stock options granted during the 12-month period preceding the date of the Company's initial public offering have been included in the calculation of weighted average shares of common stock and common stock equivalents outstanding for all periods using the treasury stock method based on the initial public offering price of $12.50 per share.

    On October 21, 1993, the Board of Directors approved the recapitalization of the Company and declared a one for 88,737 stock split effective February 2, 1994, and changed the par value of the common stock from $1 to $.001 per share. The par value of the new shares issued totaled approximately $9,000 and this amount was transferred from additional paid-in-capital to common stock. All share and per share data for prior periods presented have been restated to reflect the stock split.

EQUIPMENT AND PROPERTY

    Equipment and property are stated at cost or, if acquired under capital leases, at the present value of the minimum lease payments. Engine overhauls and major airframe maintenance and repairs are charged to operating expense on an accrual basis. Modifications performed in response to Airworthiness Directives issued by the Federal Aviation Administration are capitalized at cost.

    Provisions for depreciation and amortization of equipment and property are computed over estimated useful lives or the term of the lease, if shorter, for capital leases, by the straight-line method, with estimated residual values of 0 - 15%. Estimated useful lives of equipment and property are as follows:

      DC10  and MD-11 flight equipment                15-16 years
      Other equipment and property                     5-10 years

    Deferred gains realized in connection with sale-leasebacks of aircraft and equipment are amortized over the periods of the respective leases.

ASSETS HELD FOR SALE

    Assets held for sale are recorded at the lower of cost or estimated net realizable value. Net realizable value is based on the estimated fair value (measured by using a current selling price for similar assets) less estimated selling costs.

AIR TRAFFIC LIABILITY

    The air traffic liability relates to scheduled service to Tel Aviv, Israel, which the Company began in July 1995. Scheduled service passenger ticket sales are initially recorded in the air traffic liability account. When transportation is provided by the Company, revenue is recognized and the liability is reduced. The liability is also reduced by any refunds to passengers or billings from other airlines that provide the passenger transportation.

OTHER ASSETS AND DEFERRED CHARGES

    Contract enhancements and pre-operating costs are amortized on a straight line basis over certain estimated periods (see Notes 3 and 6).

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

    World Airways' cockpit crewmembers and eligible dependents are covered under postretirement health care benefits to age 65. The Company accounts for the benefit costs in accordance with Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("FAS #106"). The Company funds the benefit costs on a pay-as-you-go (cash) basis.

2. TRANSACTIONS WITH PARENT COMPANY

ADMINISTRATIVE COST ALLOCATION

    Prior to December 31, 1994, WorldCorp and its operating subsidiaries utilized a single corporate staff for administrative support services thus permitting the Company to draw upon the expertise of WorldCorp management personnel as needed. Effective January 1, 1995, a majority of the WorldCorp employees providing services to World Airways became employees of the Company. As a result, the net allocation of corporate administrative costs to the Company was minimal in 1995. Allocations of $5.9 million and $6.7 million of corporate administrative costs were made to the Company in 1994 and 1993, respectively. These allocations include the costs of directing or performing certain management, accounting, financial, legal, tax, marketing, cash management, employee benefits, human resources, management information services activities and operations and maintenance administrative services. Office space, furniture and fixtures and other items were also considered in the administrative cost allocation. This allocation and other costs incurred directly by the Company are reflected in selling and administrative expense in the accompanying statements of operations.

CONTROL BY WORLDCORP

    As of December 31, 1995, WorldCorp owns approximately 59.3% of World Airways. WorldCorp's revenues are derived from its ownership of majority positions in US Order, Inc. and the Company. WorldCorp is highly leveraged, and therefore requires substantial funds to cover debt service. As a holding company, all of WorldCorp's funds are generated through its subsidiaries, neither of which has paid dividends since 1992. The Company intends to retain any earnings for the foreseeable future. Additionally, WorldCorp is subject to two indentures that could, under certain circumstances, restrict the Company's ability to pay dividends to all shareholders. Under an indenture terminating in 2004, WorldCorp has agreed to cause the Company not to pay dividends upon the occurrence of any events of default by WorldCorp under such indenture. Further, under the indenture terminating in 1997, WorldCorp has agreed to cause the Companies not to pay dividends unless WorldCorp has a positive adjusted net worth (as defined therein). As of March 11, 1996, WorldCorp's adjusted net worth was negative and under the indenture terminating in 1997, WorldCorp is therefore obligated to cause World Airways not to pay dividends.

    The managements of WorldCorp and World Airways are currently exploring ways to maximize value for the shareholders of each company, including actively exploring the feasibility of employee initiatives to purchase a substantial portion of WorldCorp's ownership position in World Airways. In addition to employee initiatives, WorldCorp is evaluating the feasibility of a spinoff of its interest in World Airways or a disposition to a third party. There can be no assurances, however, that any such transactions will ultimately be consumated.

3. TRANSACTIONS WITH MHS AND MALAYSIAN AIRLINES

    On October 30, 1993, WorldCorp, Inc., World Airways, Inc., and MHS entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") pursuant to which MHS, subject to satisfactory completion of its due diligence investigations, agreed to purchase 24.9% of World Airways' common stock for $27.4 million in cash. Under this Agreement, World Airways would receive upon closing $12.4 million to fund its working capital requirements. The remaining $15.0 million would be paid to WorldCorp to add to its cash reserves. WorldCorp received $2.7 million prior to December 31, 1993 as an advance on the sales price. At the time of the signing of the Stock Purchase Agreement, World Airways was a wholly-owned subsidiary of WorldCorp. On February 28, 1994, WorldCorp, World Airways, and MHS concluded the transaction according to the terms described above. Under the agreement, if at any time after October 30, 1996 World Airways registers its common stock under the Securities Act of 1933, MHS has the right to demand the registration of its shares of the Company's common stock. Under a shareholders agreement, MHS agreed not to transfer, sell, or pledge any of its shares of common stock prior to February 28, 1997 without the prior written consent of WorldCorp. MHS has the right to nominate two members to the Company's board of directors and WorldCorp has agreed to vote its shares of common stock to elect such nominees. Also, if without the prior written consent of MHS: (1) World Airways sells all or substantially all of its business; or (2) World Airways fundamentally changes its line of business, then MHS has the option (a) to sell or transfer all or a portion of its shares to a third party prior to February 28, 1997, and/or (b) to require WorldCorp to purchase all or part of MHS's shares at fair market value. Fair market value is defined to be not less than the aggregate of the costs borne by MHS in acquiring and holding its World Airways shares. Management has indicated that it does not have any current intent to take any such actions without the prior consent of MHS or the directors nominated by MHS. The shareholders agreement also provides that if WorldCorp's ownership interest in the Company falls below 51% of the outstanding shares of common stock, then MHS may either sell its shares to a third party or require WorldCorp to sell a pro rata number of shares held by MHS to the party purchasing WorldCorp's shares. MHS also has a right of first refusal to purchase shares of common stock issued by the Company or sold by WorldCorp and to purchase additional shares of common stock to maintain its ownership percentage in the Company.

    During 1994, MHS acquired 32% of Malaysian Airline System Berhad, the flag carrier of Malaysia. World Airways has provided service to Malaysian Airlines for many years, providing aircraft for integration into Malaysian Airlines' scheduled passenger and cargo operations as well as transporting passengers for the annual Hadj pilgrimage. The current Malaysian Airlines Hadj contract, which was entered into in 1992, expires in 1996. The Company is currently in negotiations with Malaysian Airlines regarding future Hadj operations. In 1995 and 1994, the Company provided three and two aircraft, respectively, for Hadj operations and will provide three aircraft for the 1996 Hadj operations. Malaysian Airlines is the Company's largest customer (see Note 12).

    Effective December 31, 1994, WorldCorp entered into a 6% note payable to MHS in the amount of $8.5 million, due December 31, 1995, in exchange for 5% of World Airways' common stock held by MHS and the execution of a series of multi-year contracts between World Airways and Malaysian Airlines. The shares were pledged as security for the note payable. The note was repaid in accordance with the agreement. As a result of this transaction, effective December 31, 1994, MHS owned 19.9% of World Airways' common stock. As a result of the Company's initial public offering (see Note 1), MHS owns approximately 16.6% of the Company's common stock as of December 31, 1995.

    Under the terms of its new multi-year contracts with Malaysian Airlines, World Airways operates three freighter aircraft for a combined guaranteed minimum of 1,200 block hours per month (except when an aircraft is in scheduled maintenance). One freighter began service in June 1994 and will operate through September 1999; two additional freighters began service in June and July 1995, respectively, and will operate through September 2000. Also under the new contracts, Malaysian Airlines extended through March 1997 the operation of two MD-11 passenger aircraft that had been previously contracted by Malaysian Airlines to operate from October 1994 through March 1995. Each of these passenger aircraft operates a minimum of 320 block hours per month. Certain operating costs incurred by the Company pursuant to these contracts are reimbursed by Malaysian Airlines. As of December 31, 1995 and 1994, the Company has $3.0 million and $0.6 million, respectively, included in trade accounts receivable in the accompanying balance sheets relating to these costs.

    Of the $8.5 million consideration paid by WorldCorp to MHS, $3.0 million is attributable to the contract enhancements discussed above. This amount is included in other assets and deferred charges and in contributed capital in the accompanying balance sheets, and is being amortized over the terms of the Malaysian Airlines contracts, approximately two to five years. As of December 31, 1995, the unamortized balance of the deferred contract cost is $2.3 million, net of $0.7 million of accumulated amortization (see Note 6).

    The Company and Malaysian Airlines entered into an agreement in March 1995 pursuant to which Malaysian Airlines provides routine maintenance checks, structural inspections and other necessary work for the Company's aircraft in Kuala Lumpur. The Company paid Malaysian Airlines approximately $0.4 million during 1995 related to these services.

    During 1995, the Company entered into agreements with Malaysian Airlines to lease two DC10-30 aircraft. The aircraft were delivered in June and December 1995 and have lease terms of 26 and 36 months, respectively. Rent expense and maintenance reserve payments related to these aircraft amounted to $1.6 million in 1995. The Company incurred approximately $1.4 million during 1995 related to improvements made to these two aircraft, which will be reimbursed by Malaysian Airlines. Approximately $0.7 million of this amount is included in trade and other receivables in the accompanying balance sheet at December 31, 1995.

    In March 1996, the Company leased two additional DC10-30 aircraft from Malaysian Airlines. These aircraft have lease terms of 36 months with monthly rent expense and other lease terms similar to the aircraft leased during 1995. The Company may choose to enter into additional aircraft leases with Malaysian Airlines to meet short-term peak demand requirements.

4. SUPPLEMENTAL INFORMATION -- STATEMENTS OF CASH FLOWS

    Additional information pertaining to certain cash payments and noncash investing and financing activities is as follows (in thousands):

                                       For the years ended December 31,
                                       --------------------------------
                                          1995      1994       1993
                                        -------    -------    -------
      Cash paid for:
         Interest                       $ 3,377    $ 3,334    $ 1,779
         Income taxes                       336         15         62


   In 1994, the Company paid approximately $1.8 million and exchanged a DC10 engine valued at approximately $1.0 million in connection with the settlement of maintenance reserves due on the return of three DC10 aircraft in 1994.

   During 1993, the Company sold $9.5 million of MD-11 aircraft spare parts and leased the parts back under a 79 month capital lease. The following is a summary of the transaction (in thousands):

      Sale price of parts                          $ 9,463
      Debt retired                                  (7,570)
      Security deposit                              (1,893)
                                                   -------
         Net cash proceeds                         $     0
                                                   =======

5. SHORT-TERM INVESTMENTS

   At December 31, 1995 and 1994, short-term investments consist of cash pledged as collateral for letters of credit with original maturities in excess of ninety days, and expiration dates within one year.

6. OTHER ASSETS

   Prepaid expenses and other current assets consist of the following (in thousands):

                                                    December 31,
                                                 ------------------
                                                   1995      1994
                                                 -------    -------
      Prepaid rent                               $ 1,533    $   975
      Prepaid insurance                            5,857      4,821
      Deposit on spare engine (see Notes
        9 and 14)                                  1,150         --
      Other                                        1,342      1,135
                                                  ------     ------
                                                  $9,882     $6,931
                                                  ======     ======

   Other assets and deferred charges include net deferred contract costs of $2.3 million and $3.0 million as of December 31, 1995 and 1994, respectively (see Note 3) and net MD-11 aircraft integration costs of $2.0 million and $2.9 million as of December 31, 1995 and 1994, respectively. Aircraft integration costs consist of pre-operating costs incurred in connection with integrating the new MD-11 aircraft into the Company's fleet (see Note 9). These costs, consisting primarily of flight crew training, are being amortized on a straight-line basis over a five-year period.

7. ASSETS HELD FOR SALE

   Assets held for sale consist primarily of DC10 rotables with a net book value of $3.0 million and $11.0 million as of December 31, 1995 and 1994, respectively, as well as two DC10 engines with a net book value of $2.8 million as of December 31, 1994. The Company has consigned these parts with a third party to sell these parts over a reasonable period of time with the objective of maximizing the proceeds from the sales. Due to the increased number of DC10 aircraft leased by the Company during 1995, DC10 rotables and the two DC10 engines with a total net book value of $9.9 million were reclassified from assets held for sale to flight and other equipment in the accompanying balance sheet at December 31, 1995. This amount represents the Company's estimate of the additional spare parts needed to support the Company's fleet of DC10-30 aircraft.

8. NOTES PAYABLE

   In 1993, the Company entered into an $8.0 million revolving line of credit borrowing arrangement which is collateralized by certain receivables which were sold to the bank with recourse. Borrowing availability under the line is based on the amount of eligible receivables. At December 31, 1995, World Airways had an unused borrowing capacity of $0.3 million. At December 31, 1994, World Airways had no unused borrowing capacity available. Borrowings under the line of credit were $1.7 million and $2.8 million at December 31, 1995 and 1994, respectively, and bear interest at the greater of the federal funds rate plus 2.5% or the prime rate plus 2%. The interest rate was 10.5% at December 31, 1995 and 1994. World Airways is required to pay any outstanding amounts under the line of credit on January 7, 1998. This agreement contains certain covenants related to World Airways' financial condition and operating results, including minimum quarterly net income tests. In March 1995, World Airways amended this agreement to adjust certain covenants beginning in the first quarter of 1995. No assurances can be given that the Company will continue to meet these covenants or, if necessary, obtain the required waivers. The agreement also requires an unused facility fee of 0.5% per year.

   A $5.0 million note bearing interest at 3.8% and a $4.4 million note bearing interest at 4.4% are included in notes payable at December 31, 1995 and 1994, respectively. Principal and interest is payable monthly in 1996 and 1995, respectively.

   In the first quarter of 1995, World Airways received approximately $6.0 million in working capital and short-term financing from certain of its equipment lessors, bearing interest at approximately 11%. The balance was repaid during 1995.

9. LONG-TERM OBLIGATIONS

LONG-TERM DEBT

   The Company's long-term obligations at December 31 are as follows (in thousands):

                                                                              1995       1994
                                                                             ------     -------
   Note payable due 1995 -- with interest at one month LIBOR
      plus 1.95% payable monthly (7.95% at December 31, 1994),
      collateralized by one General Electric CF6-50C2 engine.                $   --     $   300

   Note payable due 1999 -- with interest at 7.25% payable
      monthly, collateralized by one Pratt & Whitney PW4462 engine.           4,883          --

   Spare parts loan due 1998 -- with principal and interest at 8.5%
      payable monthly, collateralized by certain MD-11 spare parts.           3,617       4,004

   Spare parts loan due 1997 -- with principal paid semi-annually beginning in 1995 and interest at 8.5% payable semi-annually, collateralized
      by certain MD-11 spare parts.                                           2,857       5,000

   Aircraft spare parts security agreement payable to a bank due 1998 --
      with interest at the greater of the federal funds rate plus 2.5%
      or the prime rate plus 2% (10.5% at December 31, 1995 and
      December 31, 1994), collateralized by certain rotables.                 8,568       6,371

   Deferred aircraft rent, non-current                                        1,142       1,522

   Capitalized lease obligations                                              8,748       9,467
                                                                            -------     -------

      Total                                                                  29,815      26,664

   Less current maturities                                                    9,398       9,550
                                                                            -------     -------

      Total long-term obligations, net                                      $20,417     $17,114
                                                                            =======     =======

   The aircraft security agreement is subject to the terms of the $8.0 million revolving line of credit borrowing (see Note 8). Under this agreement the borrowing must be reduced by the amount of proceeds received from the sale of excess spare parts, but at a minimum of $0.5 million each month. The borrowing facility also restricts World Airways' ability to pay dividends. Under this agreement, World Airways cannot declare, pay, or make any dividend or distributions in any six month period which aggregate in excess of the lesser of $4.5 million of 50% of net income for the previous six months. In addition, World Airways must have a cash balance of at least $7.5 million immediately after giving effect to such dividend. Under the terms of the agreement, the Company is also not permitted to incur indebtedness in excess of $25.0 million (excluding capital leases), or make capital expenditures in 1995 of more than $25.0 million or in any subsequent year of more than $15.0 million. In 1995, World Airways amended this agreement to adjust certain covenants beginning in the first quarter of 1995, extend the credit facility to 1998, and to defer payments of principal due in February and March 1995 until the second quarter of 1995. On August 24, 1995, the Company again amended the agreement to provide for a variable rate, $10.5 million borrowing, which is payable over a 21-month term. The Company used a portion of the proceeds from this loan to pay off the previously outstanding balance of the aircraft parts loan. No assurances can be given that the Company will continue to meet these revised covenants or, if required, obtain the required waivers.

   The Company has a commitment to purchase a spare engine in the first quarter of 1996. World Airways has made deposits of $1.6 million as of March 1996 towards this engine and intends to finance the remaining balance of approximately $6.4 million through the manufacturer over a seven year period at a fixed interest rate.

   In January 1996, the Company entered into an agreement with an engine manufacturer to purchase another spare engine and a quick engine change kit for approximately $8.5 million to be delivered by July 1996. As part of the agreement, World Airways plans to finance 85% of the purchase price through the manufacturer over a seven year period at a fixed interest rate.

   The following table shows the aggregate annual amount of scheduled principal maturities (in thousands) of debt outstanding at December 31, 1995.

      1996                                                  $ 8,306
      1997                                                    4,910
      1998                                                    3,408
      1999                                                    3,300
      2000                                                       --
      Thereafter                                                 --
                                                            -------
         Total                                              $19,924
                                                            =======

DEFERRED AIRCRAFT RENT

   During 1993, the Company negotiated with several of its lessors to defer approximately $14.7 million of lease payments on eight aircraft. Of this amount, the Company repaid approximately $13.7 million in 1995, 1994, and 1993. In addition, during 1995 and 1994 the Company deferred approximately $0.7 million of rent, pursuant to the 1993 agreement. The remaining deferrals at December 31, 1995 bear interest at rates ranging from 7% to 11.7% and are due as follows (in thousands):

      1996                                                  $   533
      1997                                                      227
      1998                                                      244
      1999                                                      261
      2000                                                      280
      Thereafter                                                130
                                                            -------
         Total                                              $ 1,675
                                                            =======

CAPITAL LEASES

   The present value of the obligations under capital leases at December 31, 1995 is calculated using rates ranging from 6.1% to 11.7%. The following are scheduled minimum capital lease payments (in thousands) due in the succeeding five years and thereafter, together with the present value of such obligations:

      1996                                                  $ 1,934
      1997                                                    1,673
      1998                                                    3,352
      1999                                                    1,317
      2000                                                    2,940
      Thereafter                                                 --
                                                            -------
      Total minimum lease payments                           11,216
      Less imputed interest                                   2,468
                                                            -------
         Present value of obligations under capital lease   $ 8,748
                                                            =======

   Property under capital leases consists of equipment leases and are amortized over the lease terms or expected useful life of the assets. Accumulated amortization under capital leases was $3.6 million and $2.8 million at December 31, 1995 and 1994, respectively. Amortization expense of property under capital leases totaled approximately $0.8 million for the years ended December 31, 1995 and 1994, respectively, and $0.4 million for the year ended December 31 1993.

OPERATING LEASES

   In October 1992 and January 1993, World Airways signed a series of agreements with International Lease Finance Corporation ("ILFC"), McDonnell Douglas Corporation, GATX Capital Corporation, and United Technologies Corporation's Pratt & Whitney Group ("Pratt and Whitney") to lease seven new McDonnell Douglas MD-11 aircraft under initial lease terms of two to five years. Six of the seven aircraft leases contain annual renewal options in years six through fifteen of the lease term. Under the terms of the lease agreements, World Airways may be required to pay additional rent in excess of the fixed monthly amounts depending on block hours flown.

   In February 1992, World Airways signed 12 year operating leases for two McDonnell Douglas DC10-30 passenger aircraft. In July 1993, World Airways returned these aircraft to their lessor which resulted in a $1.5 million early termination payment of which $1.1 million was expensed in 1993 and included in aircraft costs. Certain matters related to the termination of these leases were resolved in 1995 and resulted in a gain to the Company of approximately $0.8 million. This gain is included in other income in 1995 (see
Note 14).

   In October 1993, the Company returned an aircraft to its lessor and recorded an expense of $1.2 million related to the early termination of the lease which is also included in aircraft costs.

   In 1994, the Company recorded a $4.2 million reversal of excess accrued maintenance reserves associated with the expiration of three additional DC10-30 aircraft leases in 1994. The reversal is recorded as a reduction to maintenance expense.

   As of December 31, 1995, the Company's fleet consisted of four passenger MD-11 aircraft, one freighter MD-11 aircraft, two convertible MD-11 aircraft, three passenger DC10-30 aircraft, and one DC10-30 convertible aircraft. The MD-11 leases contain options to purchase the aircraft at various times throughout the lease terms. Long-term deposits consist primarily of deposits on the MD-11 leases. As part of the lease agreements, World Airways was assigned purchase options for four additional MD-11 aircraft. In 1992, World Airways made non-refundable deposits to McDonnell Douglas toward the option aircraft. These options expired in 1995. In March 1996, the Company entered into an agreement with McDonnell Douglas to lease two MD-11ER aircraft. Under this agreement, the Company will lease each aircraft for a term of 24 years with an option to return the aircraft after a seven year period, subject to fixed termination fees of $2.8 million per aircraft. The non-refundable deposits of $1.2 million previously paid to McDonnell Douglas towards options on four MD-11 aircraft will be applied to the deposits required on the MD-11ER aircraft. The Company entered into a simultaneous agreement with McDonnell Douglas to finance MD-11 spare parts. The Company will receive a total of $9.0 million of which $3.0 million will be advanced with the delivery of each aircraft and an additional $3.0 million will be available in December 1996. McDonnell Douglas will retain a purchase money lien in the purchased parts. In connection with this lease agreement, the Company agreed to assume an existing lease of two additional MD-11 freighter aircraft for 20 years, beginning in 1999, in the event the existing lessee terminates its lease with McDonnell Douglas at that time.

   World Airways ultimately plans to exit DC10 aircraft and standardize its fleet around the MD-11 aircraft. However, to the extent the Company can obtain DC10 aircraft at favorable lease terms, the Company will continue to utilize these aircraft to supplement the MD-11 fleet during peak flying times until the MD-11 fleet is sufficient to fulfill its obligations. Therefore, in 1995, World Airways entered into three DC10-30 aircraft leases with lease terms expiring in August 1997, September 1997, and December 1998. In March 1996, the Company leased two additional DC10-30 aircraft (see Note 3).

   The Company extended the lease terms on two spare engines subsequent to year end. One lease, originally expiring on December 31, 1995, was extended until February 1998. This lease was classified as a capital lease at December 31, 1995, but will be classified as an operating lease under the new agreement.
The other engine was extended three years from its original April 20, 1996 termination date.

   Rental expense, primarily relating to aircraft leases, totaled approximately $68.5 million, $52.5 million, and $50.6 million for the years ended December 31, 1995, 1994 and 1993, respectively.

   The following is a schedule of future annual minimum rental payments, principally aircraft rentals (excluding variable portions), required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1995, including the leases entered into subsequent to year-end (in thousands):

      1996                                                 $ 88,673
      1997                                                   93,021
      1998                                                   88,979
      1999                                                   75,002
      2000                                                   71,350
      Thereafter                                            749,335
                                                         ----------
      Total                                              $1,166,360
                                                         ==========

   These future annual minimum rental payments include all option years. Under the terms of certain of the leases, if the options are not exercised, the Company must pay to the lessor either a fixed penalty or a penalty based on the number of block hours flown since delivery of the aircraft per the lease agreement. The Company intends to exercise the options under these leases.

10. EMPLOYEE BENEFIT PLANS

   The World Airways' Crewmembers Target Benefit Plan and the World Airways' Flight Attendants Target Benefit Plan are defined contribution plans covering flight engineers and pilots, and flight attendants, respectively, with contributions based upon defined wages. These are both tax-qualified retirement plans under Section 401(a) of the Internal Revenue Code of 1986, as amended (the "Code"). Pension expense for both plans totaled $1.9 million, $1.4 million, and $1.5 million for the years ended December 31, 1995, 1994, and 1993, respectively.

   Effective January 1, 1987, World Airways adopted the World Airways, Inc. Profit Sharing Bonus Plan (the "1987 Profit Sharing Plan"). Distributions under the 1987 Profit Sharing Plan are equal to 20% of World Airways' defined operating income, subject to an annual limitation of 10% of the total annual aggregate compensation of World Airways' employees participating in the 1987 Profit Sharing Plan in that year. This is not a tax-qualified retirement plan under Section 401(a) of the Code. The Company made no distributions in 1995 or 1994 pertaining to 1994 or 1993 financial results, respectively. The Company has recorded expense and expects to distribute approximately $1.8 million in 1996 pertaining to 1995 results.

   World Airways' cockpit crewmembers and eligible dependents are covered under postretirement health care benefits to age 65. The Company accounts for the cost of health benefits in accordance with Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions ("FAS #106"). FAS #106 requires accrual accounting for all postretirement benefits other than pensions. World Airways funds the benefit costs on a pay-as-you-go (cash) basis.

   A summary of the net periodic postretirement benefit costs for the years ended December 31, 1995, 1994, and 1993 is as follows:

                                                 1995        1994       1993
                                              ---------   ---------  ---------

      Service cost                            $ 118,000   $ 145,000  $ 103,000
      Interest cost on accumulated
        postretirement benefit obligation       134,000     143,000    156,000
      Net amortized gain                        (40,000)         --         --
                                              ---------   ---------  ---------
         Net periodic postretirement benefit
           cost                               $ 212,000   $ 288,000  $ 259,000
                                              =========   =========  =========

   The components of the Accumulated Postretirement Benefit Obligation for the years ended December 31, 1995 and 1994 are as follows:

                                                 1995       1994
                                             ----------  ----------

      Retirees and dependents                $  951,000  $  935,000
      Fully eligible, active participants       165,000     211,000
      Not fully eligible participants         1,480,000   1,238,000
                                             ----------  ----------
                                             $2,596,000  $2,384,000
      Less: plan assets                               0           0
                                             ----------  ----------
         Accrued postretirement benefit
           obligation                        $2,596,000  $2,384,000
                                             ==========  ==========

   The assumed discount rates used to measure the accumulated postretirement benefit obligation for 1995 and 1994 were 6.0% and 8.0%, respectively. The medical cost trend rate in 1995 was 7.0% trending down to an ultimate rate in 2020 of 3.5%. A one percentage point increase in the assumed health care cost trend rates for each future year would have increased the aggregate of the service and interest cost components of 1995 net periodic postretirement benefit cost by $33,000 and would have increased the accumulated postretirement benefit obligation as of December 31, 1995 by $136,000.

   On May 24, 1995, the Company's stockholders approved the 1995 Stock Option Plan (the "1995 Plan") that took effect May 31, 1995. Members of the Company's Board of Directors, employees, and consultants to the Company or its affiliates are eligible to participate in the 1995 Plan. The company has reserved 1,100,000 shares of common stock for issuance upon the exercise of options granted to participants under the 1995 Plan. As of December 31, 1995, the Company has awarded options to purchase 1,070,083 shares of common stock, which are exercisable at prices ranging from $10.00 to $11.55 per share. As of December 31, 1995, no options had been exercised. These options become vested at various times through May 2003.

   On July 27, 1995, the Company adopted the Non-Employee Directors' Stock Option Plan (the "Directors' Plan"), pursuant to which each non-affiliate director will be offered options to purchase 10,000 shares of common stock upon election or appointment to the Board of Directors of the Company. On the third anniversary of the initial award, each such director will be offered an option to purchase 5,000 shares of common stock. Options granted under the Directors' Plan become exercisable in equal monthly installments during the 36 months following the award, as long as the person remains a director of the Company. The exercise price of all such options will be the average closing price of the common stock during the 30 trading days immediately preceding the date of grant. Up to 250,000 shares of common stock may be issued under the Directors' Plan, subject to certain adjustments.

11.FEDERAL AND STATE INCOME TAXES

   Income tax expense attributable to income from continuing operations consists of (in thousands):

                                            For the years ended December 31,
                                            --------------------------------
                                               1995       1994      1993
                                             --------  --------   --------

   U.S. Federal                              $    208  $    (44)  $     19
   State                                           88        18         44
                                             --------  --------   --------
    Income tax expense (benefit)             $    296  $    (26)  $     63
                                             ========  ========   ========

   There is no deferred tax expense or benefit for the years ended December 31, 1995, 1994, and 1993.

   Income tax expense attributable to income (loss) from continuing operations for the years ended December 31, 1995, 1994, and 1993 differed from the amounts computed by applying the U.S. Federal income tax rate of 34 percent as a result of the following (in thousands):

                                            For the years ended December 31,
                                            --------------------------------
                                               1995       1994      1993
                                             --------  --------   --------
Expected Federal income tax expense
    (benefit) at the statutory rate          $  3,125  $ (3,069)  $(3,055)
   Generation (utilization) of net
    operating loss carryforward                (3,349)    2,666     2,899
   Alternative minimum and environmental
    taxes                                         285        --        --
   State income tax expense, net of
    Federal benefit                                58        12        30
   Other                                          177       365       189
                                             --------  --------   -------
    Income tax expense (benefit)             $    296  $    (26)  $    63
                                             ========  ========   =======

   The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, are as follows (in thousands):

                                                         1995      1994
                                                       --------  --------
    Deferred tax assets:
      Net operating loss carryforwards                 $ 34,136  $ 38,610
      Recognition of sales/leaseback gains                2,485     2,846
      Accrued maintenance in excess of reserves
       paid, primarily due to accrual for
       financial statement purposes                       3,811     2,728
      Accrued postretirement benefit obligation,
       due to accrual for financial statement
       purposes                                             883       811

      Compensated absences, primarily due to accrual
       for financial statement purposes                     656       514
      Accrued rent                                          608        --
      Alternative minimum tax credit carryforward         2,500     2,211
      Investment tax credit carryforward                  1,300     7,100
      Other                                                 204        --
                                                       --------  --------
       Gross deferred tax assets                         46,583    54,820
       Less:  valuation allowance                        39,453    51,143
                                                       --------  --------
       Net deferred tax assets                            7,130     3,677
                                                       --------  --------
    Deferred tax liabilities:
      Property and equipment                              6,757     3,451
      Other                                                 373       226
                                                       --------  --------
      Gross deferred tax liabilities                      7,130     3,677
                                                       --------  --------
    Net deferred income taxes                                --        --
                                                       ========  ========

    The valuation allowance for deferred tax assets as of January 1, 1994 was $49.1 million. The net changes in the total valuation allowance for the years ended December 31, 1995 and 1994 were a decrease of $11.7 and an increase of $2.0 million, respectively. The Company's estimate of the required valuation allowance is based on a number of factors, including historical operating results. The Company generated net earnings for the year ended 1995 as compared to losses in both 1994 and 1993. If the Company continues to generate net earnings in 1996, it is possible that a change in the estimate of the required valuation allowance will occur in the near term, and could differ materially from the amount recorded at December 31, 1995.

    The availability of net operating loss, alternative minimum tax credit, and investment tax credit carryforwards to reduce the Company's future federal income tax liability is subject to limitations under section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). Generally, these limitations restrict the availability of net operating loss and investment tax credit carryforwards upon certain changes in stock ownership by five percent shareholders which, in aggregate, exceed 50 percentage points in value in a three-year period ("Ownership Change").

    In August 1991, 5.7 million shares of WorldCorp common stock were sold by a group of existing shareholders. This transaction constituted an Ownership Change as defined under Section 382 of the Internal Revenue Code of 1986, as amended. This Ownership Change subjects the Company to an annual limitation in 1991 and future years in the use of net operating loss, alternative minimum tax credit, and investment tax credit carryforwards which were available to WorldCorp (and thus allocable to the Company) on the date on which the Ownership Change occurred. As of December 31, 1995, the Company had net operating loss carryforwards for federal income tax purposes of $100.4 million. Of this amount, $62.0 million is subject to a $6.9 million annual limitation resulting from the 1991 Ownership Change. The remaining $38.4 million was generated after the 1991 Ownership Change and, therefore, is not currently subject to annual limitation. The Company's net operating loss carryforwards expire as follows (in millions):

                        1997                  $ 14.2
                        1998                    12.0
                        1999                    15.8
                        2000                    10.2
                        2004                     4.0
                        2007                    20.4
                        2008                     5.9
                        2009                    17.9

    Use of the Company's net operating loss carryforwards in future years could be further limited if an Ownership Change were to occur in the future. While the Company believes that the sale of common stock in its initial public offering (the "Offering") did not cause an Ownership Change, the application of the Code in this area is subject to interpretation by the Internal Revenue Service. Also, any future transactions in the Company's or WorldCorp's stock could cause an Ownership Change. In the event that more than approximately $5.0 million of the outstanding convertible debentures of WorldCorp are converted into WorldCorp common stock, the Company believes an Ownership Change will occur.

12. MAJOR CUSTOMERS

    The Company operates in one business segment, the air transportation industry. Information concerning customers for years in which their revenues comprised 10% or more of the Company's operating revenues is presented in the following table (in thousands):

                                                  Year ended December 31,
                                                  -----------------------
                                                 1995       1994       1993
                                               --------   --------   --------

      Malaysian Airlines                       $100,934   $ 32,773   $ 24,162
      U.S. Department of Defense
       (including U.S. Air Force)                52,889     44,572     54,201
      P. T. Garuda Indonesia                     26,263     32,356     30,309
      Look Charters                               3,677     21,222     12,468
      Burlington Air Express, Inc.                   --        526     22,358

   World Airways has provided service to Malaysian Airlines since 1981, providing aircraft for integration into Malaysian Airlines' scheduled passenger and cargo operations as well as transporting passengers for the annual Hadj pilgrimage. World Airways recently entered into a series of multi-year agreements with Malaysian Airlines (see Note 3). World Airways provides five aircraft to Malaysian Airlines under multi-year contracts with expirations ranging from March 1997 to September 2000. As a result of these contracts, World Airways expects that the percentage of the Company's total revenue generated from Malaysian Airlines in 1996 will continue to increase as compared to historical levels. The current Malaysian Airlines' Hadj contract, which was entered into in 1992, expires in 1996. The Company is currently in negotiations with Malaysian Airlines regarding future Hadj operations. World Airways provided three aircraft for the 1995 Hadj operations and two aircraft for the 1994 Hadj operations.

   The Company's contract with the U.S. Air Force expires in September 1996. The Company anticipates that future renewals of the U.S. Air Force contract will be on an annual basis.

   The Company has provided service to PT Garuda Indonesia since 1973 and has operated under an annual Hadj contract since 1988. World Airways operated five aircraft in the 1995 Garuda Hadj and six aircraft in the 1994 Garuda Hadj. The Company will operate seven aircraft in the 1996 Garuda Hadj.

   World Airways has provided service to Look Charters under an annual contract since 1992. In 1995 and 1994, World Airways performed operations for a summer charter program transporting passengers between Paris, France and various locations in the United States and Mexico.

   The loss of any of the Company's contracts described above, or a substantial reduction in business from any of the Company's major customers, could have a material adverse effect on the Company's results of operations and financial condition.

   The Company derives a significant percentage of its revenues and block hours from its operations in Southeast Asia and the Middle East primarily as a result of its contracts with Malaysian Airlines, Garuda Indonesia and its scheduled passenger service to Tel Aviv. While the Company believes Southeast Asia and the Middle East are growth markets for air transportation, any economic decline or any military or political disturbance in these areas may interfere with the Company's ability to provide service in these areas and could have a material adverse effect on the Company's financial condition and results of operations.

   All export contracts are denominated in U.S. dollars as are substantially all of the related expenses. The classification between domestic and export revenues is based on entity definitions prescribed in the economic regulations of the Department of Transportation. Information concerning the Company's export revenues is presented in the following table (in thousands):

                                              For the Years Ended December 31,
                                              --------------------------------

                                                 1995       1994        1993
                                               --------   --------    --------
Operating Revenues:
      Domestic                                 $ 76,374   $ 63,156    $ 96,637

      Export-  Malaysia                         100,934     32,773      24,162
            -  Indonesia                         26,263     32,356      30,310
            -  France                             6,897     22,217      12,531
            -  Other                             49,014     30,213      15,097
                                               --------   --------    --------
      Total                                    $259,482   $180,715    $178,737
                                               ========   ========    ========


13. RELATED PARTY TRANSACTIONS

   Effective December 31, 1995, WorldCorp owns approximately 59.3% of the outstanding common stock of World Airways. Transactions between World Airways and WorldCorp are described in Note 2.

   Effective December 31, 1995, MHS owns approximately 16.6% of the outstanding commons stock of World Airways. During 1994, MHS acquired 32% of Malaysian Airline System Berhad, the flag carrier of Malaysia. Malaysian Airlines is World Airways' largest commercial customer (see Notes 3 and 12).

   Bain & Company, Inc. provided consulting services of approximately $150,000 and $400,000 to the Company during 1995 and 1994, respectively. A principle of Bain & Company is also a member of the Board of Directors of WorldCorp.

   W. Jerrold Scoutt, Jr., a member of the Board of Directors of WorldCorp until May 1994, is a member of the law firm of Zuckert, Scoutt & Rasenberger,
Washington, D.C.   Zuckert, Scoutt & Rasenberger rendered legal services to the
Company during 1995, 1994, and 1993.

14. COMMITMENTS AND CONTINGENCIES

LITIGATION AND CLAIMS

   The Company and WorldCorp (the "World Defendants") are defendants in litigation brought by the Committee of Unsecured Creditors of Washington Bancorporation (the "Committee") in August 1992, captioned Washington Bancorporation v. Boster, et. al., Adv. Proc. 92-0133 (Bankr. D.D.C.) (the "Boster Litigation"). The complaint asserts that the World Defendants received preferential transfers or fraudulent conveyances from Washington Bancorporation when the World Defendants received payment at maturity on May 4, 1990 of Washington Bancorporation commercial paper purchased on May 3, 1990. Washington Bancorporation filed for relief under the Federal Bankruptcy Code on August 1, 1990. The Committee seeks recovery of approximately $4.8 million from the Company and approximately $2.0 million from WorldCorp, which are alleged to be the amounts paid to each of the Company and WorldCorp by Washington Bancorporation. On the motion of the World Defendants, among others, the Boster Litigation was removed from the Bankruptcy Court to the District Court for the District of Columbia on May 10, 1993. The World Defendants filed a motion to dismiss the Boster Litigation as it pertains to them on June 9, 1993, and intend to vigorously contest liability. On September 20, 1995, the District Court for the District of Columbia granted the motion to dismiss filed by the World Defendants with respect to three of the four counts alleged in the litigation, but declined to grant a motion to dismiss the remaining claim regarding fraudulent transfers. The District Court's ruling is subject to appeal in certain cases. The World Defendants filed a summary motion with respect to the remaining claim on October 19, 1995, which remains pending. In any event, the Company believes it has substantial defenses to this action, although no assurance can be given of the eventual outcome of this litigation. Depending upon the timing of the resolution of this claim, if the Committee were successful in recovering the full amount claimed, the resolution could have a material adverse effect on the Company's financial condition and results of operations.

   As of February 29, 1996, the Company's flight attendants represented approximately 29% of the Company's work force. The collective bargaining agreement between the Company and the Teamsters on behalf of the Company's flight attendants expired in 1992. The parties exchanged their opening contract proposals in 1992 and have had numerous contract negotiation sessions. In December 1994, the Company and the Teamsters jointly requested the assistance of a federal mediator to facilitate negotiations. After several mediated sessions, the National Mediation Board (the "NMB") mediator recommended that the NMB release the parties to pursue "direct" (i.e., non-mediated) negotiations with the flight attendants. The Company and the Teamsters agreed and direct negotiations continue. The outcome of the negotiations with the flight attendants cannot be determined at this time. The inability to reach an agreement upon terms favorable to the Company could have a material adverse effect on the Company.

The Company's flight attendants continue to challenge the use of foreign flight attendant crews on the Company's flights for Malaysian Airlines and Garuda Indonesia which has historically been the Company's operating procedure. The Company in contractually obligated to permit its Southeast Asian customers to deploy their own flight attendants. While the Company intends to contest this matter vigorously in an upcoming arbitration, an unfavorable ruling for the Company could have a material adverse effect on the Company.

   The Company is involved in various other claims and legal actions arising in the the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial condition.

CONTINGENT RENTAL PAYMENTS

   In July 1993, the Company returned certain DC10-30 aircraft to the lessor (see Note 9). As a result of this early lease termination, the Company is responsible, until 2004 for one aircraft and 2005 for the second aircraft, for one-third of any deficit in rent incurred in future leases of the aircraft, up to $100,000 monthly per plane, with an overall combined cap of $1,850,000. The Company accrued $904,000 for rent shortfalls for the period August 1993 to September 1995. One aircraft is currently being leased for an amount in excess of the shortfall limit. The current lease for the second aircraft requires the Company to contribute $8,000 per month. The estimated shortfall liabilities relating to these aircraft are accrued in the accompanying balance sheet at December 31, 1995. The Company's remaining contingent liability related to this matter approximates $923,000.

COMMITMENTS TO PURCHASE SPARE ENGINES

   The Company has commitments to purchase two spare engines in the first and second quarters of 1996 (See Note 9).

LETTERS OF CREDIT

   At December 31, 1995 and 1994, restricted cash and short-term investments include customer deposits held in escrow and cash pledged as collateral for various letters of credit facilities issued by a bank on the Company's behalf totaling $0.9 million and $0.7 million, respectively, with expiration dates principally occurring in 1996.

MD-11 ENGINE MAINTENANCE AGREEMENT

   In July 1995 and January 1996, the Company amended its MD-11 engine maintenance agreement covering the leased MD-11 engines. Under the terms of the amended agreement with the engine manufacturer, which expires in August 2003, the manufacturer will perform a significant portion of the Company's required engine overhauls. In exchange, the manufacturer agreed to provide such maintenance services at a cost not to exceed a specified rate per hour during the term of the contract. The specified rate per hour is subject to annual escalation, and increases substantially in September 1998. Accordingly, while the Company believes the terms of this agreement will result in lower engine maintenance costs than it otherwise would incur during the first five years of the agreement, these costs will increase substantially during the last seven years of the agreement. Also under this agreement, the Company will pay approximately $0.7 million for MD-11 spare parts in 1996.

15.UNAUDITED QUARTERLY RESULTS

   The results of the Company's quarterly operations (unaudited) for 1995 and 1994 are as follows (in thousands except share data):

                                                 Quarter Ended
                              -----------------------------------------------------
                                                    September  December     Total
                              March 31     June 30      30        31         Year
                              -------      -------  ---------  --------   ---------
   1995

   Operating revenues         $40,537      $75,778   $79,246   $63,921     $259,482

   Operating income (loss)     (3,074)      11,402     4,049    (2,035)      10,342

   Net earnings (loss)        $(3,800)     $10,934   $ 3,359   $(1,597)(2) $  8,896

   Primary and fully diluted
     net earnings (loss) per
     common share               (0.38)        1.08      0.33     (0.13)        0.84


   1994

   Operating revenues         $31,720      $55,865   $51,544   $41,586     $180,715

   Operating income (loss)     (5,522)(1)    6,944    (6,147)     (476)      (5,201)

   Net earnings (loss)        $(6,454)      $6,224   $(7,490)  $(1,281)    $ (9,001)

   Primary and fully diluted
     net earnings (loss) per
     common share               (0.69)        0.61     (0.74)    (0.13)       (0.91)

(1) Operating loss in the quarter ended March 31, 1994 includes approximately $4.2 million of reversals of excess accrued maintenance reserves associated with the expiration of three DC10 aircraft leases in 1994.

(2) Net loss in the quarter ended December 31, 1995 includes a gain of approximately $0.8 million on a settlement relating to the return of two DC10-30 aircraft in 1993 (see Note 9).

                         INDEPENDENT AUDITORS' REPORT






THE BOARD OF DIRECTORS AND STOCKHOLDERS
WORLD AIRWAYS, INC.:


   We have audited the accompanying balance sheets of World Airways, Inc. ("World Airways") as of December 31, 1995 and 1994, and the related statements of operations, changes in common stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 1995. In connection with our audits of the financial statements, we also have audited the related financial statement schedule as listed in Item 14(a)(2) herein. These financial statements and financial statement schedule are the responsibility of World Airways' management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of World Airways as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                           KPMG PEAT MARWICK LLP



WASHINGTON, D.C.
MARCH 18, 1996

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

None.

                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

DIRECTORS

   The Company incorporates herein by reference the information concerning directors contained in its Notice of Annual Stockholder's Meeting and Proxy Statement to be filed within 120 days after the end of the Company's fiscal year (the "1996 Proxy Statement").

EXECUTIVE OFFICERS

   The following table sets forth the names and ages of all executive officers of the Company and all positions and offices within the Company presently held by such executive officers:

          Name               Age                  Position Held
          ----               ---                  -------------

    Charles W. Pollard        38          Chief Executive Officer, President,
                                          and Director

    Vance Fort                52          Senior Vice President - Government
                                          Affairs and General Counsel

    Henk J. Guitjens          57          Senior Vice President - Marketing and
                                          Sales

    Ahmad M. Khatib           46          Executive Vice President and Director
                                          - Operations

    Michael E. Savage         37          Chief Financial Officer and Vice
                                          President

    Mr. Charles W. Pollard has served as a Director of the Company since September 1989, President of the Company since June 1992, and Chief Executive Officer of the Company since March 1996. He served as General Counsel and Secretary of WorldCorp from October 1987 until October 1990, and Vice President, Administration and Legal Affairs from October 1990 until June 1992. From August 1983 to October 1987, he practiced law in the corporate department of the law firm of Skadden, Arps, Slate, Meagher & Flom, Washington, D.C.

    Vance Fort has served as Senior Vice President - Government Affairs and General Counsel of the Company since July 1993 and currently manages the Human Resources and Management Information Systems departments of the Company. He joined the Company as Senior Vice President, Government and International Affairs, in September 1989. He serves as Vice President, International and Government Affairs for the Flying Tiger Line, an air cargo service provider, from September 1987 to September 1989. From 1978 to 1987 he served in various positions at the U.S. Department of Transportation, including service as Deputy Assistant Secretary for Policy and International Affairs.

    Henk J. Guitjens has served as Senior Vice President - Marketing and Sales of the Company since April 1995. Prior to joining the Company, Mr. Guitjens served in various executive capacities with Martinair Holland N.V. ("Martinair"), a passenger airline and provider of air cargo services, for 27 years, most recently as Vice President and General Manager, the Americas. Mr. Guitjens began his 33 years in the air travel business as a charter wholesaler for Boston-based University Air Travel, after which he joined KLM where he managed the North American division of its charter unit, Martinair.

    Ahmad M. Khatib has served as a Director and Executive Vice President - Operations of the Company since February 1994. Mr. Khatib has served as Senior Vice President, in different capacities, since June 1988. He joined the Company in May 1972 as a passenger service agent. During his more than 20 years with the Company, he has held numerous management positions in the areas of sales, planning and services as well as in aircraft leasing and related agreements, becoming Vice President of Marketing and Customer Services in 1987.

    Michael E. Savage has served as Vice President and Chief Financial Officer of the Company since May 1994. He serves as Vice President and Chief Financial Officer of Tower Air, Inc., a long-haul scheduled and charter passenger airline, from April 1991 until April 1994. From 1983 to April 1991 Mr. Savage was with the accounting firm of Arthur Young & Company (which became Ernst & Young) where he was promoted to the position of Manager in 1985 and to the position of Principal in 1989.

BENEFICIAL OWNERSHIP REPORTING

    The Company incorporates herein by reference the information required by
Item 405 of Regulation S-K contained in its 1996 Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

    The Company incorporates herein by reference the information concerning executive compensation contained in the 1996 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

    The Company incorporates herein by reference the information concerning security ownership of certain beneficial owners and management contained in the 1996 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

    The Company incorporates herein by reference the information concerning certain relationships and related transactions contained in the 1996 Proxy Statement.

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

(a) The following documents are filed as part of this report:

    (1) Financial Statements

        The following financial statements of World Airways, Inc. are filed herewith:

        Balance Sheets, December 31, 1995 and 1994

        Statements of Operations, Years Ended December 31, 1995, 1994, and 1993

        Statements of Changes in Common Stockholders' Equity (Deficit),
          Years Ended December 31, 1995, 1994 and 1993

        Statements of Cash Flows, Years Ended December 31, 1995, 1994 and 1993

        Notes to Financial Statements

        Independent Auditors' Report

    (2) Financial Statement Schedule

        Schedule
         Number
        --------

         II. Valuation and Qualifying Accounts

         NOTE: All other schedules are omitted because the requisite information is either presented in the financial statements or notes thereto or is not present in amounts sufficient to require submission of the schedules.

    (3) Index to Exhibits



 No. Description
      -----------

 1.1 Form of Underwriting Agreement to be entered into among       Incorporated
     the Company, WorldCorp, Inc. and the Underwriters.            By Reference




 3.1 Amended and Restated Certificate of Incorporation.            Incorporated
                                                                   By Reference

 3.2 Amended and Restated Bylaws.                                  Incorporated
                                                                   By Reference

 4.1 Article IV of the Company's Amended and Restated              Incorporated
     Certificate of Incorporation, incorporated by reference       By Reference
     to Exhibit 3.1 filed herewith, and Section 6 of the Company's Bylaws, incorporated by reference to Exhibit
     3.2 filed herewith.


 5.1 Opinion of Hunton & Williams.                                 Incorporated
                                                                   By Reference

10.1 The Company's 1995 Stock Option Plan.                         Incorporated
                                                                   By Reference

10.2 Form of Directors' Indemnification Agreement.                 Incorporated
                                                                   By Reference

10.3 Employment Agreement between the Company and Charles          Incorporated
     W. Pollard, dated as  of January 1, 1995.                     By Reference


10.4 Amendment No. 1 to the Employment Agreement between           Incorporated
     the Company and Charles W. Pollard, dated as of May           By Reference
     31, 1995.


10.5 Stock Option Agreement between the Company and Charles        Incorporated
     W. Pollard, dated as of January 1, 1995.                      By Reference


10.6 Amendment No. 1 to the Stock Option Agreement between         Incorporated
     the Company and Charles W. Pollard, dated as of               By Reference
     May 31, 1995.


10.7 Agreement between the Company and Flight Attendants           Incorporated
     represented by International Brotherhood of Teamsters.        By Reference
     (Filed as Exhibit 10.67 to WorldCorp, Inc.'s Form S-3
     Registration Statement (Commission File No. 91998) filed on December 10, 1987 and incorporated herein by reference.)


10.8 Office Lease--The Hallmark Building dated as of               Incorporated
     September 20, 1989 between the Company and GT                 By Reference
     Renaissance Centre Limited Partnership. (Filed as
     Exhibit 10.38 to WorldCorp, Inc.'s Annual Report on
     Form 10-K for the fiscal year ended December 31, 1989 and incorporated herein by reference.)


10.9 Aircraft Lease Agreement for Aircraft Serial Number           Incorporated
     48518 dated as of September 30, 1992 between the              By Reference
     Company and International Lease Finance Corporation.
     (Filed as Exhibit 10.38 to WorldCorp, Inc.'s Annual
     Report on Form 10-K for the fiscal year ended December
     31, 1992 and incorporated herein by reference.)

10.10 Amendment No. 1 to Aircraft Lease Agreement for              Incorporated
      Aircraft Serial Number 48518 dated as of November 1992       By Reference
      between the Company and International Lease Finance
      Corporation. (Filed as Exhibit 10.68 to WorldCorp,
      Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.)

10.11 Amendment No. 2 to Aircraft Lease Agreement for              Incorporated
      Aircraft Serial Number 48518 dated as of March 8, 1993       By Reference
      between the Company and International Lease Financial
      Corporation. (Filed as Exhibit 10.69 to WorldCorp,
      Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.)

10.12 Aircraft Lease Agreement for Aircraft Serial Number          Incorporated
      48519 dated as of September 30, 1992 between the             By Reference
      Company and International Lease Finance Corporation.
      (Filed as Exhibit 10.39 to WorldCorp, Inc.'s Annual
      Report on Form 10-K for the fiscal year ended December
      31, 1992 and incorporated herein by reference.)

10.13 Amendment No. 2 to Aircraft Lease Agreement for              Incorporated
      Aircraft Serial Number 48519 dated as of April 23,           By Reference
      1993 between the Company and International
      Lease Finance Corporation.

10.14 Amendment No. 3 to Aircraft Lease Agreement for              Incorporated
      Aircraft Serial Number 48519 dated as of April 1993          By Reference
      between the Company and International Lease Finance.

10.15 Aircraft Lease Agreement for Aircraft Serial Number          Incorporated
      48437 dated as of September 30, 1992 between the             By Reference
      Company and International Lease Finance Corporation.
      (Filed as Exhibit 10.40 to WorldCorp, Inc.'s Annual
      Report on Form 10-K for the fiscal year ended December
      31, 1992 and incorporated herein by reference.)

10.16 Amendment No. 2 to Aircraft Lease Agreement for              Incorporated
      Aircraft Serial Number 48437 dated as of March 31,           By Reference
      1993 between the Company and International Lease
      Finance Corporation. (Filed as Exhibit 10.73 to
      WorldCorp, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.)

10.17 Amendment No. 3 to Aircraft Lease Agreement for              Incorporated
      Aircraft Serial Number 48437 dated as of April 15,           By Reference
      1993 between the Company and International Lease
      Finance Corporation. (Filed as Exhibit 10.74 to
      WorldCorp, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.)

10.18 Aircraft Lease Agreement for Aircraft Serial Number          Incorporated
      48633 dated as of September 30, 1992 between the             By Reference
      Company and International Lease Finance Corporation.
      (Filed as Exhibit 10.41 to WorldCorp, Inc.'s Annual
      Report on Form 10-K for the fiscal year ended December
      31, 1992 and incorporated herein by reference.)

10.19 Aircraft Lease Agreement for Aircraft Serial Number          Incorporated
      48631 dated as of September 30, 1992 between the             By Reference
      Company and International Lease Finance Corporation.
      (Filed as Exhibit 10.42 to WorldCorp, Inc.'s Annual
      Report on Form 10-K for the fiscal year ended December
      31, 1992 and incorporated herein by reference.)

10.20 Amendment No. 2 to Aircraft Lease Agreement for              Incorporated
      Aircraft Serial Number 48631 dated as of April 28,           By Reference
      1995 between the Company and International Lease
      Finance Corporation.

10.21 Aircraft Lease Agreement for Aircraft Serial Number          Incorporated
      48632 dated as of September 30, 1992 between the             By Reference
      Company and International Lease Finance Corporation.
      (Filed as Exhibit 10.43 to WorldCorp, Inc.'s Annual
      Report on Form 10-K for the fiscal year ended December
      31, 1992 and incorporated herein by reference.)

10.22 Amendment No. 2 to Aircraft Lease Agreement for              Incorporated
      Aircraft Serial Number 48632 dated as of April 28,           By Reference
      1995 between the Company and International Lease
      Finance Corporation.

10.23 Accounts Receivable Management and Security Agreement        Incorporated
      dated as of December 7, 1993 between the Company and         By Reference
      BNY Financial Corporation. (Filed as Exhibit 10.46 to
      WorldCorp, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.)

10.24 Amendment (No. 1) to the Accounts Receivable                 Incorporated
      Management and Security Agreement between the Company        By Reference
      and BNY Financial Corporation dated March 15, 1995 and effective as of January 1, 1995.

10.25 Amendment No. 2 to the Accounts Receivable Management        Incorporated
      and Security Agreement between the Company and BNY           By Reference
      Financial Corporation dated August 1995.

10.26 Long Term Aircraft Charter Agreement dated August 20,        Incorporated
      1986 between the Company and Malaysian Airline System        By Reference
      Berhad (Filed as Exhibit 10.79 to WorldCorp's Annual
      Report on Form 10-K for the year ended December 31,
      1986).

10.27 Amendment dated April 10, 1991 to the Long Term              Incorporated
      Aircraft Charter Agreement dated August 20, 1986             By Reference
      between the Company and Malaysian Airline System
      Berhad.

10.28 Stock Purchase Agreement by and among the Company,           Incorporated
      WorldCorp, Inc., and Malaysian Helicopter Services           By Reference
      Berhad dated as of October 30, 1993. (Filed as Exhibit
      10.87 to WorldCorp, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.)

10.29 Stock Registration Rights Agreement between the              Incorporated
      Company and Malaysian Helicopter Services Berhad dated       By Reference
      as of October 30, 1993. (Filed as Exhibit 10.88 to
      WorldCorp, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.)

10.30 Shareholders Agreement between Malaysian Helicopter          Incorporated
      Services Berhad, WorldCorp, Inc. and the Company,            By Reference
      dated as of February 3, 1994. (Filed as Exhibit 10.89 to WorldCorp, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.)

10.31 Amendment No. 1 to Shareholders Agreement dated as of        Incorporated
      February 28, 1994, among WorldCorp, the Company and          By Reference
      Malaysian Helicopter Services Berhad. (Filed as
      Exhibit 10.90 to WorldCorp Inc.'s Annual Report on
      Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.)

10.32 Agreement between the Company and the International          Incorporated
      Brotherhood of Teamsters representing the Cockpit            By Reference
      Crewmembers employed by the Company dated August 15, 1994-June 30, 1998. (Filed as Exhibit 10.98 to
      WorldCorp, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.)

10.33 Aircraft Services Agreement dated September 26,              Incorporated
      1994 by and between the Company and Malaysian Airline        By Reference
      System Berhad. (Filed as Exhibit 10.101 to WorldCorp,
      Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.)

10.34 Freighter Services Agreement dated October 6, 1994 by        Incorporated
      and between the Company and Malaysian Airline System         By Reference
      Berhad. (Filed as Exhibit 10.102 to WorldCorp, Inc.'s
      Annual Report on Form 10-K for the fiscal year ended
      December 31, 1994 and incorporated herein by reference.)

10.35 Amendment No. 1 to Passenger Aircraft                        Incorporated
      Services and Freighter Services Agreement dated              By Reference
      December 31, 1994 by and between the Company and Malaysian Airline System Berhad. (Filed as Exhibit
      10.107 to WorldCorp, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.)

10.36 Amendment No. 2 to the Aircraft Services and Freighter       Incorporated
      Services Agreements by and between the Company and           By Reference
      Malaysian Airline System Berhad, dated February 9,
      1995.

10.37 Amendment No. 3 to the Freighter Services Agreement by       Incorporated
      and between the Company and Malaysian Airline System         By Reference
      Berhad dated May, 1995.

10.38 1995 U.S. Air Force Contract F11626-94-D0027 dated           Incorporated
      October 1, 1994 between the Company and Air Mobility         By Reference
      Command. (Filed as Exhibit 10.103 to WorldCorp, Inc.'s
      Annual Report on Form 10-K/A for the fiscal year ended
      December 31, 1994 and incorporated herein by reference.)

10.39 FY1996 Contractor Team Agreement among the Company,          Incorporated
      Continental Airlines, Inc., Emery Worldwide Airlines,        By Reference
      Inc., Evergreen International Airlines, Inc., Miami
      Air International, Inc., Northwest Airlines, Inc. and
      Rich International Airways, Inc. dated April 3, 1995.

10.40 Lease agreement for Aircraft Serial Number 48485 dated       Incorporated
      as of January 15, 1991 between the Company and First         By Reference
      Security National Bank of Utah, N.A. (Filed as Exhibit
      10.65 to WorldCorp, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference).

10.41 Maintenance Agreement between Malaysian Airline System       Incorporated
      Berhad and the Company dated March 1, 1995.                  By Reference

10.42 Form of Master Services Agreement between the Company        Incorporated
      and WorldCorp, Inc.                                          By Reference

10.43 1996 U.S. Air Force Contract dated October 1, 1995           Incorporated
      between the Company and Air Mobility Command.                By Reference

10.44 Amendment No. 3 to the Accounts Receivable Management        Incorporated
      and Security Agreement between the Company and BNY           By Reference
      Financial Corporation dated as of September 28, 1995.

10.45 Amendment No. 4 to the Accounts Receivable Management        Incorporated
      and Security Agreement between the Company and BNY           By Reference
      Financial Corporation dated as of September 28, 1995.

10.46 Form of Non-Employee Directors' Stock Option Plan.           Incorporated
                                                                   By Reference

11.1  Computation of earnings (loss) per share.                    Filed
                                                                   Herewith

27    Financial data schedule for the year ended December
      31, 1995                                                     Filed
                                                                   Herewith
(b)  Reports on Form 8-K

     None.

                         STATUS OF PRIOR DOCUMENTS

    World Airways' Annual Report on Form 10-K for the year ended December 31, 1995, at the time of filing with the Securities and Exchange Commission, shall modify and supersede all prior documents filed pursuant to Sections 13, 14, and 15(d) of the Securities Exchange Act of 1934 for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933, as amended, which incorporates by reference such Annual Report on Form 10-K.


            *     *     *     *     *     *     *     *     *     *

                                                               SCHEDULE II

                            WORLD AIRWAYS, INC.
                     VALUATION AND QUALIFYING ACCOUNTS
           FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                              (IN THOUSANDS)





                                 Balance at  Charged to   Deductions    Balance
                                  beginning   costs and      charged  at end of
                                  of period    expenses   to reserve     period
                                 ----------  ----------   ----------  ---------
Allowance for Doubtful Accounts
-------------------------------

Year ended December 31, 1995       $     35    $    370     $    147   $    258
                                   ========    ========     ========   ========

Year ended December 31, 1994       $    277    $    409     $    651   $     35
                                   ========    ========     ========   ========

Year ended December 31, 1993       $     15    $    271     $      9   $    277
                                   ========    ========     ========   ========



    Valuation Allowance for
      Deferred Tax Assets
--------------------------------

Year ended December 31, 1995       $51,143     $     --     $11,690    $ 39,453
                                   ========    ========     ========   ========

Year ended December 31, 1994       $49,138     $  2,005     $     --   $ 51,143
                                   ========    ========     ========   ========

Year ended December 31, 1993       $45,462     $  3,676     $     --   $ 49,138
                                   ========    ========     ========   ========

                                                              EXHIBIT 11.1

                            WORLD AIRWAYS, INC.
              CALCULATION OF EARNINGS (LOSS) PER COMMON SHARE
                     (IN THOUSANDS EXCEPT SHARE DATA)


                                                  1995        1994          1993
                                              -----------  ----------   -----------
Net earnings (loss) applicable to
   common stock                               $     8,896  $   (9,001)  $   (9,048)
                                              ===========  ==========   ===========
Weighted average common shares
   outstanding                                 10,476,776   9,812,337    9,000,000

Weighted average options and warrants treated
   as common stock equivalents                     95,066     126,390           --
                                              -----------  ----------   -----------

Primary and fully diluted number of shares     10,571,842   9,938,727    9,000,000
                                              ===========  ==========   ===========

Primary and fully diluted net earnings (loss)
   per share of common stock                  $      0.84  $    (0.91)  $    (1.01)

                                SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           WORLD AIRWAYS,  INC.

                                           By /s/ Charles W. Pollard
                                              ----------------------
                                              Charles W. Pollard
                                              Chief Executive Officer,
                                               President, and Director



      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                     Title                           Date
---------                     -----                           ----

/s/ Charles W. Pollard        Chief Executive Officer,        March 29, 1996
----------------------        President and Director
(Charles W. Pollard)          and Director


/s/ Michael E. Savage         Chief Financial Officer         March 29, 1996
---------------------
(Michael E. Savage)


/s/ T. Coleman Andrews, III   Director and Chairman of        March 29, 1996
---------------------------   the Board
(T. Coleman Andrews, III)


/s/ A. Scott Andrews          Director                        March 29, 1996
--------------------
(A. Scott Andrews)


/s/ Wan Malek Ibrahim         Director                        March 29, 1996
---------------------
(Wan Malek Ibrahim)


/s/ Ahmad M. Khatib           Director                        March 29, 1996
-------------------
(Ahmad M. Khatib)


/s/ Russell L. Ray, Jr        Director                        March 29, 1996
----------------------
(Russell L. Ray, Jr.)


/s/ Peter M. Sontag           Director                        March 29, 1996
-------------------
(Peter M. Sontag)


/s/ Lim Kheng Yew             Director                        March 29, 1996
-----------------
(Lim Kheng Yew)