Form 10-Q
period 1996-03-31
WORLD AIRWAYS INC /DE/
filed 1996-05-14
CIK 949240

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                             ---------------------

                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                ------------------------------------------------

    For the Quarter ended:  MARCH 31, 1996   Commission File Number 0-26582



                              WORLD AIRWAYS, INC.
             (Exact name of registrant as specified in its charter)



            DELAWARE                                   94-1358276
     (State of incorporation)           (I.R.S. Employer Identification Number)


             13873 Park Center Road, Suite 490, Herndon, VA  22071
                    (Address of Principal Executive Offices)
                                 (703) 834-9209
                        (Registrant's telephone  number)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      X        No
    ----------       -----------

The number of shares of the registrant's Common Stock outstanding on May 1, 1996 was 12,000,064.

================================================================================

                              WORLD AIRWAYS, INC.

                    MARCH 1996, QUARTERLY REPORT ON FORM 10Q

                               TABLE OF CONTENTS


                                                                                 Page
                                                                                 ----
PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Condensed Balance Sheets, March 31, 1996 and December 31, 1995..     3

              Condensed Statements of Operations,
              Three Months Ended March 31, 1996 and 1995......................     5

              Condensed Statement of Changes in Common Stockholders' Equity,
              Three months ended March 31, 1996...............................     6

              Condensed Statements of Cash Flows,
              Three months ended March 31, 1996 and 1995......................     7

              Notes to Condensed Financial Statements.........................     8

              Exhibit 11, Calculations of Loss Per Common Share...............     9


     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations.......................................    10

PART II - OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K................................    20


ITEM 1.  FINANCIAL STATEMENTS

                              WORLD AIRWAYS, INC.
                            CONDENSED BALANCE SHEETS
                                     ASSETS
                                 (IN THOUSANDS)


                                                    (Unaudited)
                                                     March 31,   December 31,
                                                       1996          1995
                                                    -----------  ------------
CURRENT ASSETS
 Cash and cash equivalents, including restricted
  cash of $924 at March 31, 1996 and
  $619 at December 31, 1995                           $ 13,562       $ 25,271

 Restricted short-term investments                         909            909

 Trade accounts receivable, less allowance for
  doubtful accounts of $358 at March 31, 1996
  and $258 at December 31, 1995                         13,394         15,472

 Other receivables                                       3,398          3,314

 Prepaid expenses and other current assets               8,072          9,882

 Assets held for sale                                      700            700
                                                      --------       --------

  Total current assets                                  40,035         55,548
                                                      --------       --------

ASSETS HELD FOR SALE                                     2,151          2,308

EQUIPMENT AND PROPERTY
 Flight and other equipment                             68,622         54,460
 Equipment under capital leases                         11,466         11,466
                                                      --------       --------
                                                        80,088         65,926
 Less accumulated depreciation and amortization         14,862         13,497
                                                      --------       --------

  Net equipment and property                            65,226         52,429
                                                      --------       --------

LONG-TERM OPERATING DEPOSITS                            16,188         16,157

OTHER ASSETS AND DEFERRED CHARGES, NET                   3,809          4,253
                                                      --------       --------

TOTAL ASSETS                                          $127,409       $130,695
                                                      ========       ========

                                                                   (Continued)

                              WORLD AIRWAYS, INC.
                            CONDENSED BALANCE SHEETS
                                  (CONTINUED)
                  LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)



                                                            (Unaudited)
                                                             March 31,   December 31,
                                                               1996          1995
                                                            -----------  -------------
CURRENT LIABILITIES
 Notes payable                                                $  5,046       $  6,764
 Current maturities of long-term obligations                     8,797          9,398
 Deferred aircraft rent                                            350            533
 Accounts payable                                               19,097         15,278
 Unearned revenue                                                3,965         10,417
 Air traffic liability                                           2,517          2,332
 Accrued maintenance in excess of reserves paid                 11,569          8,919
 Accrued salaries and wages                                     10,247          8,716
 Accrued taxes                                                   2,346          1,485
 Due to affiliate                                                  574            405
 Other accrued liabilities                                         151            184
                                                              --------       --------
   Total current liabilities                                    64,659         64,431
                                                              --------       --------

LONG-TERM OBLIGATIONS                                           24,564         20,417

OTHER LIABILITIES
 Deferred gain from sale-leaseback transactions,
   net of accumulated amortization of $18,307 at
   March 31, 1996 and $18,041 at December 31, 1995               7,045          7,310
 Accrued maintenance in excess of reserves paid                  3,628          3,579
 Accrued postretirement benefits                                 2,612          2,596
 Other liabilities                                               2,448          2,022
                                                              --------       --------
   Total other liabilities                                      15,733         15,507
                                                              --------       --------

TOTAL LIABILITIES                                              104,956        100,355
                                                              --------       --------

COMMON STOCKHOLDERS' EQUITY
 Common stock, $.001 par value (20,000,000 shares
   authorized, 12,000,064 shares issued and outstanding)
   at March 31, 1996 and at December 31, 1995                       12             12
 Additional paid-in capital                                     42,299         42,312
 Contributed capital                                             3,000          3,000
 Accumulated deficit                                           (22,858)       (14,984)
                                                              --------       --------
   Total common stockholders' equity                            22,453         30,340
                                                              --------       --------

TOTAL LIABILITIES AND COMMON
 STOCKHOLDERS' EQUITY                                         $127,409       $130,695
                                                              ========       ========


            See accompanying Notes to Condensed Financial Statements

                              WORLD AIRWAYS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)




                                        1996      1995
                                      --------  --------
OPERATING REVENUES
 Flight operations                    $70,678   $39,358
 Flight operations subcontracted
   to other carriers                      664       693
 Other                                    196       486
                                      -------   -------
   Total operating revenues            71,538    40,537
                                      -------   -------

OPERATING EXPENSES
 Flight                                24,294    12,896
 Maintenance                           15,624     8,013
 Aircraft costs                        19,928    13,522
 Fuel                                   6,915     3,070
 Flight operations subcontracted
   to other carriers                    1,061       667
 Promotions, sales and commissions      2,444        19
 Depreciation and amortization          1,983       986
 General and administrative             6,801     4,438
                                      -------   -------
   Total operating expenses            79,050    43,611
                                      -------   -------

OPERATING LOSS                         (7,512)   (3,074)
                                      -------   -------

OTHER INCOME (EXPENSE)
 Interest expense                        (721)     (877)
 Interest income                          321       114
 Other, net                                38        37
                                      -------   -------
   Total other expense                   (362)     (726)
                                      -------   -------

LOSS BEFORE INCOME TAXES               (7,874)   (3,800)

INCOME TAX EXPENSE (BENEFIT)               --        --
                                      -------   -------

NET LOSS                              $(7,874)  $(3,800)
                                      =======   =======

NET LOSS PER COMMON EQUIVALENT
 SHARE                                $ (0.66)  $ (0.38)
                                      =======   =======

WEIGHTED AVERAGE COMMON AND
 COMMON EQUIVALENT SHARES
 OUTSTANDING                           12,000    10,126
                                      =======   =======

            See accompanying Notes to Condensed Financial Statements

                              WORLD AIRWAYS, INC.
                         CONDENSED STATEMENT OF CHANGES
                         IN COMMON STOCKHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                 (IN THOUSANDS)
                                  (UNAUDITED)




                                                                                  Total
                                      Additional                                  Common
                              Common    Paid-in    Contributed  Accumulated   Stockholders'
                              Stock     Capital      Capital      Deficit         Equity
                              ------  -----------  -----------  ------------  --------------

BALANCE AT
  DECEMBER 31, 1995              $12     $42,312        $3,000     $(14,984)        $30,340

Costs relating to the sale
  of common stock in
  public offering                 --         (13)           --           --             (13)

Net loss                          --          --            --       (7,874)         (7,874)
                              ------  ----------   -----------  -----------         -------

BALANCE AT
  MARCH 31, 1996                 $12     $42,299        $3,000     $(22,858)        $22,453
                              ======  ==========   ===========  ===========         =======




           See accompanying Notes to Condensed Financial Statements

                              WORLD AIRWAYS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)




                                                          1996      1995
                                                        --------   -------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        $ 25,271   $ 4,054

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                  (7,874)   (3,800)
Adjustments to reconcile net loss to cash
 provided (used) by operating activities:
 Depreciation and amortization                             1,983       986
 Deferred gain recognition                                  (266)     (266)
 Deferred aircraft rent payments, net                         --       153
 Gain on sale of property and equipment                       --       (33)
 Other                                                        --        31
 Changes in certain assets and liabilities net of
   effects of non-cash transactions:
   Decrease in accounts receivable                         1,994     2,481
   Decrease in restricted short-term investments              --         6
   Decrease (increase) in deposits, prepaid expenses
     and other assets                                        682    (2,256)
   Increase (decrease) in accounts payable, accrued
     expenses and other liabilities                        6,013      (544)
   (Decrease) increase in unearned revenue                (6,452)   10,799
   Increase in air traffic liability                         185        --
                                                        --------   -------
 Net cash provided (used) by operating activities         (3,735)    7,557
                                                        --------   -------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to equipment and property                       (3,198)   (3,311)
Proceeds from disposals of equipment and property            157       305
                                                        --------   -------
 Net cash used by investing activities                    (3,041)   (3,006)
                                                        --------   -------

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in line of credit borrowing
 arrangement, net                                           (473)   (2,260)
Issuance of debt                                             197     4,779
Repayment of debt                                         (4,644)   (4,761)
Costs relating to sale of stock                              (13)       --
                                                        --------   -------
 Net cash used by financing activities                    (4,933)   (2,242)
                                                        --------   -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     (11,709)    2,309
                                                        --------   -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $ 13,562   $ 6,363
                                                        ========   =======


            See accompanying Notes to Condensed Financial Statements

                              WORLD AIRWAYS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)



1. The condensed balance sheet of World Airways, Inc. ("World Airways" or the "Company") as of March 31, 1996, the related condensed statements of operations for the three month periods ended March 31, 1996 and 1995, the condensed statement of changes in common stockholders' equity for the three months ended March 31, 1996, and the condensed statements of cash flows for the three months ended March 31, 1996 and 1995 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

     The condensed financial statements and notes are presented as required by Form 10-Q and do not contain certain information included in the Company's annual financial statements and notes. These financial statements should be read in conjunction with the financial statements and the notes included in the Company's Form 10-K for the year ended December 31, 1995.

2. In November 1995, the Company signed a letter of intent with the manufacturer to lease two MD-11ER aircraft to be delivered in the first quarter of 1996. The agreement was completed in March 1996. Under the agreement, the Company leased each aircraft for a term of 24 years with an option to return the aircraft after a seven year period with certain fixed termination fees. As part of the agreement, $1.2 million in deposits previously paid to the manufacturer in 1992 was applied towards these two aircraft. In addition, the Company received spare parts financing from the lessor of $9.0 million of which $3.0 million was made available with the delivery of each aircraft, and the remaining $3.0 million will be made available in December 1996. As of May 10, 1996, none of these amounts had been received. Finally, the Company agreed to assume an existing lease of two additional MD-11 freighter aircraft for 20 years, beginning in 1999, in the event that the other lessee terminates its lease with the manufacturer at that time.

3. The Company purchased a spare engine which was delivered in March 1996 for approximately $8.0 million. The Company entered into an agreement with the engine's manufacturer to finance 80% of the purchase price over a seven-year term. The Company made payments of $1.2 million and $0.4 million towards this purchase in September 1995 and January 1996, respectively.

4. For a discussion of commitments and contingencies see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Matters".

5. On January 1, 1996, the Company adopted Financial Accounting Standards Board Statements of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of ("Statement 121") and No. 123, Accounting for Stock-based Compensation ("Statement 123"). Statement 121 requires that the Company review its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. To the extent that the future undiscounted net cash flows expected to be generated from an asset are less than the carrying amount of the asset, an impairment loss will be recognized based on the difference between the asset's carrying amount and its fair market value. The adoption of Statement 121 had no impact on the accompanying financial statements.

     Statement 123 recommends, but does not require, the adoption of a fair value based method of accounting for stock-based compensation to employees, including common stock options. The Company has elected to continue recording stock-based compensation to employees under the intrinsic value method of accounting for stock-based compensation to employees as permitted by Statement 123. Certain pro forma disclosures will be included in the Company's Form 10-K for the year ending December 31, 1996 as if the fair value based method had been adopted.

                                                                      EXHIBIT 11

                              WORLD AIRWAYS, INC.
                     CALCULATIONS OF LOSS PER COMMON SHARE
                      FOR THE THREE MONTHS ENDED MARCH 31,
                        (IN THOUSANDS EXCEPT SHARE DATA)
                                  (UNAUDITED)


                                                 1996            1995
                                              ------------    -----------
Net loss applicable to common stock            $    (7,874)   $    (3,800)
                                               ===========    ===========

Weighted average common shares outstanding      12,000,064     10,000,064


Weighted average options and warrants treated
  as common stock equivalents                           --        126,390
                                               -----------    -----------


Primary and fully diluted number of shares     $12,000,064    $10,126,454
                                               ===========    ===========


Primary and fully diluted net loss per
  share of common stock                             $(0.66)        $(0.38)



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
- --------------------------------------------------------------------------------
         OF OPERATIONS
         -------------

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

  The managements of WorldCorp and World Airways are currently exploring ways to maximize value for the shareholders of each company, including actively exploring the feasibility of employee initiatives to purchase a substantial portion of WorldCorp's ownership position in World Airways. In addition to employee initiatives, WorldCorp is evaluating the feasibility of a spinoff of its interest in World Airways or a disposition to a third party. There can be no assurances, however, that any such transactions will ultimately be consummated.

  The Private Securities Litigation Reform Act of 1995 (the "Act") was recently passed by Congress. The Company desires to take advantage of the new "safe harbor" provisions of the Act. Therefore, this report contains forward looking statements that are subject to risks and uncertainties, including, but not limited to, the impact of competitive products, product demand and market acceptance risks, reliance on key strategic alliances, fluctuations in operating results and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission, including risk factors disclosed in the Company's Form 10-K for the fiscal year ended December 31, 1995. These risks could cause the Company's actual results for 1996 and beyond to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company.

OVERVIEW

GENERAL

  The Company earns revenue primarily from four distinct markets within the air transportation industry: passenger and cargo services to major international air carriers; passenger and cargo services, on a scheduled and ad hoc basis, to the U.S. Government; international tour operators in leisure passenger markets; and scheduled passenger/cargo service (which, beginning in May 1996, will include scheduled charters to leisure passenger markets on a seasonal basis).

  With the exception of scheduled passenger/cargo service, the Company generally charges customers on a block hour basis rather than a per seat or per pound basis. "Block hours" are defined as the elapsed time computed from the moment the aircraft first moves under its own power at the point of origin to the time it comes to rest at its final destination. The Company provides most services under two types of contracts: basic contracts and full service contracts.
Under basic contracts, the Company provides the aircraft, cockpit crew, maintenance and insurance and the customer provides all other operating services and bears all other operating expenses, including fuel and fuel servicing, marketing costs associated with obtaining passengers and/or cargo, airport passenger and cargo handling fees, landing fees, cabin crews, catering, ground handling and aircraft push-back and de-icing services. Under full service contracts, the Company provides fuel, catering, ground handling, cabin crew and all related support services as well. Accordingly, the Company generally charges a lower rate per block hour for basic contracts than full service contracts, although it does not necessarily earn a lower profit. Because of shifts in the mix between full service contracts and basic contracts, fluctuations in revenues are not necessarily indicative of volume trends or profitability. It is important, therefore, to measure the Company's business volume by block hours flown and to measure profitability by operating income per block hour.

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

CUSTOMERS

  The Company's business relies heavily on its contracts with Malaysian Airline System Berhad ("Malaysian Airlines"), P.T. Garuda Indonesia ("Garuda") and the U.S. Air Force's Air Mobility Command ("AMC"). These customers provided approximately 39%, 10%, and 20%, respectively, of the Company's revenues and 46%, 10%, and 13%, respectively, of the total block hours during 1995. The Malaysian Airlines and AMC contracts provided approximately 39% and 24%, respectively, of the Company's revenues and 47% and 15%, respectively, of total block hours in the first quarter of 1996. Operations under the Garuda Hadj contract coincided with the commencement of Hadj operations late in the first quarter.

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

  As a means of improving aircraft utilization, the Company has entered into a series of multi-year contracts, with expiration dates running from 1997 through 2000, to provide basic services to Malaysian Airlines. One contract provides for the Company's operation of three MD-11 freighter aircraft for a five-year period for a combined guaranteed minimum of 1,200 hours per month (except when an aircraft is in scheduled maintenance). The lease for one of the aircraft commenced in June 1994, and the leases for the other two aircraft commenced in June and July 1995. A second contract provides for each of two of the Company's MD-11 passenger aircraft to operate a guaranteed minimum of 320 hours per month from October 1994 through March 1997. For 1995 and the first quarter of 1996, 29% and 34%, respectively, of the Company's revenues and 37% and 42%, respectively, of the Company's block hours flown resulted from these multi-year contracts with Malaysian Airlines. As a result of these contracts, the Company expects that the percentage of its total revenue generated from Malaysian Airlines in 1996 will continue to increase over historical levels.

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

  As a result of these and other contracts, the Company had an overall contract backlog at March 31, 1996 of $430.4 million. The Company's backlog for each contract is determined by multiplying the minimum number of block hours guaranteed under the applicable contract by the specified hourly rate under such contract. Approximately

76% of the backlog (including substantially all of the backlog beginning in 1997) relates to the multi-year contracts with Malaysian Airlines. The loss of any of these contracts or a substantial reduction in business from any of these key customers, if not replaced, would have a material adverse effect on the Company's financial condition and results of operations.

SEASONALITY

  Historically, the Company's business has been significantly affected by seasonal factors. During the first quarter, the Company typically experiences lower levels of utilization and yields as demand for passenger and cargo services is lower relative to other times of the year. The Company experiences higher levels of utilization in the second quarter, principally due to peak demand for commercial passenger services associated with the annual Hadj pilgrimage. During 1995, the Company's flight operations associated with the Hadj pilgrimage occurred from April 1 to June 8. Because the Hadj occurs approximately 10 to 12 days earlier each year, revenues resulting from future Hadj contracts will begin to shift from the second quarter to the first quarter over the next several years. In recent years, soft demand and weakening yields in worldwide passenger markets adversely affected the Company's results in the third quarter. Fourth quarter utilization depends primarily on the demand for air cargo services in connection with the shipment of merchandise in advance of the U.S. holiday season. The Company believes that its multi-year contracts with Malaysian Airlines and an increase in peak European summer tourist travel occurring in the third quarter should lessen the effect of these seasonal factors.

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

  The air transportation industry in general is affected by the price and availability of aviation fuel. Both the cost and availability of aviation fuel are subject to many economic and political factors and events occurring throughout the world and remain subject to the various unpredictable economic and market factors that affect the supply of all petroleum products. Fluctuations in the price of fuel has not had a significant impact on the Company's operations in recent years. The Company's exposure to fuel risk is limited because (i) under the terms of the Company's basic contracts, the customer is responsible for providing fuel, (ii) under the terms of its full service contracts with the U.S. Government, the Company is reimbursed for the cost of fuel it provides, and (iii) under the Company's charter contracts, the Company is reimbursed for fuel price increases in excess of 5% of the price agreed upon in the contract, subject to a 10% cap. However, a substantial increase in the price or the unavailability of aviation fuel could have a material adverse effect on the air transportation industry in general and the financial condition and results of operations of the Company, primarily within its scheduled passenger/cargo service operations.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED MARCH 31, 1995

  Total block hours increased 3,721 hours, or 54%, to 10,634 hours in the first quarter of 1996 from 6,913 hours in the comparable 1995 period, with an average of 11.6 available aircraft per day in 1996 compared to 8.4 in 1995. Average daily utilization (block hours flown per day per aircraft) increased to 10.1 hours in 1996 from 9.2 hours in 1995. In the first quarter of 1996, basic contracts accounted for 66% of total block hours, down from 74% in 1995.

  Total operating revenues increased $31.0 million, or 77%, to $71.5 million in the first quarter of 1996 from $40.5 million in 1995. The Company recognized a net loss of $7.9 million in the first quarter of 1996 compared to a net loss of $3.8 million in the comparable 1995 period. Factors impacting 1996 results included operating losses of approximately $4.4 million on its New York - Tel Aviv scheduled service route as well as planned up-front non-recurring crew training expenses of approximately $2.5 million primarily related to the introduction of four aircraft in March. In response to the substantial operating losses generated from its Tel Aviv route since commencing service in July 1995, the Company has taken steps to improve its yield and load factor performance including the reduction of its weekly frequencies to Tel Aviv from three to two until this summer's peak tourist season and, more importantly, the formation of a strategic alliance with Continental Airlines (see "Recent Trends and Development - Growth Opportunities").

  Operating Revenues.  Revenues from flight operations increased $31.3 million,
  ------------------
or 79%, to $70.7 million in the first quarter of 1996 from $39.4 million in 1995. This increase was primarily attributable to an increase in military flying and an increase in revenues generated from the multi-year contracts with Malaysian Airlines. In addition, the Company realized an increase in revenues associated with services to certain international carriers and from scheduled service operations to Tel Aviv which commenced in July 1995.

  Operating Expenses.  Total operating expenses increased $35.5 million, or 81%,
  ------------------
in the first quarter of 1996 to $79.1 million from $43.6 million in 1995.

  Flight operations expenses include all expenses related directly to the operation of the aircraft other than aircraft cost, fuel and maintenance. Also included are expenses related to flight dispatch and flight operations administration. Flight operations expenses increased $11.4 million, or 88%, in 1996 to $24.3 million from $12.9 million in 1995. This increase resulted primarily from an increase in block hours flown, higher costs associated with scheduled service operations to Tel Aviv, and higher crew costs and up-front training expenses in connection with the integration of additional aircraft into the fleet in 1995 and 1996.

  Maintenance expenses increased $7.6 million, or 95%, in 1996 to $15.6 million from $8.0 million in 1995. This increase resulted primarily from the integration of additional aircraft into the fleet and a corresponding increase in block hours flown.

  Aircraft costs increased $6.4 million, or 47%, in 1996 to $19.9 million from $13.5 million in 1995. This increase was primarily due to the lease of two MD-11ER aircraft in the first quarter of 1996 and the lease of incremental DC10-30 aircraft which began in the second and fourth quarters of 1995, partially offset by the return of two DC10-30 aircraft to the lessor in the third quarter of 1995.

  Fuel expenses increased $3.8 million, or 123%, in 1996 to $6.9 million from $3.1 million in 1995. This increase is due primarily from an increase in fuel uplifted for military and scheduled service operations. Although the Company's exposure to fuel risk is limited (see "Overview - Aviation Fuel"), recent increases in aircraft fuel costs could have an affect on the future financial condition and results of operations of the Company, primarily within the Company's scheduled passenger/cargo service operations.

  Promotions, sales and commissions were $2.4 million in 1996 compared to a relatively insignificant amount in the first quarter of 1995. This increase resulted primarily from commissions paid in connection with scheduled service operations to Tel Aviv which commenced in 1995 and an increase in teaming arrangement commissions associated with the larger fixed-award contract received from the U.S. Air Force beginning October 1995.

  Depreciation and amortization increased $1.0 million, or 100%, in 1996 to $2.0 million from $1.0 million in 1995. This increase resulted primarily from an increase in spare parts required to support the additional MD-11 aircraft and incremental DC10-30 aircraft described above as well as the amortization of certain aircraft integration costs and other deferred costs.

  General and administrative expenses increased $2.4 million, or 55%, in 1996 to $6.8 million from $4.4 million in 1995. This increase was primarily due to personnel necessary for scheduled service operations, additional marketing personnel, and an increase in certain legal and professional fees.

  Other Income (Expense).  Other expenses decreased $0.3 million, or 43%, in
  ----------------------
1996 from 1995 primarily due to additional interest income earned as a result of higher cash balances over the prior year.

LIQUIDITY AND CAPITAL RESOURCES

  The Company is highly leveraged. The Company incurred substantial debt and lease commitments during the past three years in connection with its acquisition of MD-11 aircraft and related spare parts. The Company has historically financed its working capital and capital expenditure requirements out of cash flow from operating activities, public and private sales of its common stock, secured borrowings, and other financings from banks and other lenders.

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

  The Company's cash and cash equivalents at March 31, 1996 and December 31, 1995 were $13.6 million and $25.3 million, respectively. At March 31, 1996 the Company's current assets were $40.0 million and current liabilities were $64.7 million. The Company believes that the combination of the financings consummated to date, income from operations and the additional financings described below will be sufficient to allow the Company to meet its operating and capital requirements for at least the next twelve months.

CASH FLOWS FROM OPERATING ACTIVITIES

  Operating activities used $3.7 million in cash for the quarter ended March 31, 1996 compared to providing $7.6 million of cash in the comparable period in 1995. This decrease in cash in 1996 resulted primarily from an increase in operating loss over 1995 and a decrease in unearned revenue, partially offset by an increase in accounts payable during 1996 over 1995.

CASH FLOWS FROM INVESTING ACTIVITIES

  Investing activities used $3.0 million in cash for the quarters ended March 31, 1996 and March 31, 1995. In the first quarter of 1996, cash was used primarily for the purchase of rotable spare parts required for the integration of two MD-11 aircraft and incremental DC-10 aircraft.

CASH FLOWS FROM FINANCING ACTIVITIES

  Financing activities used $4.9 million in cash for the quarter ended March 31, 1996 compared to using $2.2 million in the comparable period in 1995. This decrease in cash resulted primarily from a decrease in the Company's net borrowings in 1996 over 1995.

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

  World Airways maintains six long-term DC10-30 aircraft leases with terms expiring in 1998, 2003, and two each in 1997 and 1999.

  As of March 31, 1996, annual minimum payments required under the Company's aircraft and lease obligations totaled $70.2 million for the remainder of 1996, including the two MD-11ER aircraft and the two DC10-30 aircraft leased in March 1996.

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

  In September 1995, the Company agreed to purchase a spare engine which was delivered in March 1996. The engine cost approximately $8.0 million. The Company entered into an agreement with the engine's manufacturer to finance 80% of the purchase price over a seven-year term. The Company made payments of $1.2 million and $0.4 million towards this purchase in September 1995 and January 1996, respectively.

  As discussed above, the Company signed an agreement for the lease of two MD-11ER aircraft beginning in the first quarter of 1996 to provide additional capacity for growth opportunities. As part of the agreement for the MD-11 aircraft, the Company received spare parts financing from the lessor of $9.0 million of which $3.0 million was made available with the delivery of each aircraft, and the remaining $3.0 million will be made available in December 1996. As of May 10, 1996, none of these amounts had been received. In January 1996, the Company agreed to purchase an additional engine and received a commitment from the engine manufacturer to finance 85% of its purchase price over a seven-year term with an interest rate to be fixed at the time of delivery.

  The Company's fixed assets increased approximately $14.1 million during the first quarter of 1996. The majority of this amount relates to assets which were financed in the first quarter or will be financed subsequent to March 31, 1996. In addition, the Company incurred approximately $2.1 million in leasehold improvements on certain aircraft for which the cash will be expended in the second quarter of 1996. The Company anticipates that its total capital expenditures in 1996, which include the two spare engines, will approximate $28.0 million. As discussed above, the Company will receive approximately $22.6 million in financing, of which $6.5 million was received during the first quarter of 1996. The remaining balance will be funded from its operating cash flow and available cash balances. In March 1996, the Credit Agreement was amended to increase the limit on capital expenditures by the Company to no more than $35.0 million and $25.0 million in 1996 and 1997, respectively.

  In March 1996, the Company received regulatory authority to provide scheduled passenger and cargo service between Newark and South Africa beginning in the second quarter of 1996. In addition, World Airways is currently seeking authority to provide scheduled passenger and cargo service between the U.S. and West Africa (as a traffic stop on its South Africa route). The Company anticipates that it will incur approximately $1.0 million in start-up costs in connection with this operation and will fund such start-up costs from its operating cash flow.

  As of March 31, 1996, the Company held approximately $2.9 million (at book value) of aircraft spare parts currently available for sale.

FINANCING DEVELOPMENTS

  In October 1995, the Company completed an initial public offering pursuant to which World Airways and WorldCorp received approximately $22.8 million and $10.2 million in net proceeds, respectively. World Airways used its proceeds to increase cash reserves.

  In 1993, the Company entered into the Credit Agreement, which included a $12.0 million spare parts loan and an $8.0 million revolving line of credit collateralized by certain receivables, inventory, equipment, and general intangibles. The Company is prohibited from granting a security interest in such collateral to anyone other than BNY Financial Corporation. Approximately $10.8 million of the proceeds from this borrowing was used to retire existing obligations. This agreement contains certain covenants related to the Company's financial condition and operating results. During 1995, the Company extended the credit facility's term to 1998. In March 1996, the Company amended this agreement to adjust certain covenants beginning in the first quarter of 1996. Under the terms of the amended Credit Agreement, the Company is not permitted to
(i) incur indebtedness in excess of $25.0 million (excluding capital leases),
(ii) declare, pay, or make any dividend or distribution in any six month period which aggregate in excess of the lesser of $4.5 million or 50% of net income for the previous six months, (iii) declare or pay dividends if after giving effect to such dividends the Company's cash or cash equivalents would be less than $7.5 million or (iv) make capital expenditures in 1996 and 1997 of more than $35.0 million and $25.0 million, respectively, or in any subsequent year of more than $15.0 million. The Company must also maintain a certain quarterly net worth and net income (loss) requirements. No assurances can be given that the Company will continue to meet these revised covenants or, if necessary, obtain the required waivers. In addition, the Company amended the aircraft spare parts facility under the Credit Agreement to provide for a variable rate spare parts loan of $10.5 million. As of March 31, 1996, $1.3 million of the $8.0 million portion of the credit facility collateralized by receivables was utilized, with $2.9 million capacity currently available, and $7.0 million of the $10.5 million spare parts loan was outstanding.

  As discussed above, in September 1995 the Company entered into an agreement with a lessor to purchase a spare engine, previously under lease, for $5.5 million. The Company paid $0.5 million upon closing and signed a note for the $5.0 million balance. The note bears interest at a rate of 7.25% and is payable over a 40-month period at $69,000 a month, with the balance of $3.3 million due on January 29, 1999. In addition, the Company purchased an additional spare engine which was delivered in March 1996. The engine cost approximately $8.0 million. The Company entered into an agreement with the engine's manufacturer to finance 80% of the purchase price over a seven-year term. The Company made payments of $1.2 million and $0.4 million towards this purchase in September 1995 and January 1996, respectively.

RECENT TRENDS AND DEVELOPMENTS

  Operating Losses.  While the Company was profitable each year from 1987
  ----------------
through 1992 and in 1995, the Company sustained operating losses in 1993 and 1994 of $7.3 million and $5.2 million, respectively, and net losses of $9.0 million in each of these two years. During the first three months of 1996, World Airways sustained an operating loss of $7.5 million and a net loss of $7.9 million during its traditionally weakest quarter. While the Company expects to be profitable for the full year, there can be no assurance that the Company will be able to maintain profitability for 1996 and future years.

  Growth Opportunities.  In the scheduled charter market, the Company has
  --------------------
identified what it believes is a significant opportunity to increase revenues and profits by serving potentially profitable leisure passenger markets between the U.S. and Europe. In the scheduled charter business, the Company sells less-than-planeload blocks of seats to international tour operators and markets remaining seats through computer reservations systems. Based on the successful experience of European carriers, the Company will assume some load factor risk with the objective of capturing improved yields. In addition, because the Company will set the schedule instead of a tour operator, the Company will be able to schedule its aircraft more efficiently and increase the hourly utilization of its fleet. This strategy gives the Company more control within the charter distribution channel and a stronger commercial position in this market than it would have in the full plane-load charter business. For the 1996 leisure market season, the Company has developed schedules and is marketing capacity to tour operators with particular emphasis on the markets between the U.S. and Germany, Switzerland, Ireland, and the United Kingdom. Although the Company believes that scheduled charters may improve utilization and yields in the leisure passenger market for the reasons described above, scheduled charters do increase the Company's load factor and yield risks and the Company has no prior experience operating scheduled charters. The Company, therefore, can provide no assurances that it will be able to operate scheduled charters profitably.

  In the scheduled passenger business, the Company will consider entering only those markets that it believes (i) are well suited to the competitive advantages of the Company's long-range, wide-body aircraft, (ii) have prospects for rapid growth, and (iii) have barriers to entry. After determining that the market between New York and Tel Aviv met these criteria, the Company commenced scheduled passenger service in this market in July 1995 with three weekly round trips. In March 1996, the Company reduced its weekly frequencies from three to two until the summer peak tourist season. In addition, the Company recently received regulatory authority to provide scheduled passenger and cargo service between the United States and South Africa beginning in the second quarter of 1996. The Company is currently seeking to provide scheduled passenger and cargo service between the United States and West Africa (as a traffic stop on its South Africa route). No assurances can be given that the Company will receive this authority.

  While the Company has achieved a 71% cumulative load factor on the Tel Aviv route as of April 1996, yields have been significantly lower than expected due to price sensitive, high commission traffic originating in the New York area and the lack of a marketing relationship with a major U.S. carrier to feed the Company's New York departures. As a result of these factors, the Company has sustained substantial operating losses on this route since commencing scheduled service to Tel Aviv in July 1995. In response to these issues, the Company has taken steps to improve its yield and load factor performance. First, as discussed above, the Company reduced its weekly frequencies to Tel Aviv from three to two until this summer's peak tourist season. Second, and more importantly, the Company has formed a strategic alliance with Continental Airlines ("Continental"). This agreement with Continental includes codesharing, joint marketing, and participation in Continental's computer reservation system and OnePass frequent flyer program. The Company's international passengers will connect through Continental's Newark International Airport ("Newark") hub to major U.S. cities as well as Canada and Mexico. Continental's passengers will connect directly on the Company's international destinations including Israel, Ireland, and South Africa. In conjunction with this alliance, the Company will begin flying from Newark in June 1996. Although the Company hopes that its strategic alliance with Continental will improve financial results on the Company's scheduled passenger routes, including but not limited to the Company's Tel Aviv route, no assurances can be given that the Company will be able to operate its scheduled passenger routes profitably even with the Continental alliance.

  Maintenance.  The Company outsources major airframe maintenance and power
  -----------
plant work to several suppliers. The Company has a 10-year contract ending in August 2003 with United Technologies Corporation's Pratt & Whitney Group ("Pratt and Whitney") for all off-wing maintenance on the PW 4462 engines that power its MD-11 aircraft. Under this contract, the manufacturer agreed to provide such maintenance services at a cost not to exceed a specified rate per hour during the term of the contract. The specified rate per hour is subject to annual escalation, and increases substantially in 1998. Accordingly, while the Company believes the terms of this agreement will result in lower engine maintenance costs than it otherwise would incur during the first five years of the agreement, these costs will increase substantially during the last seven years of the agreement.

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

  Under the terms of a shareholders agreement among the Company, WorldCorp, and MHS, the Company has agreed to declare and distribute all dividends properly payable, subject to the requirements of law and general overall financial prudence. The Credit Agreement with BNY Financial Corporation (as amended through September 1995, the "Credit Agreement") contains restrictions on the Company's ability to pay dividends on the common stock. The Credit Agreement provides that the Company shall not declare, pay or make any dividends or distributions in any six-month period which aggregate in excess of the lesser of $4.5 million or 50% of the Company's net income for the previous six months and requires that the Company have a cash balance of not less than $7.5 million after giving effect to such dividend or distribution. Additionally, WorldCorp, which owns approximately 59.3% of the Company's common stock, is subject to the provisions of an indenture expiring in 2004 under which it is obligated to cause the Company not to pay dividends upon the occurrence of any events of default by WorldCorp under such indenture. Further, under the indenture terminating in 1997, WorldCorp has agreed to cause the companies not to pay dividends unless WorldCorp has a positive adjusted net worth (as defined therein). As of May 1, 1996, WorldCorp's adjusted net worth was negative and under the indenture terminating in 1997 WorldCorp is, therefore, obligated to cause World Airways not to pay dividends.

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

  The valuation allowance for deferred tax assets as of December 31, 1995 was $39.5 million. The Company's estimate of the required valuation allowance is based on a number of factors, including historical operating results. The Company generated net earnings for the year ended 1995 as compared to losses in both 1994 and 1993. If the Company generates net earnings in 1996, it is possible that a change in the estimate of the required valuation allowance will occur in the near term, and could differ materially from the amount recorded at December 31, 1995.

INFLATION

       The Company believes that inflation has not had a material effect on the Company's revenues during the past three years.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
- ----------------------------------------

(a) Exhibits


No.  Description
- ---  -----------
 1.1  Form of Underwriting Agreement to be entered into among the Company,                              Incorporated
      WorldCorp, Inc. and the Underwriters.                                                             By Reference

 3.1  Amended and Restated Certificate of Incorporation.                                                Incorporated
                                                                                                        By Reference

 3.2  Amended and Restated Bylaws.                                                                      Incorporated
                                                                                                        By Reference

 4.1  Article IV of the Company's Amended and Restated Certificate of                                   Incorporated
      Incorporation, incorporated by reference to Exhibit 3.1 filed herewith, and                       By Reference
      Section 6 of the Company's Bylaws, incorporated by reference to Exhibit
      3.2 filed herewith.

 5.1  Opinion of Hunton & Williams.                                                                     Incorporated
                                                                                                        By Reference

10.1  The Company's 1995 Stock Option Plan.                                                             Incorporated
                                                                                                        By Reference

10.2  Form of Directors' Indemnification Agreement.                                                     Incorporated
                                                                                                        By Reference

10.3  Employment Agreement between the Company and Charles W. Pollard,                                  Incorporated
      dated as of January 1, 1995.                                                                      By Reference

10.4  Amendment No. 1 to the Employment Agreement between the Company                                   Incorporated
      and Charles W. Pollard, dated as of May 31, 1995.                                                 By Reference

10.5  Stock Option Agreement between the Company and Charles W. Pollard,                                Incorporated
      dated as of January 1, 1995.                                                                      By Reference

10.6  Amendment No. 1 to the Stock Option Agreement between the Company                                 Incorporated
      and Charles W. Pollard, dated as of May 31, 1995.                                                 By Reference

10.7  Agreement between the Company and Flight Attendants represented by                                Incorporated
      International Brotherhood of Teamsters. (Filed as Exhibit 10.67 to                                By Reference
      WorldCorp, Inc.'s Form S-3 Registration Statement (Commission File No.
      91998) filed on December 10, 1987 and incorporated herein by reference.)

10.8  Office Lease--The Hallmark Building dated as of September 20, 1989                                Incorporated
      between the Company and GT Renaissance Centre Limited Partnership.                                By Reference
      (Filed as Exhibit 10.38 to WorldCorp, Inc.'s Annual Report on Form 10-K
      for the fiscal year ended December 31, 1989 and incorporated herein by reference.)

10.9  Aircraft Lease Agreement for Aircraft Serial Number 48518 dated as of                             Incorporated
      September 30, 1992 between the Company and International Lease Finance                            By Reference
      Corporation. (Filed as Exhibit 10.38 to WorldCorp, Inc.'s Annual Report
      on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference.)

10.10 Amendment No. 1 to Aircraft Lease Agreement for Aircraft Serial Number                            Incorporated
      48518 dated as of November 1992 between the Company and International                             By Reference
      Lease Finance Corporation. (Filed as Exhibit 10.68 to WorldCorp, Inc.'s
      Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.)



10.11  Amendment No. 2 to Aircraft Lease Agreement for Aircraft Serial Number                           Incorporated
       48518 dated as of March 8, 1993 between the Company and International                            By Reference
       Lease Financial Corporation. (Filed as Exhibit 10.69 to WorldCorp, Inc.'s
       Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.)

10.12  Aircraft Lease Agreement for Aircraft Serial Number 48519 dated as of                            Incorporated
       September 30, 1992 between the Company and International Lease Finance                           By Reference
       Corporation. (Filed as Exhibit 10.39 to WorldCorp, Inc.'s Annual Report
       on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference.)

10.13  Amendment No. 2 to Aircraft Lease Agreement for Aircraft Serial Number                           Incorporated
       48519 dated as of April 23, 1993 between the Company and International                           By Reference
       Lease Finance Corporation.

10.14  Amendment No. 3 to Aircraft Lease Agreement for Aircraft Serial Number                           Incorporated
       48519 dated as of April 1993 between the Company and International                               By Reference
       Lease Finance.

10.15  Aircraft Lease Agreement for Aircraft Serial Number 48437 dated as of                            Incorporated
       September 30, 1992 between the Company and International Lease Finance                           By Reference
       Corporation. (Filed as Exhibit 10.40 to WorldCorp, Inc.'s Annual Report
       on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference.)

10.16  Amendment No. 2 to Aircraft Lease Agreement for Aircraft Serial Number                           Incorporated
       48437 dated as of March 31, 1993 between the Company and International                           By Reference
       Lease Finance Corporation. (Filed as Exhibit 10.73 to WorldCorp, Inc.'s
       Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.)

10.17  Amendment No. 3 to Aircraft Lease Agreement for Aircraft Serial Number                           Incorporated
       48437 dated as of April 15, 1993 between the Company and International                           By Reference
       Lease Finance Corporation. (Filed as Exhibit 10.74 to WorldCorp, Inc.'s
       Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.)

10.18  Aircraft Lease Agreement for Aircraft Serial Number 48633 dated as of                            Incorporated
       September 30, 1992 between the Company and International Lease Finance                           By Reference
       Corporation. (Filed as Exhibit 10.41 to WorldCorp, Inc.'s Annual Report
       on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference.)

10.19  Aircraft Lease Agreement for Aircraft Serial Number 48631 dated as of                            Incorporated
       September 30, 1992 between the Company and International Lease Finance                           By Reference
       Corporation. (Filed as Exhibit 10.42 to WorldCorp, Inc.'s Annual Report
       on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference.)

10.20  Amendment No. 2 to Aircraft Lease Agreement for Aircraft Serial Number                           Incorporated
       48631 dated as of April 28, 1995 between the Company and International                           By Reference
       Lease Finance Corporation.

10.21  Aircraft Lease Agreement for Aircraft Serial Number 48632 dated as of                            Incorporated
       September 30, 1992 between the Company and International Lease Finance                           By Reference
       Corporation. (Filed as Exhibit 10.43 to WorldCorp, Inc.'s Annual Report
       on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference.)


10.22  Amendment No. 2 to Aircraft Lease Agreement for Aircraft Serial Number                           Incorporated
       48632 dated as of April 28, 1995 between the Company and International                           By Reference
       Lease Finance Corporation.

10.23  Accounts Receivable Management and Security Agreement dated as of                                Incorporated
       December 7, 1993 between the Company and BNY Financial Corporation.                              By Reference
       (Filed as Exhibit 10.46 to WorldCorp, Inc.'s Annual Report on Form 10-K
       for the fiscal year ended December 31, 1993 and incorporated herein by reference.)

10.24  Amendment (No. 1) to the Accounts Receivable Management and Security                             Incorporated
       Agreement between the Company and BNY Financial Corporation dated                                By Reference
       March 15, 1995 and effective as of January 1, 1995.

10.25  Amendment No. 2 to the Accounts Receivable Management and Security                               Incorporated
       Agreement between the Company and BNY Financial Corporation dated                                By Reference
       August 1995.

10.26  Long Term Aircraft Charter Agreement dated August 20, 1986 between the                           Incorporated
       Company and Malaysian Airline System Berhad (Filed as Exhibit 10.79 to                           By Reference
       WorldCorp's Annual Report on Form 10-K for the year ended December
       31, 1986).

10.27  Amendment dated April 10, 1991 to the Long Term Aircraft Charter                                 Incorporated
       Agreement dated August 20, 1986 between the Company and Malaysian                                By Reference
       Airline System Berhad.

10.28  Stock Purchase Agreement by and among the Company, WorldCorp, Inc.,                              Incorporated
       and Malaysian Helicopter Services Berhad dated as of October 30, 1993.                           By Reference
       (Filed as Exhibit 10.87 to WorldCorp, Inc.'s Annual Report on Form 10-K
       for the fiscal year ended December 31, 1994 and incorporated herein by reference.)

10.29  Stock Registration Rights Agreement between the Company and Malaysian                            Incorporated
       Helicopter Services Berhad dated as of October 30, 1993. (Filed as Exhibit                       By Reference
       10.88 to WorldCorp, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.)

10.30  Shareholders Agreement between Malaysian Helicopter Services Berhad,                             Incorporated
       WorldCorp, Inc. and the Company, dated as of February 3, 1994. (Filed                            By Reference
       as Exhibit 10.89 to WorldCorp, Inc.'s Annual Report on Form 10-K for
       the fiscal year ended December 31, 1994 and incorporated herein by reference.)

10.31  Amendment No. 1 to Shareholders Agreement dated as of February 28,                               Incorporated
       1994, among WorldCorp, the Company and Malaysian Helicopter Services                             By Reference
       Berhad. (Filed as Exhibit 10.90 to WorldCorp  Inc.'s Annual Report on
       Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.)

10.32  Agreement between the Company and the International Brotherhood of                               Incorporated
       Teamsters representing the Cockpit Crewmembers employed by the                                   By Reference
       Company dated August 15, 1994-June 30, 1998. (Filed as Exhibit 10.98 to
       WorldCorp, Inc.'s Annual Report on Form 10-K for the fiscal year ended
       December 31, 1994 and incorporated herein by reference.)

10.33  Aircraft Services Agreement dated September 26, 1994 by and between the                          Incorporated
       Company and Malaysian Airline System Berhad. (Filed as Exhibit 10.101                            By Reference
       to WorldCorp, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.)



10.34  Freighter Services Agreement dated October 6, 1994 by and between the                            Incorporated
       Company and Malaysian Airline System Berhad. (Filed as Exhibit 10.102                            By Reference
       to WorldCorp, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.)

10.35  Amendment No. 1 to Passenger Aircraft Services and Freighter Services                            Incorporated
       Agreement dated December 31, 1994 by and between the Company and                                 By Reference
       Malaysian Airline System Berhad. (Filed as Exhibit 10.107 to WorldCorp,
       Inc.'s Annual Report on Form 10-K for the fiscal year ended December
       31, 1994 and incorporated herein by reference.)

10.36  Amendment No. 2 to the Aircraft Services and Freighter Services                                  Incorporated
       Agreements by and between the Company and Malaysian Airline System                               By Reference
       Berhad, dated February 9, 1995.

10.37  Amendment No. 3 to the Freighter Services Agreement by and between the                           Incorporated
       Company and Malaysian Airline System Berhad dated May, 1995.                                     By Reference

10.38  1995 U.S. Air Force Contract F11626-94-D0027 dated October 1, 1994                               Incorporated
       between the Company and Air Mobility Command. (Filed as Exhibit                                  By Reference
       10.103 to WorldCorp, Inc.'s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1994 and incorporated herein by reference.)

10.39  FY1996 Contractor Team Agreement among the Company, Continental                                  Incorporated
       Airlines, Inc., Emery Worldwide Airlines, Inc., Evergreen International                          By Reference
       Airlines, Inc., Miami Air International, Inc., Northwest Airlines, Inc. and
       Rich International Airways, Inc. dated April 3, 1995.

10.40  Lease agreement for Aircraft Serial Number 48485 dated as of January 15,                         Incorporated
       1991 between the Company and First Security National Bank of Utah,                               By Reference
       N.A. (Filed as Exhibit 10.65 to WorldCorp, Inc.'s Annual Report on Form
       10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference).

10.41  Maintenance Agreement between Malaysian Airline System Berhad and the                            Incorporated
       Company dated March 1, 1995.                                                                     By Reference

10.42  Form of Master Services Agreement between the Company and                                        Incorporated
       WorldCorp, Inc.                                                                                  By Reference

10.43  1996 U.S. Air Force Contract dated October 1, 1995 between the                                   Incorporated
       Company and Air Mobility Command.                                                                By Reference

10.44  Amendment No. 3 to the Accounts Receivable Management and Security                               Incorporated
       Agreement between the Company and BNY Financial Corporation dated as                             By Reference
       of September 28, 1995.

10.45  Amendment No. 4 to the Accounts Receivable Management and Security                               Incorporated
       Agreement between the Company and BNY Financial Corporation dated as                             By Reference
       of September 28, 1995.

10.46  Form of Non-Employee Directors' Stock Option Plan.                                               Incorporated
                                                                                                        By Reference

11     Computation of earnings (loss) per share.                                                        Filed
                                                                                                        Herewith

27     Financial Data Schedule for the year ended December 31, 1995                                     Filed
                                                                                                        Herewith


(b)    Reports on Form 8-K

        None.

                                   SIGNATURES



  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    WORLD AIRWAYS, INC.



                                    By: /s/ Michael E. Savage
                                        ---------------------
                                    (Michael E. Savage)
                                    Chief Financial Officer



Date:  May 14, 1996