Form 10-Q
period 1996-06-30
WORLD AIRWAYS INC /DE/
filed 1996-08-14
CIK 949240

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549
                           -------------------------



                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
- - --------------------------------------------------------------------------------



     For the Quarter ended:  June 30, 1996   Commission File Number 0-26582



                              WORLD AIRWAYS, INC.
             (Exact name of registrant as specified in its charter)



         DELAWARE                                      94-1358276
 (State of incorporation)                (I.R.S. Employer Identification Number)

             13873 Park Center Road, Suite 490, Herndon, VA  20171
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
Yes      X        No
    ----------       ----------

The number of shares of the registrant's Common Stock outstanding on August 8, 1996 was 12,000,064.

================================================================================

                              WORLD AIRWAYS, INC.

                    JUNE 1996, QUARTERLY REPORT ON FORM 10Q

                               TABLE OF CONTENTS


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION


     Item 1. Financial Statements

             Condensed Balance Sheets, June 30, 1996 and December 31, 1995.....3

             Condensed Statements of Operations,
             Three Months Ended June 30, 1996 and 1995.........................5

             Condensed Statements of Operations,
             Six Months Ended June 30, 1996 and 1995...........................6

             Condensed Statement of Changes in Common Stockholders' Equity,
             Six months ended June 30, 1996....................................7

             Condensed Statements of Cash Flows,
             Six months ended June 30, 1996 and 1995...........................8

             Notes to Condensed Financial Statements...........................9

             Exhibit 11, Calculations of Loss Per Common Share................11

     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations........................................13


PART II - OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K................................24

ITEM 1.  FINANCIAL STATEMENTS

                              WORLD AIRWAYS, INC.
                            CONDENSED BALANCE SHEETS
                                     ASSETS
                                 (in thousands)


                                                   (unaudited)
                                                     June 30,   December 31,
                                                      1996          1995
                                                   -----------  ------------
CURRENT ASSETS
 Cash and cash equivalents, including
   restricted cash of $160 at June 30,
   1996 and $619 at December 31, 1995                $ 18,912       $ 25,271

 Restricted short-term investments                      1,029            909

 Trade accounts receivable, less allowance for
   doubtful accounts of $358 at June 30, 1996
   and $258 at December 31, 1995                       31,266         15,472

 Other receivables                                      3,647          3,314

 Prepaid expenses and other current assets              6,255          9,882

 Assets held for sale                                     700            700
                                                     --------       --------

   Total current assets                                61,809         55,548
                                                     --------       --------

ASSETS HELD FOR SALE                                    2,036          2,308

EQUIPMENT AND PROPERTY
 Flight and other equipment                            69,658         54,460
 Equipment under capital leases                        11,466         11,466
                                                     --------       --------
                                                       81,124         65,926
 Less accumulated depreciation and amortization        16,194         13,497
                                                     --------       --------

   Net equipment and property                          64,930         52,429
                                                     --------       --------

LONG-TERM OPERATING DEPOSITS                           16,188         16,157

OTHER ASSETS AND DEFERRED CHARGES                       3,365          4,253
                                                     --------       --------

TOTAL ASSETS                                         $148,328       $130,695
                                                     ========       ========

                                                                     (Continued)

                              WORLD AIRWAYS, INC.
                            CONDENSED BALANCE SHEETS
                                  (continued)
                  LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
                                 (in thousands)



                                                           (unaudited)
                                                             June 30,   December 31,
                                                              1996          1995
                                                           -----------  -------------
CURRENT LIABILITIES
 Notes payable                                               $ 11,308       $  6,764
 Current maturities of long-term obligations                    8,873          9,398
 Deferred aircraft rent                                           219            533
 Accounts payable                                              18,762         15,278
 Net liabilities of discontinued operations                    25,142             --
 Unearned revenue                                               7,137         10,417
 Air traffic liability                                             --          2,332
 Accrued maintenance in excess of reserves paid                14,459          8,919
 Accrued salaries and wages                                     9,233          8,716
 Accrued taxes                                                  2,237          1,485
 Due to affiliate                                                 734            405
 Other accrued liabilities                                        115            184
                                                             --------       --------
   Total current liabilities                                   98,219         64,431
                                                             --------       --------

LONG-TERM OBLIGATIONS                                          25,725         20,417

OTHER LIABILITIES
 Deferred gain from sale-leaseback transactions,
   net of accumulated amortization of $18,572 at
   June 30, 1996 and $18,041 at December 31, 1995               6,780          7,310
 Accrued maintenance in excess of reserves paid                 3,832          3,579
 Accrued postretirement benefits                                2,612          2,596
 Other liabilities                                              2,766          2,022
                                                             --------       --------
   Total other liabilities                                     15,990         15,507
                                                             --------       --------

TOTAL LIABILITIES                                             139,934        100,355
                                                             --------       --------

COMMON STOCKHOLDERS' EQUITY
 Common stock, $.001 par value (20,000,000 shares
   authorized, 12,000,064 shares issued and outstanding
   at June 30, 1996 and December 31, 1995)                         12             12
 Additional paid-in capital                                    42,299         42,312
 Contributed capital                                            3,000          3,000
 Accumulated deficit                                          (36,917)       (14,984)
                                                             --------       --------
   Total common stockholders' equity                            8,394         30,340
                                                             --------       --------

TOTAL LIABILITIES AND COMMON
 STOCKHOLDERS' EQUITY                                        $148,328       $130,695
                                                             ========       ========

            See accompanying Notes to Condensed Financial Statements

                              WORLD AIRWAYS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                      For the Three Months Ended June 30,
                      (in thousands except per share data)
                                  (unaudited)


                                                                1996       1995
                                                              ---------  ---------
OPERATING REVENUES
 Flight operations                                            $ 80,446    $68,939
 Flight operations subcontracted to other carriers               6,048      6,651
 Other                                                             123        188
                                                              --------    -------
   Total operating revenues                                     86,617     75,778
                                                              --------    -------

OPERATING EXPENSES
 Flight                                                         14,999     15,997
 Maintenance                                                    15,964     12,574
 Aircraft costs                                                 22,837     19,335
 Fuel                                                            2,577      2,863
 Flight operations subcontracted to other carriers               6,952      6,686
 Promotions, sales and commissions                                 704         50
 Depreciation and amortization                                   1,911      1,651
 General and administrative                                      5,402      4,141
                                                              --------    -------
   Total operating expenses                                     71,346     63,297
                                                              --------    -------

OPERATING INCOME                                                15,271     12,481
                                                              --------    -------

OTHER INCOME (EXPENSE)
 Interest expense                                                 (855)      (916)
 Interest income                                                   331        212
 Other, net                                                         27        507
                                                              --------    -------
   Total other expense                                            (497)      (197)
                                                              --------    -------

EARNINGS FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES                                            14,774     12,284

INCOME TAX EXPENSE                                                (315)      (351)
                                                              --------    -------

EARNINGS FROM CONTINUING OPERATIONS                             14,459     11,933

DISCONTINUED OPERATIONS
 Loss from discontinued operations (less applicable income
   tax benefit of $83 in 1996 and $80 in 1995)                  (7,533)      (999)
 Loss on disposal (less applicable income tax benefit
   of $232 in 1996)                                            (20,985)        --
                                                              --------    -------

NET EARNINGS (LOSS)                                           $(14,059)   $10,934
                                                              ========    =======

EARNINGS (LOSS) PER COMMON EQUIVALENT SHARE:
 Continuing operations                                           $1.20      $1.18
 Discontinued operations                                         (2.37)     (0.10)
                                                              --------    -------
 Net earnings (loss)                                            $(1.17)     $1.08
                                                              ========    =======

WEIGHTED AVERAGE COMMON AND COMMON
 EQUIVALENT SHARES OUTSTANDING                                  12,000     10,126
                                                              ========    =======

            See accompanying Notes to Condensed Financial Statements

                              WORLD AIRWAYS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                       For the Six Months Ended June 30,
                      (in thousands except per share data)
                                  (unaudited)

                                                                1996       1995
                                                              ---------  ---------
OPERATING REVENUES
 Flight operations                                            $144,829   $108,297
 Flight operations subcontracted to other carriers               6,861      7,344
 Other                                                             319        674
                                                              --------   --------
   Total operating revenues                                    152,009    116,315
                                                              --------   --------

OPERATING EXPENSES
 Flight                                                         35,315     28,893
 Maintenance                                                    30,493     20,587
 Aircraft costs                                                 41,452     32,857
 Fuel                                                            8,070      5,933
 Flight operations subcontracted to other carriers               8,013      7,353
 Promotions, sales and commissions                               1,678         69
 Depreciation and amortization                                   3,894      2,637
 General and administrative                                     11,148      8,463
                                                              --------   --------
   Total operating expenses                                    140,063    106,792
                                                              --------   --------

OPERATING INCOME                                                11,946      9,523
                                                              --------   --------

OTHER INCOME (EXPENSE)
 Interest expense                                               (1,576)    (1,793)
 Interest income                                                   652        326
 Other, net                                                         65        544
                                                              --------   --------
   Total other expense                                            (859)      (923)
                                                              --------   --------

EARNINGS FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES                                            11,087      8,600

INCOME TAX EXPENSE                                                (315)      (351)
                                                              --------   --------

EARNINGS FROM CONTINUING OPERATIONS                             10,772      8,249

DISCONTINUED OPERATIONS
 Loss from discontinued operations (less applicable income
   tax benefit of $83 in 1996 and $80 in 1995)                 (11,720)    (1,115)
 Loss on disposal (less applicable income tax
   benefit of $232 in 1996)                                    (20,985)        --
                                                              --------   --------

NET EARNINGS (LOSS)                                           $(21,933)  $  7,134
                                                              ========   ========

EARNINGS (LOSS) PER COMMON EQUIVALENT SHARE:
 Continuing operations                                           $0.90      $0.81
 Discontinued operations                                         (2.73)     (0.11)
                                                              --------   --------
 Net earnings (loss)                                            $(1.83)     $0.70
                                                              ========   ========

WEIGHTED AVERAGE COMMON AND COMMON
 EQUIVALENT SHARES OUTSTANDING                                  12,000     10,126
                                                              ========   ========

            See accompanying Notes to Condensed Financial Statements

                              WORLD AIRWAYS, INC.
                         CONDENSED STATEMENT OF CHANGES
                         IN COMMON STOCKHOLDERS' EQUITY
                     For the Six Months Ended June 30, 1996
                                 (in thousands)
                                  (unaudited)




                                                                                  Total
                                      Additional                                  Common
                              Common    Paid-in    Contributed  Accumulated   Stockholders'
                              Stock     Capital      Capital      Deficit         Equity
                              ------  -----------  -----------  ------------  --------------

BALANCE AT
  DECEMBER 31, 1995              $12     $42,312        $3,000     $(14,984)       $ 30,340

Costs relating to the sale
  of common stock in
  public offering                 --         (13)           --           --             (13)

Net loss                          --          --            --      (21,933)        (21,933)
                              ------  ----------   -----------  -----------        --------

BALANCE AT
  JUNE 30, 1996                  $12     $42,299        $3,000     $(36,917)       $  8,394
                              ======  ==========   ===========  ===========        ========

           See accompanying Notes to Condensed Financial Statements

                              WORLD AIRWAYS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                       For the Six Months Ended June 30,
                             (dollars in thousands)
                                  (unaudited)



                                                           1996       1995
                                                         ---------  ---------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         $ 25,271   $  4,054

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)                                       (21,933)     7,134
Adjustments to reconcile net loss to cash
 provided (used) by operating activities:
 Depreciation and amortization                              3,894      2,637
 Deferred gain recognition                                   (531)      (531)
 Deferred aircraft rent payments, net                          --        153
 Gain on sale of property and equipment                       (14)       (33)
 Loss on disposal of discontinued operations               20,985         --
 Other                                                         --        139
 Changes in certain assets and liabilities net of
   effects of non-cash transactions:
   Increase in accounts receivable                        (16,127)    (5,044)
   Increase in restricted short-term investments             (120)      (100)
   Decrease in deposits, prepaid expenses
     and other assets                                       1,529          6
   Increase in accounts payable, accrued
     expenses and other liabilities                         9,699      7,649
   Decrease in unearned revenue                            (3,280)      (728)
   Increase in air traffic liability                        4,878      1,370
                                                         --------   --------
 Net cash provided (used) by operating activities          (1,020)    12,652
                                                         --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to equipment and property                        (4,788)   (10,712)
Proceeds from disposals of equipment and property             322        527
                                                         --------   --------
 Net cash used by investing activities                     (4,466)   (10,185)
                                                         --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in line of credit borrowing arrangement, net       7,668      4,111
Issuance of debt                                              361      6,202
Repayment of debt                                          (8,889)   (14,187)
Borrowing from affiliate                                       --      1,800
Costs relating to sale of stock                               (13)        --
                                                         --------   --------
 Net cash used by financing activities                       (873)    (2,074)
                                                         --------   --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       (6,359)       393
                                                         --------   --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $ 18,912   $  4,447
                                                         ========   ========

            See accompanying Notes to Condensed Financial Statements

                              WORLD AIRWAYS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)


1. The condensed balance sheet of World Airways, Inc. ("World Airways" or the "Company") as of June 30, 1996, the related condensed statements of operations for the three and six month periods ended June 30, 1996 and 1995, the condensed statement of changes in common stockholders' equity for the six months ended June 30, 1996, and the condensed statements of cash flows for the six months ended June 30, 1996 and 1995 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. With the exception of an adjustment for discontinued operations, adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

     The condensed financial statements and notes are presented as required by Form 10-Q and do not contain certain information included in the Company's annual financial statements and notes. These financial statements should be read in conjunction with the financial statements and the notes included in the Company's Form 10-K for the year ended December 31, 1995.

2. In July 1996, the Company announced its decision to exit its scheduled service operations by October 1996 and focus its operations on its core business: operating aircraft under contracts with international carriers, the U.S. Government, and international tour operators. As a result, the Company's scheduled service operations have been reflected as discontinued operations in the accompanying June 30, 1996, condensed financial statements. Loss from discontinued operations (net of income tax effect) approximated $7.5 million and $11.7 million for the quarter and six months ended June 30, 1996, respectively. In addition, an estimated loss on disposal of $21.0 million (net of income tax effect) was recorded as of June 30, 1996, which includes the following: $13.6 million for estimated operating losses during the phase-out period; a $2.6 million estimated loss to be incurred in connection with sub-leasing three DC-10 aircraft which will not be utilized in the Company's operations subsequent to the phase-out of scheduled service operations; a $2.3 million writeoff of related leasehold improvements; and $2.0 million for passenger reprotection expenses. Other than the leased aircraft utilized in scheduled service operations, the Company does not have any significant assets related to its discontinued operations. The Company expects to meet all cash requirements of this phase-out period during the third and fourth quarters of 1996 and expects to satisfy these obligations with income generated from its continuing operations and financings consummated to date. Prior period results of operations have been restated to reflect scheduled service operations as discontinued operations.

3. In November 1995, the Company signed a letter of intent with the manufacturer to lease two MD-11ER aircraft to be delivered in the first quarter of 1996. The agreement was completed in March 1996. Under the agreement, the Company leased each aircraft for a term of 24 years with an option to return the aircraft after a seven year period with certain fixed termination fees. As part of the agreement, $1.2 million in deposits previously paid to the manufacturer in 1992 was applied towards these two aircraft. In addition, the Company received spare parts financing from the lessor of $9.0 million of which $3.0 million was made available with the delivery of each aircraft, and the remaining $3.0 million will be made available in December 1996. As of June 30, 1996, approximately $3.3 million had been received. Finally, the Company agreed to assume an existing lease of two additional MD-11 freighter aircraft for 20 years, beginning in 1999, in the event that the other lessee terminates its lease with the manufacturer at that time.

4. The Company purchased a spare engine which was delivered in March 1996 for approximately $8.0 million. The Company entered into an agreement with the engine's manufacturer to finance 80% of the purchase price over a seven-year term. The Company made payments of $1.2 million and $0.4 million towards this purchase in September 1995 and January 1996, respectively.

5. Effective June 30, 1996, the Company amended its Credit Agreement with BNY Financial Corporation ("BNY") to include the following: a $10.5 million spare parts loan (of which $5.6 million was outstanding at June 30, 1996), an $8.0 million revolving line of credit, and a new $5.0 million term loan. The $5.0 million was received in August 1996. This amended Credit Agreement, which expires in 1999, is collateralized by certain receivables, inventory, and equipment. As of June 30, 1996, the revolving line of credit was fully utilized.

6. For a discussion of commitments and contingencies see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Matters".

7. On January 1, 1996, the Company adopted Financial Accounting Standards Board Statements of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of ("Statement 121") and No. 123, Accounting for Stock-based Compensation ("Statement 123"). Statement 121 requires that the Company review its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. To the extent that the future undiscounted net cash flows expected to be generated from an asset are less than the carrying amount of the asset, an impairment loss will be recognized based on the difference between the asset's carrying amount and its fair market value. The adoption of Statement 121 had no impact on the accompanying financial statements.

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

                                                                      EXHIBIT 11
                                                                          1 of 2


                              WORLD AIRWAYS, INC.
                CALCULATIONS OF EARNINGS (LOSS) PER COMMON SHARE
                      For the Three Months Ended June 30,
                        (in thousands except share data)
                                  (Unaudited)




                                                      1996          1995
                                                  ------------  ------------
Earnings from continuing operations
  applicable to common stock                      $    14,459   $    11,933

Discontinued operations                               (28,518)         (999)
                                                  -----------   -----------

Net earnings (loss) applicable to common stock    $   (14,059)  $    10,934
                                                  ===========   ===========


Weighted average common shares outstanding         12,000,064    10,000,064

Weighted average options and warrants treated
  as common stock equivalents                              --       126,390
                                                  -----------   -----------

Primary and fully diluted number of shares         12,000,064    10,126,454
                                                  ===========   ===========


EARNINGS (LOSS) PER COMMON EQUIVALENT SHARE:
  Continuing operations                           $      1.20   $      1.18
  Discontinued operations                               (2.37)        (0.10)
                                                  -----------   -----------
  Net earnings (loss)                             $     (1.17)  $      1.08
                                                  ===========   ===========


                                                                      EXHIBIT 11
                                                                          2 of 2


                              WORLD AIRWAYS, INC.
                CALCULATIONS OF EARNINGS (LOSS) PER COMMON SHARE
                       For the Six Months Ended June 30,
                        (in thousands except share data)
                                  (Unaudited)



                                                      1996          1995
                                                  ------------  ------------

Earnings from continuing operations
  applicable to common stock                      $    10,772   $     8,249

Discontinued operations                               (32,705)       (1,115)
                                                  -----------   -----------

Net earnings (loss) applicable to common stock    $   (21,933)  $     7,134
                                                  ===========   ===========


Weighted average common shares outstanding         12,000,064    10,000,064

Weighted average options and warrants treated
  as common stock equivalents                              --       126,390
                                                  -----------   -----------

Primary and fully diluted number of shares         12,000,064    10,126,454
                                                  ===========   ===========


EARNINGS (LOSS) PER COMMON EQUIVALENT SHARE:

  Continuing operations                           $      0.90   $      0.81
  Discontinued operations                               (2.73)        (0.11)
                                                  -----------   -----------
  Net earnings (loss)                             $     (1.83)  $      0.70
                                                  ===========   ===========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
- - --------------------------------------------------------------------------------
         OF OPERATIONS
         -------------

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

    The managements of WorldCorp and World Airways are currently exploring ways to maximize value for the shareholders of each company. In addition to employee initiatives, WorldCorp is evaluating the feasibility of a spinoff of its interest in World Airways or a disposition to a third party. There can be no assurances, however, that any such transactions will ultimately be consummated.

    The Private Securities Litigation Reform Act of 1995 (the "Act") was recently passed by Congress. The Company desires to take advantage of the new "safe harbor" provisions of the Act. Therefore, this report contains forward looking statements that are subject to risks and uncertainties, including, but not limited to, the continued performance of the Company's Tel Aviv and Johannesburg routes through the withdrawal dates, the continued performance of the Company's scheduled charter programs through the 1996 summer season, the reliance on key strategic alliances, fluctuations in operating results and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission, including risk factors disclosed in the Company's Form 10-K for the fiscal year ended December 31, 1995. These risks could cause the Company's actual results for 1996 and beyond to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company.

OVERVIEW

General

    The Company earns revenue primarily in three distinct markets within the air transportation industry: passenger and cargo services to major international air carriers; passenger and cargo services, on a fixed and ad hoc basis, to the U.S. Government; and international tour operators in leisure passenger markets. In July 1996, the Company announced its decision to exit its scheduled service operations by October 1996 (see Recent Trends and Developments - Discontinuation of Scheduled Service Operations). The remainder of this overview relates to the Company's continuing operations.

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

Customers

    The Company's business relies heavily on its contracts with Malaysian Airline System Berhad ("Malaysian Airlines"), P.T. Garuda Indonesia ("Garuda") and the U.S. Air Force's Air Mobility Command ("AMC"). These customers provided approximately 39%, 10%, and 20%, respectively, of the Company's revenues and 46%, 10%, and 13%, respectively, of the total block hours during 1995. For the first six months of 1996, these customers provided approximately 35%, 23%, and 17%, respectively, of the Company's revenues and 43%, 25%, and 11%, respectively, of total block hours.

    World Airways has provided service to Malaysian Airlines since 1981, providing wet lease services for Malaysian Airlines' scheduled passenger and cargo operations as well as transporting passengers for the annual Hadj pilgrimage. In 1996, World Airways provided three aircraft for Hadj operations. The current five-year Hadj contract with Malaysian Airlines expired after the 1996 Hadj. The Company is currently in negotiations with Malaysian Airlines regarding future Hadj operations.

    As a means of improving aircraft utilization, the Company entered into a series of multi-year contracts, with expiration dates running from 1997 through 2000, to provide basic services to Malaysian Airlines. One contract provides for the Company's operation of three MD-11 freighter aircraft for a five-year period for a combined guaranteed minimum of 1,200 hours per month (except when an aircraft is in scheduled maintenance). The lease for one of the aircraft commenced in June 1994, and the leases for the other two aircraft commenced in June and July 1995. A second contract provides for each of two of the Company's MD-11 passenger aircraft to operate a guaranteed minimum of 320 hours per month from October 1994 through March 1997. For 1995 and the first six months of 1996, 29% and 25%, respectively, of the Company's revenues and 37% and 36%, respectively, of the Company's block hours flown resulted from these multi-year contracts with Malaysian Airlines.

    The Company has provided international air transportation to the U.S. Air Force since 1956. As compensation for pledges of aircraft to the Civil Reserve Air Fleet ("CRAF") for use in times of national emergency, the U.S. Air Force awards contracts to CRAF participants for peacetime transportation of personnel and cargo. The U.S. Air Force awards contracts to air carriers acting alone or through teaming arrangements in proportion to the number and type of aircraft that the carriers make available to CRAF. As a result of the Company's increasingly effective use of teaming arrangements, the Company's fixed awards have grown in recent years and the Company has the largest U.S. Air Force fixed award under the CRAF program for the U.S. Government's 1995-96 fiscal year. The current annual contract commenced on October 1, 1995 and expires on September 30, 1996. These contracts provide for a fixed level of scheduled business from the U.S. Air Force with opportunities for additional short-term expansion business on an ad hoc basis as needs arise. The Company's fixed award for the current contract is $55.4 million compared to the $33.9 million fixed award for the prior contract. For the contract year commencing October 1, 1996, the Company recently received its fixed award totaling $54.6 million. Due to the utilization of a significant number of the Company's aircraft under multi-year contracts and other contractual commitments, it is unlikely that the Company will be able to accept all of the available expansion business. Although overall Defense Department spending is being reduced, the level of U.S. Air Force contract awards has remained relatively constant in recent years. World Airways, however, cannot determine how future cuts in military spending may affect future operations with the U.S. Air Force.

    World Airways has provided wet lease services to Garuda since 1973 (operating under an annual Hadj contract since 1988). The Company operated seven aircraft in the 1996 Garuda Hadj.

    In addition to these customers, the Company recently entered into an agreement with Philippine Airlines, Inc. ("Philippine Airlines") to provide four MD-11 aircraft under year-round wet lease contracts. The first two aircraft began flying for Philippine Airlines in June and July 1996, with the remaining two aircraft scheduled to commence operations in October 1996. Under the agreement, each aircraft will operate for an 18-month term. In addition, Philippine Airlines has an option for the Company to operate a DC10-30 cargo aircraft beginning late in 1996.

    As a result of these and other contracts, the Company had an overall contract backlog at June 30, 1996 of $532.6 million. The Company's backlog for each contract is determined by multiplying the minimum number of block hours guaranteed under the applicable contract by the specified hourly rate under such contract. Approximately 52% of the backlog (including a majority of the backlog beginning in 1997) relates to the multi-year contracts with Malaysian Airlines. The loss of any of these contracts or a substantial reduction in business from any of these key customers, if not replaced, would have a material adverse effect on the Company's financial condition and results of operations.

Seasonality

    Historically, the Company's business has been significantly affected by seasonal factors. During the first quarter, the Company typically experiences lower levels of utilization and yields as demand for passenger and cargo services is lower relative to other times of the year. The Company experiences higher levels of utilization in the second quarter, principally due to peak demand for commercial passenger services associated with the annual Hadj pilgrimage. During 1996, the Company's flight operations associated with the Hadj pilgrimage occurred from March 22 to June 1. Because the Hadj occurs approximately 10 to 12 days earlier each year, revenues resulting from future Hadj contracts will begin to shift from the second quarter to the first quarter over the next several years. Fourth quarter utilization depends primarily on the demand for air cargo services in connection with the shipment of merchandise in advance of the U.S. holiday season.

    As discussed above, the Company announced its decision to exit scheduled service operations by October 1996 to focus on its core business: operating aircraft under contracts with international carriers, the U.S. Government, and international tour operators. The Company believes that its year-round contracts with Malaysian Airlines, Philippine Airlines, and the U.S. Air Force should lessen the effect of these seasonal factors.

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

    The air transportation industry in general is affected by the price and availability of aviation fuel. Both the cost and availability of aviation fuel are subject to many economic and political factors and events occurring throughout the world and remain subject to the various unpredictable economic and market factors that affect the supply of all petroleum products. Fluctuations in the price of fuel has not had a significant impact on the Company's operations in recent years. The Company's exposure to fuel risk is limited because (i) under the terms of the Company's basic contracts, the customer is responsible for providing fuel, (ii) under the terms of its full service contracts with the U.S. Government, the Company is reimbursed for the cost of fuel it provides, and (iii) under the Company's charter contracts, the Company is reimbursed for fuel price increases in excess of 5% of the price agreed upon in the contract, subject to a 10% cap. However, a substantial increase in the price or the unavailability of aviation fuel could have a material adverse effect on the air transportation industry in general and the financial condition and results of operations of the Company, in particular.

RESULTS OF OPERATIONS

    In July 1996, the Company announced its decision to exit its scheduled service operations by October 1996 resulting in a loss of approximately $28.5 million (net of income tax effect) which was recognized in the second quarter of 1996 (see Recent Trends and Developments - Discontinuation of Scheduled Service Operations). Prior period results of operations have been restated to reflect the scheduled service operations as discontinued operations.

Three Months Ended June 30, 1996 Compared to Three Months Ended June 30, 1995

    Total block hours increased 3,594 hours, or 35%, to 13,907 hours in the second quarter of 1996 from 10,313 hours in the comparable 1995 period, with an average of 14.9 available aircraft per day in 1996 compared to 11.1 in 1995. Average daily utilization (block hours flown per day per aircraft) was
10.2 hours in each period. In the second quarter of 1996, basic contracts accounted for 80% of total block hours, down from 86% in 1995 as a result of scheduled service operations.

Continuing Operations
- - ---------------------

    Block hours from continuing operations increased 1,859 hours, or 18%, to 12,172 hours in the second quarter of 1996 from 10,313 hours in the comparable 1995 period.

    Operating Revenues. Revenues from flight operations increased $11.5 million,
    ------------------
or 17%, to $80.4 million in the second quarter of 1996 from $68.9 million in 1995. This increase was primarily attributable to an increase in revenues generated from the multi-year contracts with Malaysian Airlines. In addition, the Company realized an increase in revenues generated from its 1996 Hadj operations and services to certain international carriers. These increases were partially offset by a decrease in cargo revenue primarily due to downtime associated with the scheduled maintenance of one aircraft in the second quarter of 1996.

    Operating Expenses.  Total operating expenses increased $8.0 million, or
    ------------------
13%, in the second quarter of 1996 to $71.3 million from $63.3 million in 1995.

    Flight operations expenses include all expenses related directly to the operation of the aircraft other than aircraft cost, fuel and maintenance. Also included are expenses related to flight dispatch and flight operations administration. Despite increased crew costs associated with the increase in block hours flown, flight operations expenses decreased $1.0 million, or 6%, in 1996 to $15.0 million from $16.0 million in 1995. In 1995, the Company accrued profit sharing expenses as a result of earnings experienced during that period. No such accrual is necessary in 1996 as a result of anticipated losses from the discontinuation of scheduled service operations. In addition, the Company reversed its estimated profit sharing expense which had been recorded in the first quarter of 1996.

    Maintenance expenses increased $3.4 million, or 27%, in 1996 to $16.0 million from $12.6 million in 1995. This increase resulted primarily from the integration of additional aircraft into the fleet and a corresponding increase in block hours flown.

    Aircraft costs increased $3.5 million, or 18%, in 1996 to $22.8 million from $19.3 million in 1995. This increase was primarily due to the lease of two MD-11ER aircraft in the first quarter of 1996 and the lease of incremental DC10-30 aircraft which began in the fourth quarter of 1995 and the first quarter of 1996, partially offset by the return of two DC10-30 aircraft to the lessor in the third quarter of 1995.

    Fuel expenses decreased $0.3 million, or 10%, in 1996 to $2.6 million from $2.9 million in 1995. This decrease is due primarily from a decrease in full service block hours partially offset by a slight increase in price per gallon.

    Promotions, sales and commissions were $0.7 million in the second quarter of 1996 compared to a relatively insignificant amount in 1995. This increase resulted primarily from an increase in teaming arrangement commissions associated with the larger fixed-award contract received from the U.S. Air Force beginning October 1995.

    Depreciation and amortization increased $0.2 million, or 12%, in 1996 to $1.9 million from $1.7 million in 1995. This increase resulted primarily from an increase in spare parts required to support the additional MD-11 aircraft and incremental DC10-30 aircraft described above as well as the amortization of certain aircraft integration costs and other deferred costs.

    General and administrative expenses increased $1.3 million, or 32%, in 1996 to $5.4 million from $4.1 million in 1995. This increase was primarily due to the hiring of additional administrative personnel and an increase in certain legal and professional fees.

Discontinued Operations
- - -----------------------

    In July 1996, the Company announced its decision to exit its scheduled service operations by October 1996 and focus its operations on its core business: operating aircraft under contracts with international carriers, the U.S. Government, and international tour operators. As a result, the Company's scheduled service operations have been reflected as discontinued operations in the accompanying June 30, 1996, condensed financial statements. Loss from discontinued operations (net of income tax effect) approximated $7.5 million for the quarter ended June 30, 1996. In addition, an estimated loss on disposal of $21.0 million (net of income tax effect) was recorded as of June 30, 1996, which includes the following: $13.6 million for estimated operating losses during the phase-out period; a $2.6 million estimated loss to be incurred in connection with sub-leasing three DC-10 aircraft which will not be utilized in the Company's operations subsequent to the phase-out of scheduled service operations; a $2.3 million writeoff of related leasehold improvements; and $2.0 million for passenger reprotection expenses. Other than the leased aircraft utilized in scheduled service operations, the Company does not have any significant assets related to its discontinued operations. The Company expects to meet all cash requirements of this phase-out period during the third and fourth quarters of 1996 and expects to satisfy these obligations with income generated from its continuing operations and financings consummated to date. Prior period results of operations have been restated to reflect scheduled service operations as discontinued operations.

Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995

    Total block hours increased 7,316 hours, or 42%, to 24,541 hours in the first six months of 1996 from 17,225 hours in the comparable 1995 period, with an average of 13.3 available aircraft per day in 1996 compared to 9.7 in 1995. Average daily utilization (block hours flown per day per aircraft) increased to
10.2 hours in 1996 from 9.8 hours in 1995. In the first six months of 1996, basic contracts accounted for 74% of total block hours, down from 82% in 1995 as a result of increased scheduled service operations.

Continuing Operations
- - ---------------------

    Block hours from continuing operations increased 4,782 hours, or 28%, to 22,007 hours in the first six months of 1996 from 17,225 hours in the comparable 1995 period.

    Operating Revenues. Revenues from flight operations increased $36.5 million,
    ------------------
or 34%, to $144.8 million in the first six months of 1996 from $108.3 million in 1995. This increase was primarily attributable to an increase in military flying and an increase in revenues generated from the multi-year contracts with Malaysian Airlines. In addition, the Company realized an increase in revenues generated from its 1996 Hadj operations and services to certain international carriers.

    Operating Expenses. Total operating expenses increased $33.3 million,
    ------------------
or 31%, in the first six months of 1996 to $140.1 million from $106.8 million in 1995.

    Flight operations expenses include all expenses related directly to the operation of the aircraft other than aircraft cost, fuel and maintenance. Also included are expenses related to flight dispatch and flight operations administration. Flight operations expenses increased $6.4 million, or 22%, in 1996 to $35.3 million from $28.9 million in 1995. This increase resulted primarily from an increase in block hours flown and higher crew costs and up-front training expenses in connection with the integration of additional aircraft into the fleet after June 30, 1995. These increases were partially offset by a decrease in accrued profit sharing expenses. In 1995, the Company accrued profit sharing expenses as a result of earnings experienced during that period. No such accrual is necessary in 1996 as a result of anticipated losses from the discontinuation of scheduled service operations.

    Maintenance expenses increased $9.9 million, or 48%, in 1996 to $30.5 million from $20.6 million in 1995. This increase resulted primarily from the integration of additional aircraft into the fleet and a corresponding increase in block hours flown.

    Aircraft costs increased $8.6 million, or 26%, in 1996 to $41.5 million from $32.9 million in 1995. This increase was primarily due to the lease of two MD-11ER aircraft in the first quarter of 1996 and the lease of incremental DC10-30 aircraft which began in the second and fourth quarters of 1995 and the first quarter of 1996, partially offset by the return of two DC10-30 aircraft to the lessor in the third quarter of 1995.

    Fuel expenses increased $2.2 million, or 37%, in 1996 to $8.1 million from $5.9 million in 1995. This increase is due primarily to an increase in fuel utilized in connection with its military operations.

    Promotions, sales and commissions were $1.7 million in the first six months of 1996 compared to a relatively insignificant amount in 1995. This increase resulted primarily from an increase in teaming arrangement commissions associated with the larger fixed-award contract received from the U.S. Air Force beginning October 1995.

    Depreciation and amortization increased $1.3 million, or 50%, in 1996 to $3.9 million from $2.6 million in 1995. This increase resulted primarily from an increase in spare parts required to support the additional MD-11 aircraft and incremental DC10-30 aircraft described above as well as the amortization of certain aircraft integration costs and other deferred costs.

    General and administrative expenses increased $2.6 million, or 31%, in 1996 to $11.1 million from $8.5 million in 1995. This increase was primarily due to the hiring of additional administrative personnel necessary to support the growth in the Company's core business and an increase in certain legal and professional fees.

Discontinued Operations
- - -----------------------

    In July 1996, the Company announced its decision to exit its scheduled service operations by October 1996 and focus its operations on its core business: operating aircraft under contracts with international carriers, the U.S. Government, and international tour operators. As a result, the Company's scheduled service operations have been reflected as discontinued operations in the accompanying June 30, 1996, condensed financial statements. Loss from discontinued operations (net of income tax effect) approximated $11.7 million for the six months ended June 30, 1996. In addition, an estimated loss on disposal of $21.0 million (net of income tax effect) was recorded as of June 30, 1996, which includes the following: $13.6 million for estimated operating losses during the phase-out period; a $2.6 million estimated loss to be incurred in connection with sub-leasing three DC-10 aircraft which will not be utilized in the Company's operations subsequent to the phase-out of scheduled service operations; a $2.3 million writeoff of related leasehold improvements; and $2.0 million for passenger reprotection expenses. Other than the leased aircraft utilized in scheduled service operations, the Company does not have any significant assets related to its discontinued operations. The Company expects to meet all cash requirements of this phase-out period during the third and fourth quarters of 1996 and expects to satisfy these obligations with income generated from its continuing operations and financings consummated to date. Prior period results of operations have been restated to reflect scheduled service operations as discontinued operations.

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

    The Company's cash and cash equivalents at June 30, 1996 and December 31, 1995 were $18.9 million and $25.3 million, respectively. At June 30, 1996 the Company's current assets were $61.8 million and current liabilities were $98.2 million. The Company believes that the combination of the financings consummated to date, income from continuing operations and the additional financings described below will be sufficient to allow the Company to meet its cash requirements related to the phase-out of its discontinued operations and the operating and capital requirements for its continuing operations for at least the next twelve months.

Cash Flows from Operating Activities

    Operating activities used $1.0 million in cash for the six months ended June 30, 1996 compared to providing $12.7 million of cash in the comparable period in 1995. This decrease in cash in 1996 resulted primarily from an increase in losses from discontinued operations and an increase in accounts receivable, partially offset by an increase in accounts payable, accrued expenses, and other liabilities.

Cash Flows from Investing Activities

    Investing activities used $4.5 million in cash for the quarter ended June 30, 1996, compared to $10.2 million in the comparable period in 1995. In the second quarter of 1996, cash was used primarily for the purchase of rotable spare parts required for the integration of two MD-11 aircraft and incremental DC-10 aircraft and leasehold improvements required on one of the DC-10 aircraft obtained in late 1995.

Cash Flows from Financing Activities

    Financing activities used $0.9 million in cash for the quarter ended June 30, 1996 compared to using $2.1 million in the comparable period in 1995. This decrease in cash resulted primarily from a decrease in repayments of the Company's net borrowings in 1996.

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

    World Airways maintains six long-term DC10-30 aircraft leases with terms expiring in 1998, 2003, and two each in 1997 and 1999. As a result of the Company's decision to discontinue scheduled service operations, the Company is actively seeking to sublease three of its DC-10 aircraft to other carriers.

    As of June 30, 1996, annual minimum payments required under the Company's aircraft and lease obligations totaled $46.8 million for the remainder of 1996, including the two MD-11ER aircraft and the two DC10-30 aircraft leased in March 1996.

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

    As discussed above, the Company signed an agreement for the lease of two MD-11ER aircraft beginning in the first quarter of 1996 to provide additional capacity for growth opportunities. As part of the agreement for the MD-11 aircraft, the Company received spare parts financing from the lessor of $9.0 million of which $3.0 million was made available with the delivery of each aircraft, and the remaining $3.0 million will be made available in December 1996. As of June 30, 1996, approximately $3.3 million had been received. In January 1996, the Company agreed to purchase an additional engine and received a commitment from the engine manufacturer to finance 85% of its purchase price over a seven-year term with an interest rate to be fixed at the time of delivery.

    The Company's fixed assets increased approximately $15.2 million during 1996. The majority of this amount relates to assets which were financed. The Company anticipates that its total capital expenditures in 1996, which include the two spare engines, will approximate $28.0 million. As discussed above, the Company will receive approximately $22.6 million in financing, of which $6.5 million was received during the first six months of 1996. The remaining balance will be funded from its operating cash flow and available cash balances. In March 1996, the Credit Agreement was amended to increase the limit on capital expenditures by the Company to no more than $35.0 million and $25.0 million in 1996 and 1997, respectively.

    As of June 30, 1996, the Company held approximately $2.7 million (at book value) of aircraft spare parts currently available for sale.

Financing Developments

    In October 1995, the Company completed an initial public offering pursuant to which World Airways and WorldCorp received approximately $22.8 million and $10.2 million in net proceeds, respectively. World Airways used its proceeds to increase cash reserves.

    Effective June 30, 1996, the Company amended its Credit Agreement with BNY Financial Corporation ("BNY") to include the following: a $10.5 million spare parts loan (of which $5.6 million was outstanding at June 30, 1996), a $8.0 million revolving line of credit, and a new $5.0 million term loan. The $5.0 million was received in August 1996. This amended Credit Agreement, which expires in 1999, is collateralized by certain receivables, inventory, and equipment. As of June 30, 1996, the revolving line of credit was fully utilized.

    Under the terms of the amended Credit Agreement, the Company is not permitted to (i) incur indebtedness in excess of $25.0 million (excluding capital leases), (ii) declare, pay, or make any dividend or distribution in any six month period which aggregate in excess of the lesser of $4.5 million or 50% of net income for the previous six months, (iii) declare or pay dividends if after giving effect to such dividends the Company's cash or cash equivalents would be less than $7.5 million or (iv) make capital expenditures in 1996 and 1997 of more than $35.0 million and $25.0 million, respectively, or in any subsequent year of more than $15.0 million. The Company must also maintain a certain quarterly net worth and net income (loss) requirements. As of June 30, 1996, the Company was in compliance with these amended covenants. No assurances can be given, however, that the Company will continue to meet these covenants or, if necessary, obtain the required waivers.

    In September 1995 the Company entered into an agreement with a lessor to purchase a spare engine, previously under lease, for $5.5 million. The Company paid $0.5 million upon closing and signed a note for the $5.0 million balance. The note bears interest at a rate of 7.25% and is payable over a 40-month period at $69,000 a month, with the balance of $3.3 million due on January 29, 1999. In addition, the Company purchased an additional spare engine which was delivered in March 1996. The engine cost approximately $8.0 million. The Company entered into an agreement with the engine's manufacturer to finance 80% of the purchase price over a seven-year term. The Company made payments of $1.2 million and $0.4 million towards this purchase in September 1995 and January 1996, respectively. In January 1996, the Company agreed to purchase an additional engine and received a commitment from the engine manufacturer to finance 85% if its purchase price over a seven-year term with an interest rate to be fixed at the time of delivery.

RECENT TRENDS AND DEVELOPMENTS

    Operating Losses.  While the Company was profitable each year from 1987
    ----------------
through 1992 and in 1995, the Company sustained operating losses in 1993 and 1994 of $7.3 million and $5.2 million, respectively, and net losses of $9.0 million in each of these two years. During the first six months of 1996, the Company reported a net loss of $21.9 million, which resulted from operating losses incurred in the Company's scheduled service operations and the related estimated loss on disposal. Earnings from continuing operations were $10.8 million for the first six months ended June 30, 1996. While the Company expects its continuing operations to remain profitable, there can be no assurance that the Company will be able to maintain this profitability for the remainder of 1996 and future years.

    Discontinuation of Scheduled Service Operations.  In May 1996, the Company
    -----------------------------------------------
commenced scheduled charter operations between the United States and Germany, Switzerland, Ireland, and the United Kingdom. For its scheduled service operations, the Company commenced service between Tel Aviv and New York in July 1995 and commenced service between the U.S. and South Africa in June 1996. However, the Company was unable to operate these markets profitably.

    Based on disappointing results from these operations and a decision to refocus the Company's strategic direction on its core business, the Company announced in July 1996 its decision to exit its scheduled service operations by October 1996. This decision resulted in a loss of approximately $28.5 million (net of income tax effect) which was recognized in the second quarter of 1996. This amount includes an operating loss of approximately $7.5 million relating to second quarter operations and a $21.0 million charge (net of income tax effect) which includes the following: estimated operating losses during the phase-out period; lease costs on unutilized aircraft; passenger reprotection expenses; and the writeoff of certain leasehold improvements. As a result of this decision, the Company will reduce its fixed overhead costs, primarily through the elimination of costs related to discontinued operations. The Company expects to meet all cash requirements of this phase-out period during the third and fourth quarters of 1996 and expects to satisfy these obligations with income generated from its continuing operations and financings consummated to date.

    As indicated above, the Company has shifted its strategic direction and will focus its energies on its core business: operating aircraft under contracts with international carriers, the U.S. government, and international tour operators. From these continuing operations, the Company reported $10.8 million in earnings for the six months ended June 30, 1996. While the Company maintains a contract backlog of $532.6 million as of that date and expects that its core business will remain profitable, no assurances can be given that the Company will be able to maintain profitability within its continuing operations.

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

Employees

    The Company's cockpit crew members, who are represented by the International Brotherhood of Teamsters (the "Teamsters"), are subject to a four-year collective bargaining agreement that will become amendable in July 1998.

    The Company's flight attendants are also represented by the Teamsters under a collective bargaining agreement that became amendable in 1992. The parties exchanged their opening contract proposals in 1992. In June 1996, the Company signed a new four year labor agreement with the Teamsters which provides for pay increases for the flight attendants and work rule flexibility and lengthened duty time rules for the Company. The agreement is currently awaiting ratification by the flight attendants. No assurance can be given, however, that the flight attendants will ratify the agreement. In the event that the agreement is not ratified, the inability to reach an agreement upon terms favorable to the Company could have a material adverse effect on the Company. The Company's flight attendants continue to challenge the use of foreign flight attendant crews on the Company's flights for Malaysian Airlines and Garuda Indonesia which has historically been the Company's operating procedure. The Company is contractually obligated to permit its Southeast Asian customers to deploy their own flight attendants. While the Company intends to contest this matter vigorously in an upcoming arbitration, an unfavorable ruling for the Company could have a material adverse effect on the Company.

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

    Under the terms of a shareholders agreement among the Company, WorldCorp, and MHS, the Company has agreed to declare and distribute all dividends properly payable, subject to the requirements of law and general overall financial prudence. The Credit Agreement with BNY Financial Corporation (as amended through September 1995, the "Credit Agreement") contains restrictions on the Company's ability to pay dividends on the common stock. The Credit Agreement provides that the Company shall not declare, pay or make any dividends or distributions in any six-month period which aggregate in excess of the lesser of $4.5 million or 50% of the Company's net income for the previous six months and requires that the Company have a cash balance of not less than $7.5 million after giving effect to such dividend or distribution. Additionally, WorldCorp, which owns approximately 59.3% of the Company's common stock, is subject to the provisions of an indenture expiring in 2004 under which it is obligated to cause the Company not to pay dividends upon the occurrence of any events of default by WorldCorp under such indenture. Further, under the indenture terminating in 1997, WorldCorp has agreed to cause World Airways not to pay dividends unless WorldCorp has a positive adjusted net worth (as defined therein). As of August 1, 1996, WorldCorp's adjusted net worth was negative and under the indenture terminating in 1997 WorldCorp is, therefore, obligated to cause World Airways not to pay dividends.

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

    The valuation allowance for deferred tax assets as of December 31, 1995 was $39.5 million. The Company's estimate of the required valuation allowance is based on a number of factors, including historical operating results. The Company generated net earnings for the year ended 1995 as compared to losses in both 1994 and 1993. The Company will continue to assess the appropriateness of the valuation allowance based on future operations.

Inflation

    The Company believes that inflation has not had a material effect on the Company's revenues during the past three years.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
- - ----------------------------------------

(a) Exhibits

No.      Description
- - ---      -----------
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

10.46    Form of Non-Employee Directors' Stock Option Plan.                                    Incorporated
                                                                                               By Reference

11       Computation of earnings (loss) per share.                                             Filed
                                                                                               Herewith

27       Financial Data Schedule for the quarter ended June 30, 1996                           Filed
                                                                                               Herewith

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



Date:  August 14, 1996