Form 10-Q
period 1996-09-30
WORLD AIRWAYS INC /DE/
filed 1996-11-14
CIK 949240

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549
                           _________________________



                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
               ________________________________________________



  For the Quarter ended:  SEPTEMBER 30, 1996   Commission File Number 0-26582



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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes      X         No __________
      ----------

The number of shares of the registrant's Common Stock outstanding on November 8, 1996 was 11,298,064.


================================================================================

                              WORLD AIRWAYS, INC.

                 SEPTEMBER 1996, QUARTERLY REPORT ON FORM 10Q

                               TABLE OF CONTENTS

                                                                                                        Page
                                                                                                        ----
PART I - FINANCIAL INFORMATION


       Item 1.  Financial Statements
                Condensed Balance Sheets, September 30, 1996 and December 31, 1995...................... 3

                Condensed Statements of Operations,
                Three Months Ended September 30, 1996 and 1995.......................................... 5

                Condensed Statements of Operations,
                Nine Months Ended September 30, 1996 and 1995........................................... 6

                Condensed Statement of Changes in Common Stockholders' Equity,
                Nine months ended September 30, 1996.................................................... 7

                Condensed Statements of Cash Flows,
                Nine months ended September 30, 1996 and 1995........................................... 8

                Notes to Condensed Financial Statements................................................. 9

                Exhibit 11, Calculations of Earnings (Loss) Per Common Share............................11


       Item 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations...............................................................13



PART II - OTHER INFORMATION

       Item 6.  Exhibits and Reports on Form 8-K........................................................25

ITEM 1.  FINANCIAL STATEMENTS

                              WORLD AIRWAYS, INC.
                           CONDENSED BALANCE SHEETS
                                    ASSETS
                                (IN THOUSANDS)

                                                      (unaudited)
                                                     September 30,  December 31,
                                                          1996          1995
                                                     -------------- -----------
CURRENT ASSETS
 Cash and cash equivalents, including
  restricted cash of $160 at September 30,
  1996 and $619 at December 31, 1995                      $ 11,093    $ 25,271

 Restricted short-term investments                             564         909

 Trade accounts receivable, less allowance for
  doubtful accounts of $358 at September 30, 1996
  and $258 at December 31, 1995                             22,789      15,472

 Other receivables                                           3,265       3,314

 Prepaid expenses and other current assets                   4,844       9,882

 Assets held for sale                                          700         700
                                                          --------    --------

  Total current assets                                      43,255      55,548
                                                          --------    --------

ASSETS HELD FOR SALE                                         2,048       2,308

EQUIPMENT AND PROPERTY
 Flight and other equipment                                 73,295      54,460
 Equipment under capital leases                             11,466      11,466
                                                          --------    --------
                                                            84,761      65,926
 Less accumulated depreciation and amortization             17,713      13,497
                                                          --------    --------

  Net equipment and property                                67,048      52,429
                                                          --------    --------

LONG-TERM OPERATING DEPOSITS                                16,161      16,157

OTHER ASSETS AND DEFERRED CHARGES                            3,014       4,253
                                                          --------    --------

TOTAL ASSETS                                              $131,526    $130,695
                                                          ========    ========

                                                                   (Continued)

                              WORLD AIRWAYS, INC.
                           CONDENSED BALANCE SHEETS
                                  (CONTINUED)
                  LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
                                (IN THOUSANDS)

                                                              (unaudited)
                                                           September 30,        December 31,
                                                                1996                1995
                                                           --------------       -------------
CURRENT LIABILITIES
   Notes payable                                           $       4,241        $      6,764
   Current maturities of long-term obligations                     9,866               9,398
   Deferred aircraft rent                                            222                 533
   Accounts payable                                               20,698              15,278
   Net liabilities of discontinued operations                      9,419                  --
   Unearned revenue                                                  188              10,417
   Air traffic liability                                              --               2,332
   Accrued maintenance in excess of reserves paid                 18,451               8,919
   Accrued salaries and wages                                      9,067               8,716
   Accrued taxes                                                   1,662               1,485
   Due to affiliate                                                  709                 405
   Other accrued liabilities                                         139                 184
                                                                --------            --------
     Total current liabilities                                    74,662              64,431
                                                                --------            --------

LONG-TERM OBLIGATIONS                                             29,760              20,417

OTHER LIABILITIES
  Deferred gain from sale-leaseback transactions,
    net of accumulated amortization of $18,835 at
    September 30, 1996 and $18,041 at December 31, 1995            6,516               7,310
 Accrued maintenance in excess of reserves paid                    3,415               3,579
 Accrued postretirement benefits                                   2,612               2,596
 Other liabilities                                                 3,078               2,022
                                                                --------            --------
     Total other liabilities                                      15,621              15,507
                                                                --------            --------

TOTAL LIABILITIES                                                120,043             100,355
                                                                --------            --------

COMMON STOCKHOLDERS' EQUITY
  Common stock, $.001 par value (40,000,000 shares
    authorized, 12,000,064 shares issued and outstanding
    at September 30, 1996 and December 31, 1995)                      12                  12
  Additional paid-in capital                                      42,299              42,312
  Contributed capital                                              3,000               3,000
  Accumulated deficit                                            (33,828)            (14,984)
                                                                --------            --------
    Total common stockholders' equity                             11,483              30,340
                                                                --------            --------

TOTAL LIABILITIES AND COMMON
  STOCKHOLDERS' EQUITY                                     $     131,526        $    130,695
                                                                ========            ========

            See accompanying Notes to Condensed Financial Statements

                              WORLD AIRWAYS, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                     (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                         1996           1995
                                                       --------       --------
OPERATING REVENUES
  Flight operations                                    $ 70,545       $ 68,094
  Flight operations subcontracted to other carriers       5,016          1,108
  Other                                                     263            192
                                                        -------         ------
     Total operating revenues                            75,824         69,394
                                                        -------         ------

OPERATING EXPENSES
  Flight                                                 16,911         20,835
   Maintenance                                           13,855         10,678
   Aircraft costs                                        18,982         17,766
   Fuel                                                   6,628          6,496
   Flight operations subcontracted to other carriers      4,809          1,323
   Promotions, sales and commissions                      2,176            777
   Depreciation and amortization                          2,055          1,525
   General and administrative                             6,692          4,710
                                                        -------         ------
     Total operating expenses                            72,108         64,110
                                                        -------         ------

OPERATING INCOME                                          3,716          5,284
                                                        -------         ------

OTHER INCOME (EXPENSE)
  Interest expense                                         (952)          (779)
  Interest income                                           303            196
  Other, net                                                 22            (12)
                                                        -------         ------
     Total other expense                                   (627)          (595)
                                                        -------         ------

EARNINGS FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                                     3,089          4,689

INCOME TAX EXPENSE                                         (180)          (191)
                                                        -------         ------

EARNINGS FROM CONTINUING OPERATIONS                       2,909          4,498

DISCONTINUED OPERATIONS
  Loss from discontinued operations (less applicable
    income tax benefit of $96 in 1995)                       --         (1,139)
  Income tax benefit from loss on disposal of
    discontinued operations                                 180             --
                                                        -------         ------

NET EARNINGS (LOSS)                                    $  3,089        $ 3,359
                                                        =======         ======

EARNINGS (LOSS) PER COMMON EQUIVALENT SHARE:
  Continuing operations                                $   0.24        $  0.44
  Discontinued operations                                  0.02          (0.11)
                                                        -------         ------
  Net earnings (loss)                                     $0.26          $0.33
                                                        =======         ======

WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING                          12,000         10,126
                                                        =======         ======

            See accompanying Notes to Condensed Financial Statements

                              WORLD AIRWAYS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                        1996                  1995
                                                                      ---------             ---------
OPERATING REVENUES
 Flight operations                                                    $215,523              $176,391
 Flight operations subcontracted to other carriers                      11,728                 8,452
 Other                                                                     582                   866
                                                                      --------              --------
   Total operating revenues                                            227,833               185,709
                                                                      --------              --------

OPERATING EXPENSES
 Flight                                                                 52,186                49,728
 Maintenance                                                            44,348                31,265
 Aircraft costs                                                         60,434                50,623
 Fuel                                                                   14,698                12,429
 Flight operations subcontracted to other carriers                      12,822                 8,676
 Promotions, sales and commissions                                       3,864                   846
 Depreciation and amortization                                           5,949                 4,162
 General and administrative                                             17,870                13,173
                                                                      --------              --------
   Total operating expenses                                            212,171               170,902
                                                                      --------              --------

OPERATING INCOME                                                        15,662                14,807
                                                                      --------              --------

OTHER INCOME (EXPENSE)
 Interest expense                                                       (2,528)               (2,572)
 Interest income                                                           956                   522
 Other, net                                                                 86                   532
                                                                      --------              --------
   Total other expense                                                  (1,486)               (1,518)
                                                                      --------              --------

EARNINGS FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES                                                    14,176                13,289

INCOME TAX EXPENSE                                                        (495)                 (542)
                                                                      --------              --------

EARNINGS FROM CONTINUING OPERATIONS                                     13,681                12,747

DISCONTINUED OPERATIONS
 Loss from discontinued operations (less applicable income
   tax benefit of $83 in 1996 and $176 in 1995)                        (11,720)               (2,254)
 Loss on disposal (less applicable income tax
   benefit of $412 in 1996)                                            (20,805)                   --
                                                                      --------              --------

NET EARNINGS (LOSS)                                                   $(18,844)             $ 10,493
                                                                      ========              ========

EARNINGS (LOSS) PER COMMON EQUIVALENT SHARE:
 Continuing operations                                                   $1.14                 $1.26
 Discontinued operations                                                 (2.71)                (0.22)
                                                                      --------              --------
 Net earnings (loss)                                                    $(1.57)                $1.04
                                                                      ========              ========

WEIGHTED AVERAGE COMMON AND COMMON
 EQUIVALENT SHARES OUTSTANDING                                          12,000                10,126
                                                                      ========              ========

            See accompanying Notes to Condensed Financial Statements

                              WORLD AIRWAYS, INC.
                         CONDENSED STATEMENT OF CHANGES
                         IN COMMON STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                              Total
                                          Additional                                         Common
                              Common       Paid-in       Contributed     Accumulated      Stockholders'
                              Stock        Capital         Capital         Deficit            Equity
                              ------      ----------     -----------     ------------     --------------
BALANCE AT
  DECEMBER 31, 1995              $12        $42,312           $3,000        $(14,984)          $ 30,340

Costs relating to the sale
  of common stock in
  public offering                 --            (13)              --              --                (13)

Net loss                          --             --               --         (18,844)           (18,844)
                              ------     ----------      -----------     -----------           --------

BALANCE AT
  September 30, 1996             $12        $42,299           $3,000        $(33,828)          $ 11,483
                              ======     ==========      ===========     ===========           ========

           See accompanying Notes to Condensed Financial Statements

                              WORLD AIRWAYS, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                           1996       1995
                                                         ---------  ---------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           $ 25,271   $  4,054

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)                                         (18,844)    10,493
Adjustments to reconcile net loss to cash
 provided (used) by operating activities:
 Depreciation and amortization                                5,949      4,162
 Deferred gain recognition                                     (794)      (797)
 Deferred aircraft rent payments, net                            --        153
 Gain on sale of property and equipment                         (25)       (44)
 Loss on disposal of discontinued operations                  7,641         --
 Other                                                            5         60
 Changes in certain assets and liabilities net of
   effects of non-cash transactions:
   Increase in accounts receivable                           (7,268)    (7,309)
   Increase in restricted short-term investments                345         45
   Decrease in deposits, prepaid expenses
     and other assets                                         3,677        842
   Increase in accounts payable, accrued
     expenses and other liabilities                          18,859     10,224
   Decrease in unearned revenue                             (10,229)     1,319
   Increase in air traffic liability                           (192)     2,419
                                                           --------   --------
 Net cash provided (used) by operating activities              (876)    21,567
                                                           --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to equipment and property                          (9,411)   (17,942)
Proceeds from disposals of equipment and property               321        644
                                                           --------   --------
 Net cash used by investing activities                       (9,090)   (17,298)
                                                           --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in line of credit borrowing arrangement, net         2,496        312
Issuance of debt                                              5,884     19,357
Repayment of debt                                           (12,479)   (18,000)
Debt issuance costs                                            (100)        --
Costs relating to sale of stock                                 (13)        --
                                                           --------   --------
 Net cash provided (used) by financing activities            (4,212)     1,669
                                                           --------   --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        (14,178)     5,938
                                                           --------   --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $ 11,093   $  9,992
                                                           ========   ========

           See accompanying Notes to Condensed Financial Statements

                              WORLD AIRWAYS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)



1. The condensed balance sheet of World Airways, Inc. ("World Airways" or the "Company") as of September 30, 1996, the related condensed statements of operations for the three and nine month periods ended September 30, 1996 and 1995, the condensed statement of changes in common stockholders' equity for the nine months ended September 30, 1996, and the condensed statements of cash flows for the nine months ended September 30, 1996 and 1995 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. With the exception of an adjustment for discontinued operations, adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

     The condensed financial statements and notes are presented as required by Form 10-Q and do not contain certain information included in the Company's annual financial statements and notes. These financial statements should be read in conjunction with the financial statements and the notes included in the Company's Form 10-K for the year ended December 31, 1995.

2. In July 1996, the Company announced its decision to exit its scheduled service operations by October 1996 and focus its operations on its core business: operating aircraft under contracts with international carriers, the U.S. Government, and international tour operators. Consistent with this decision, World Airways ceased all scheduled operations as of October 27, 1996. As a result, the Company's scheduled service operations were reflected as discontinued operations as of June 30, 1996, and prior period results have been restated to reflect scheduled service operations as discontinued operations. Loss from discontinued operations (net of income tax effect) approximated $11.7 million for the nine months ended September 30, 1996. In addition, an estimated loss on disposal of $21.0 million (net of income tax effect) which was recorded as of June 30, 1996, included the following: $13.6 million for estimated operating losses during the phase-out period; a $2.6 million estimated loss to be incurred in connection with sub-leasing DC-10 aircraft which will not be utilized in the Company's operations subsequent to the phase-out of scheduled service operations; a $2.3 million writeoff of related leasehold improvements; and $2.0 million for passenger reprotection expenses. The Company incurred approximately $13.2 million of these costs during the quarter ended September 30, 1996 and the Company believes that its remaining accrual for estimated losses on disposal will be adequate to meet the remaining costs to be incurred during the phase-out period. As of November 8, 1996, the Company believes that it has met substantially all of its cash obligations of the phase-out period. Other than the leased aircraft utilized in scheduled service operations, the Company does not have any significant assets related to its discontinued operations. As a result of the Company's decision to discontinue scheduled service operations, the Company has recently signed a letter of intent to lease two of its DC-10 aircraft to another carrier.

     In connection with the discontinuance of its scheduled service operations, World Airways may be subject to claims by third parties. Although no claims have been filed against World Airways, there can be no assurance that such claims will not be filed in the future.

3. In November 1995, the Company signed a letter of intent with the manufacturer to lease two MD-11ER aircraft to be delivered in the first quarter of 1996. The agreement was completed in March 1996. Under the agreement, the Company leased each aircraft for a term of 24 years with an option to return the aircraft after a seven year period with certain fixed termination fees. As part of the agreement, $1.2 million in deposits previously paid to the manufacturer in 1992 was applied towards these two aircraft. In addition, the Company received spare parts financing from the lessor of $9.0 million of which $3.0 million was made available with the delivery of each aircraft, and the remaining $3.0 million will be made available in December 1996. As of September 30, 1996, approximately $4.9 million had been received. Finally, the Company agreed to assume an existing lease of two additional MD-11 freighter aircraft for 20 years, beginning in 1999, in the event that the other lessee terminates its lease with the manufacturer at that time.

4. The Company purchased a spare engine which was delivered in March 1996 for approximately $8.0 million. The Company entered into an agreement with the engine's manufacturer to finance 80% of the purchase price over a seven-year term. The Company made payments of $1.2 million and $0.4 million towards this purchase in September 1995 and January 1996, respectively.

5. Effective June 30, 1996, the Company amended its Credit Agreement with BNY Financial Corporation ("BNY") to include the following: a $10.0 million spare parts loan and an $8.0 million revolving line of credit. This amended Credit Agreement, which expires in 1999, is collateralized by certain receivables, inventory, and equipment. As of September 30, 1996, the outstanding balance of the spare parts loan and the revolving line of credit was $9.4 million and $4.2 million, respectively, with $1.2 million capacity available on the revolving line of credit.

6. World Airways recently announced its intention to purchase up to one million shares of its publicly-traded Common Stock pursuant to open market transactions. As of November 8, 1996, World Airways has purchased shares of its Common Stock for an aggregate cost of $7.2 million. There can be no assurances, however, that World Airways will purchase any additional shares.

7. The Board of Directors of World Airways adopted an Employee Savings and Stock Ownership Plan (the "Plan") effective October 1, 1996. The Plan is intended to allow participating employees to share in the growth and prosperity of the Company, to encourage participants to save on a tax-favored basis, and to provide participants an opportunity to accumulate capital for their future economic security.

     The Plan is an amendment and continuation of the WorldCorp Employee Savings and Stock Ownership Plan (the "WorldCorp KSOP"). As a result of various business developments, the vast majority of the participants in the WorldCorp KSOP were Company employees. For that reason, the Company and WorldCorp agreed that the Company should assume WorldCorp's obligation under the WorldCorp KSOP. In connection with that action, the Trustees exchanged the unallocated shares of WorldCorp common stock held by the WorldCorp KSOP for a like-value of shares in Company common stock. The Company also made a special contribution of $50,000 to the Plan.

     The Plan will continue to hold the shares of WorldCorp common stock that were allocated the participants' accounts before October 1, 1996. No additional shares of WorldCorp common stock will be allocated under the Plan on or after that date. Instead, participants will have the opportunity to receive future allocations of Company common stock.

8. For a discussion of commitments and contingencies see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Matters".

9. On January 1, 1996, the Company adopted Financial Accounting Standards Board Statements of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of ("Statement 121") and No. 123, Accounting for Stock-based Compensation ("Statement 123"). Statement 121 requires that the Company review its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. To the extent that the future undiscounted net cash flows expected to be generated from an asset are less than the carrying amount of the asset, an impairment loss will be recognized based on the difference between the asset's carrying amount and its fair market value. The adoption of Statement 121 had no impact on the accompanying financial statements.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
     OF OPERATIONS
     -------------


  World Airways was organized in March 1948 and became a wholly owned subsidiary of WorldCorp, Inc. ("WorldCorp") in a holding company reorganization in 1987. In February 1994, pursuant to an October 1993 agreement, WorldCorp sold 24.9% of its ownership to MHS Berhad ("MHS"), a Malaysian aviation company. Effective December 31, 1994, WorldCorp increased its ownership in the Company to 80.1% through the purchase of 5% of World Airways common stock held by MHS. In October 1995, the Company completed an initial public offering in which 2,000,000 shares were issued and sold by the Company and 900,000 shares were sold by WorldCorp. WorldCorp and MHS Berhad ("MHS") currently own 61.2% and 17.6%, respectively, of the outstanding common stock of World Airways. The balance is publicly traded.

  The managements of WorldCorp and World Airways are currently exploring ways to maximize value for the shareholders of each company. In addition to employee initiatives, WorldCorp is evaluating the feasibility of a disposition of its interest in World Airways to a third party. There can be no assurances, however, that any such transactions will ultimately be consummated. In addition, World Airways recently announced its intention to purchase up to one million shares of its publicly-traded Common Stock pursuant to open market transactions. As of November 8, 1996, World Airways has purchased shares of its Common Stock for an aggregate cost of $7.2 million. There can be no assurances, however, that World Airways will purchase any additional shares.

  The Private Securities Litigation Reform Act of 1995 (the "Act") was recently passed by Congress. The Company desires to take advantage of the new "safe harbor" provisions of the Act. Therefore, this report contains forward looking statements that are subject to risks and uncertainties, including, but not limited to, the reliance on key strategic alliances, fluctuations in operating results and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission, including risk factors disclosed in the Company's Form 10-K for the fiscal year ended December 31, 1995. These risks could cause the Company's actual results for 1996 and beyond to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company.

OVERVIEW

GENERAL

  World Airways earns revenue primarily in three distinct markets within the air transportation industry: passenger and cargo services to major international air carriers; passenger and cargo services, on a fixed and ad hoc basis, to the U.S. Government; and international tour operators in leisure passenger markets. In July 1996, the Company announced its decision to exit its scheduled service operations by October 1996 (see Recent Trends and Developments - Discontinuation of Scheduled Service Operations). The remainder of this overview relates to the Company's continuing operations.

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

CUSTOMERS

  The Company's business relies heavily on its contracts with Malaysian Airline System Berhad ("Malaysian Airlines"), P.T. Garuda Indonesia ("Garuda") and the U.S. Air Force's Air Mobility Command ("AMC"). These customers provided approximately 39%, 10%, and 20%, respectively, of the Company's revenues and 46%, 10%, and 13%, respectively, of the total block hours during 1995. For the first nine months of 1996, these customers provided approximately 30%, 14%, and 21%, respectively, of the Company's revenues and 38%, 16%, and 14%, respectively, of total block hours. In addition to these customers, the Company recently entered into an agreement with Philippine Airlines, Inc. ("Philippine Airlines") to provide four MD-11 aircraft under year-round wet lease contracts. As a result, the Company expects that the agreement with Philippine Airlines will have a substantial impact on its revenues and block hours.

  World Airways has provided service to Malaysian Airlines since 1981, providing wet lease services for Malaysian Airlines' scheduled passenger and cargo operations as well as transporting passengers for the annual Hadj pilgrimage. In 1996, World Airways provided three aircraft for Hadj operations. The Company recently entered into a new 32-month agreement for year-round operations (including the Hadj) with Malaysian Airlines whereby the Company will provide two aircraft with cockpit crews, maintenance and insurance to Malaysian Airlines' newly-formed charter division through May 1999.

  As a means of improving aircraft utilization, the Company entered into a series of multi-year contracts, with expiration dates running from 1997 through 2000, to provide basic services to Malaysian Airlines. The contracts provide for the Company's operation of five MD-11 aircraft in passenger and cargo configurations. Beginning in July 1996, and as mutually agreed between the parties, the Company redeployed two aircraft operating under this contract into other operations. The parties are currently in discussions regarding the future redeployment of these aircraft into Malaysian Airlines' operations to meet the contracts' original obligations. For 1995 and the first nine months of 1996, 29% and 24%, respectively, of the Company's revenues and 37% and 32%, respectively, of the Company's block hours flown resulted from these multi-year contracts with Malaysian Airlines.

  The Company has provided international air transportation to the U.S. Air Force since 1956. As compensation for pledges of aircraft to the Civil Reserve Air Fleet ("CRAF") for use in times of national emergency, the U.S. Air Force awards contracts to CRAF participants for peacetime transportation of personnel and cargo. The U.S. Air Force awards contracts to air carriers acting alone or through teaming arrangements in proportion to the number and type of aircraft that the carriers make available to CRAF. As a result of the Company's increasingly effective use of teaming arrangements, the Company's fixed awards have grown in recent years and the Company has one of the largest U.S. Air Force fixed award under the CRAF program for the U.S. Government's 1996-97 fiscal year. The current annual contract commenced on October 1, 1996 and expires on September 30, 1997. These contracts provide for a fixed level of scheduled business from the U.S. Air Force with opportunities for additional short-term expansion business on an ad hoc basis as needs arise. The Company's fixed award for the current contract is $52.8 million compared to the $55.4 million fixed award for the prior contract. Due to the utilization of a significant number of the Company's aircraft under multi-year contracts and other contractual commitments, it is unlikely that the Company will be able to accept all of the available expansion business. Although overall Defense Department spending is being reduced, the level of U.S. Air Force contract awards has remained relatively constant in recent years. World Airways, however, cannot determine how future cuts in military spending may affect future operations with the U.S. Air Force.

  World Airways has provided wet lease services to Garuda since 1973 (operating under an annual Hadj contract since 1988). The Company operated seven aircraft in the 1996 Garuda Hadj.

  As mentioned above, the Company recently entered into an agreement with Philippine Airlines, Inc. to provide four MD-11 aircraft under year-round wet lease contracts. The first two aircraft began flying for Philippine Airlines in June and July 1996, with the remaining two aircraft commencing operations in October 1996. Under the agreement, each aircraft will operate for an 18-month term. In addition, Philippine Airlines has an option for the Company to operate a DC10-30 cargo aircraft beginning late in 1996.

  As a result of these and other contracts, the Company had an overall contract backlog at September 30, 1996 of $462.0 million. The Company's backlog for each contract is determined by multiplying the minimum number of block hours guaranteed under the applicable contract by the specified hourly rate under such contract. Approximately 56% of the backlog (including a majority of the backlog beginning in 1997) relates to the multi-year contracts with Malaysian Airlines. The loss of any of these contracts or a substantial reduction in business from any of these key customers, if not replaced, would have a material adverse effect on the Company's financial condition and results of operations.

SEASONALITY

  Historically, the Company's business has been significantly affected by seasonal factors. During the first quarter, the Company typically experiences lower levels of utilization and yields as demand for passenger and cargo services is lower relative to other times of the year. The Company experiences higher levels of utilization in the second quarter, principally due to peak demand for commercial passenger services associated with the annual Hadj pilgrimage. During 1996, the Company's flight operations associated with the Hadj pilgrimage occurred from March 22 to June 1. Because the Hadj occurs approximately 10 to 12 days earlier each year, revenues resulting from future Hadj contracts will begin to shift from the second quarter to the first quarter over the next several years. Historically, fourth quarter utilization depended primarily on the demand for air cargo services in connection with the shipment of merchandise in advance of the U.S. holiday season.

  As discussed above, the Company announced in July 1996 its decision to exit scheduled service operations by October 1996 to focus on its core business: operating aircraft under contracts with international carriers, the U.S. Government, and international tour operators. The Company believes that its year-round contracts with Malaysian Airlines, Philippine Airlines, and the U.S. Air Force should lessen the effect of these seasonal factors.

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

  The air transportation industry in general is affected by the price and availability of aviation fuel. Both the cost and availability of aviation fuel are subject to many economic and political factors and events occurring throughout the world and remain subject to the various unpredictable economic and market factors that affect the supply of all petroleum products. Fluctuations in the price of fuel have not had a significant impact on the Company's operations in recent years. The Company's exposure to fuel risk is limited because (i) under the terms of the Company's basic contracts, the customer is responsible for providing fuel, (ii) under the terms of its full service contracts with the U.S. Government, the Company is reimbursed for the cost of fuel it provides, and (iii) under the Company's charter contracts, the Company is reimbursed for fuel price increases in excess of 5% of the price agreed upon in the contract, subject to a 10% cap. However, a substantial increase in the price or the unavailability of aviation fuel could have a material adverse effect on the air transportation industry in general and the financial condition and results of operations of the Company, in particular.

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

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

  Total block hours increased 2,530 hours, or 23%, to 13,327 hours in the third quarter of 1996 from 10,797 hours in the comparable 1995 period, with an average of 15.0 available aircraft per day in 1996 compared to 11.4 in 1995. Average daily utilization (block hours flown per day per aircraft) was 9.7 hours in the third quarter of 1996 compared to 10.3 in 1995. In the third quarter of 1996, basic contracts accounted for 47% of total block hours, down from 57% in 1995 as a result of increased scheduled service operations.

Continuing Operations
---------------------

  Block hours from continuing operations decreased 586 hours, or 6%, to 9,337 hours in the third quarter of 1996 from 9,923 hours in the comparable 1995 period. This decrease related primarily to a shift in the mix of the Company's business from full service charter flying in 1995 to scheduled charter flying in 1996. Results from scheduled charter flying are included within discontinued operations.

  Operating Revenues.  Revenues from flight operations increased $6.4 million,
  ------------------
or 9%, to $75.8 million in the third quarter of 1996 from $69.4 million in 1995. This increase was primarily attributable to an increase in military flying and services to certain international carriers. These increases were partially offset by a decrease in cargo revenue primarily due to downtime associated with the scheduled maintenance of one aircraft in the third quarter of 1996.

  Operating Expenses.  Total operating expenses increased $8.0 million, or 12%,
  ------------------
in the third quarter of 1996 to $72.1 million from $64.1 million in 1995.

  Flight operations expenses include all expenses related directly to the operation of the aircraft other than aircraft cost, fuel and maintenance. Also included are expenses related to flight dispatch and flight operations administration. Despite increased crew costs associated with the payment of retroactive wages per the new flight attendant union agreement and the hiring of additional crew personnel, flight operations expenses decreased $3.9 million, or 19%, in 1996 to $16.9 million from $20.8 million in 1995. This decrease resulted primarly from a shift in the mix of business from charter to military flying.
In addition, the Company accrued profit sharing expenses in 1995 as a result of earnings experienced during that period. No such accrual is necessary in 1996 as a result of anticipated losses from the discontinuation of scheduled service operations.

  Maintenance expenses increased $3.2 million, or 30%, in 1996 to $13.9 million from $10.7 million in 1995. This increase resulted primarily from the integration of additional aircraft into the fleet, partially offset by a decrease in block hours flown. In addition, the Company experienced an increase in costs associated with the MD-11 aircraft and related engines as a result of certain manufacturer guarantees and warranties which began to expire in 1995 and will fully expire by 1998.

  Aircraft costs increased $1.2 million, or 7%, in 1996 to $19.0 million from $17.8 million in 1995. This increase was primarily due to the lease of two MD-11ER aircraft in the first quarter of 1996 and the lease of incremental DC10-30 aircraft which began in the fourth quarter of 1995 and the first quarter of 1996, partially offset by the return of two DC10-30 aircraft to the lessor in the third quarter of 1995.

  Fuel expenses increased $0.1 million, or 2%, in 1996 to $6.6 million from $6.5 million in 1995. This increase is due primarily from a slight increase in price per gallon, partially offset by a decrease in full service block hours.

  Promotions, sales and commissions increased $1.4 million to $2.2 million in the third quarter of 1996 compared to $0.8 million in 1995. This increase resulted primarily from commissions paid in connection with the new Philippine Airline contract and an increase in teaming arrangement commissions associated with the larger fixed-award contract received from the U.S. Air Force beginning October 1995.

  Depreciation and amortization increased $0.6 million, or 40%, in 1996 to $2.1 million from $1.5 million in 1995. This increase resulted primarily from an increase in spare parts required to support the additional MD-11 aircraft and incremental DC10-30 aircraft described above as well as the amortization of certain aircraft integration costs and other deferred costs.

  General and administrative expenses increased $2.0 million, or 43%, in 1996 to $6.7 million from $4.7 million in 1995. This increase was primarily due to the hiring of additional administrative personnel and an increase in certain legal and professional fees.

Discontinued Operations
-----------------------

  In July 1996, the Company announced its decision to exit its scheduled service operations by October 1996 and focus its operations on its core business: operating aircraft under contracts with international carriers, the U.S. Government, and international tour operators. Consistent with this decision, World Airways ceased all scheduled operations as of October 27, 1996. As a result, the Company's scheduled service operations were reflected as discontinued operations as of June 30, 1996, and prior period results have been restated to reflect scheduled service operations as discontinued operations. Loss from discontinued operations (net of income tax effect) approximated $11.7 million for the nine months ended September 30, 1996. In addition, an estimated loss on disposal of $21.0 million (net of income tax effect) which was recorded as of June 30, 1996, included the following: $13.6 million for estimated operating losses during the phase-out period; a $2.6 million estimated loss to be incurred in connection with sub-leasing DC-10 aircraft which will not be utilized in the Company's operations subsequent to the phase-out of scheduled service operations; a $2.3 million writeoff of related leasehold improvements; and $2.0 million for passenger reprotection expenses. The Company incurred approximately $13.2 million of these costs during the quarter ended September 30, 1996 and the Company believes that its remaining accrual for estimated losses on disposal will be adequate to meet the remaining costs to be incurred during the phase-out period. As of November 8, 1996, the Company believes that it has met substantially all of its cash obligations of the phase-out period. Other than the leased aircraft utilized in scheduled service operations, the Company does not have any significant assets related to its discontinued operations.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

  Total block hours increased 9,845 hours, or 35%, to 37,868 hours in the first nine months of 1996 from 28,023 hours in the comparable 1995 period, with an average of 13.8 available aircraft per day in 1996 compared to 10.3 in 1995. Average daily utilization (block hours flown per day per aircraft) was 10.0 in each period. In the first nine months of 1996, basic contracts accounted for 65% of total block hours, down from 73% in 1995 as a result of increased scheduled service operations.

Continuing Operations
---------------------

  Block hours from continuing operations increased 4,196 hours, or 15%, to 31,344 hours in the first nine months of 1996 from 27,148 hours in the comparable 1995 period.

  Operating Revenues.  Revenues from flight operations increased $42.1 million,
  ------------------
or 23%, to $227.8 million in the first nine months of 1996 from $185.7 million in 1995. This increase was primarily attributable to an increase in military flying and an increase in revenues generated from its 1996 Hadj operations and services to certain international carriers.

  Operating Expenses.  Total operating expenses increased $41.3 million, or 24%,
  ------------------
in the first nine months of 1996 to $212.2 million from $170.9 million in 1995.

  Flight operations expenses include all expenses related directly to the operation of the aircraft other than aircraft cost, fuel and maintenance. Also included are expenses related to flight dispatch and flight operations administration. Flight operations expenses increased $2.5 million, or 5%, in 1996 to $52.2 million from $49.7 million in 1995. This increase resulted primarily from an increase in block hours flown and higher crew costs and up-front training expenses in connection with the integration of additional aircraft into the fleet after September 30, 1995. These increases were partially offset by a decrease in accrued profit sharing expenses. In 1995, the Company accrued profit sharing expenses as a result of earnings experienced during that period. No such accrual is necessary in 1996 as a result of anticipated losses from the discontinuation of scheduled service operations.

  Maintenance expenses increased $13.0 million, or 42%, in 1996 to $44.3 million from $31.3 million in 1995. This increase resulted primarily from the integration of additional aircraft into the fleet and a corresponding increase in block hours flown. In addition, the Company experienced an increase in costs associated with the MD-11 aircraft and related engines as a result of certain manufacturer guarantees and warranties which began to expire in 1995 and will fully expire by 1998.

  Aircraft costs increased $9.8 million, or 19%, in 1996 to $60.4 million from $50.6 million in 1995. This increase was primarily due to the lease of two MD-11ER aircraft in the first quarter of 1996 and the lease of incremental DC10-30 aircraft which began in the second and fourth quarters of 1995 and the first quarter of 1996, partially offset by the return of two DC10-30 aircraft to the lessor in the third quarter of 1995.

  Fuel expenses increased $2.3 million, or 19%, in 1996 to $14.7 million from $12.4 million in 1995. This increase is due primarily to an increase in fuel utilized in connection with its military operations.

  Promotions, sales and commissions increased $3.1 million in the first nine months of 1996 to $3.9 million from $0.8 million in 1995. This increase resulted primarily from commissions paid in connection with the new Philippine Airlines contract and an increase in teaming arrangement commissions associated with the larger fixed-award contract received from the U.S. Air Force beginning October 1995.

  Depreciation and amortization increased $1.7 million, or 40%, in 1996 to $5.9 million from $4.2 million in 1995. This increase resulted primarily from an increase in spare parts required to support the additional MD-11 aircraft and incremental DC10-30 aircraft described above as well as the amortization of certain aircraft integration costs and other deferred costs.

  General and administrative expenses increased $4.7 million, or 36%, in 1996 to $17.9 million from $13.2 million in 1995. This increase was primarily due to the hiring of additional administrative personnel necessary to support the growth in the Company's core business and an increase in certain legal and professional fees.

Discontinued Operations
-----------------------

  For a discussion of discontinued operations, see "Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1995."

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

  The Company's cash and cash equivalents at September 30, 1996 and December 31, 1995 were $11.1 million and $25.3 million, respectively. At September 30, 1996 the Company's current assets were $43.3 million and current liabilities were $74.7 million. The Company believes that the combination of the financings consummated to date, income from continuing operations and the additional financings described below will be sufficient to allow the Company to meet its cash requirements related to the phase-out of its discontinued operations and the operating and capital requirements for its continuing operations for at least the next twelve months.

CASH FLOWS FROM OPERATING ACTIVITIES

  Operating activities used $0.9 million in cash for the nine months ended September 30, 1996 compared to providing $21.6 million of cash in the comparable period in 1995. This decrease in cash in 1996 resulted primarily from an increase in losses from discontinued operations, an increase in accounts receivable, and a decrease in unearned revenue partially offset by an increase in accounts payable, accrued expenses, and other liabilities.

CASH FLOWS FROM INVESTING ACTIVITIES

  Investing activities used $9.1 million in cash for the nine months ended September 30, 1996, compared to $17.3 million in the comparable period in 1995. In 1996, cash was used primarily for the purchase of rotable spare parts required for the integration of two MD-11 aircraft and incremental DC-10 aircraft and leasehold improvements required on one of the DC-10 aircraft obtained in late 1995.

CASH FLOWS FROM FINANCING ACTIVITIES

  Financing activities used $4.2 million in cash for the nine months ended September 30, 1996 compared to providing $1.7 million in the comparable period in 1995. This decrease in cash resulted primarily from an increase in repayments of the Company's net borrowings in 1996 over 1995.

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

  World Airways leases six long-term DC10-30 aircraft with terms expiring in 1998, 2003, and two each in 1997 and 1999. As a result of the Company's decision to discontinue scheduled service operations, the Company has recently signed a letter of intent to lease two of these DC-10 aircraft to another carrier.

  As of September 30, 1996, annual minimum payments required under the Company's aircraft and lease obligations totaled $22.0 million and $87.2 million for the remainder of 1996 and 1997, respectively.

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

  As discussed above, the Company signed an agreement for the lease of two MD-11ER aircraft beginning in the first quarter of 1996 to provide additional capacity for growth opportunities. As part of the agreement for the MD-11 aircraft, the Company received spare parts financing from the lessor of $9.0 million of which $3.0 million was made available with the delivery of each aircraft, and the remaining $3.0 million will be made available in December 1996. As of September 30, 1996, approximately $4.9 million had been received. In January 1996, the Company agreed to purchase an additional engine and received a commitment from the engine manufacturer to finance 85% of its purchase price over a seven-year term with an interest rate to be fixed at the time of delivery.

  The Company's fixed assets increased approximately $18.8 million during 1996. The majority of this amount relates to assets which were financed. The Company anticipates that its total capital expenditures in 1996, which include the two spare engines, will approximate $28.0 million. As discussed above, the Company will receive approximately $22.6 million in financing, of which $11.7 million was received during the first nine months of 1996. The remaining balance will be funded from its operating cash flow and available cash balances. In March 1996, the Credit Agreement was amended to increase the limit on capital expenditures by the Company to no more than $35.0 million and $25.0 million in 1996 and 1997, respectively.

  As of September 30, 1996, the Company held approximately $2.7 million (at book value) of aircraft spare parts currently available for sale.

FINANCING DEVELOPMENTS

  In October 1995, the Company completed an initial public offering pursuant to which World Airways and WorldCorp received approximately $22.8 million and $10.2 million in net proceeds, respectively. World Airways used its proceeds to increase cash reserves.

  Effective June 30, 1996, the Company amended its Credit Agreement with BNY Financial Corporation ("BNY") to include the following: a $10.0 million spare parts loan and an $8.0 million revolving line of credit. This amended Credit Agreement, which expires in 1999, is collateralized by certain receivables, inventory, and equipment. As of September 30, 1996, the outstanding balance of the spare parts loan and revolving line of credit was $9.4 million and $4.2 million, respectively, with $1.2 million capacity available on the revolving line of credit.

  Under the terms of the amended Credit Agreement, the Company is not permitted to (i) incur indebtedness in excess of $25.0 million (excluding capital leases),
(ii) declare, pay, or make any dividend or distribution in any six month period which aggregate in excess of the lesser of $4.5 million or 50% of net income for the previous six months, (iii) declare or pay dividends if after giving effect to such dividends the Company's cash or cash equivalents would be less than $7.5 million or (iv) make capital expenditures in 1996 and 1997 of more than $35.0 million and $25.0 million, respectively, or in any subsequent year of more than $15.0 million. The Company must also maintain a certain quarterly net worth and net income (loss) requirements. As of September 30, 1996, the Company was in compliance with these amended covenants. No assurances can be given, however, that the Company will continue to meet these covenants or, if necessary, obtain the required waivers. In addition, World Airways granted 50,000 Warrants to BNY in October 1996.

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

RECENT TRENDS AND DEVELOPMENTS

  Operating Losses.  While the Company was profitable each year from 1987
  ----------------
through 1992 and in 1995, the Company sustained operating losses in 1993 and 1994 of $7.3 million and $5.2 million, respectively, and net losses of $9.0 million in each of these two years. During the first nine months of 1996, the Company reported a net loss of $18.8 million, which resulted from operating losses incurred in the Company's scheduled service operations and the related estimated loss on disposal. Earnings from continuing operations were $13.7 million for the nine months ended September 30, 1996. While the Company expects its continuing operations to remain profitable, there can be no assurance that the Company will be able to maintain this profitability for the remainder of 1996 and future years.

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

  Based on disappointing results from these operations and a decision to refocus the Company's strategic direction on its core business, the Company announced in July 1996 its decision to exit its scheduled service operations by October 1996. Consistent with this decision, World Airways ceased all scheduled operations as of October 27, 1996. This decision resulted in a loss of approximately $28.5 million (net of income tax effect) which was recognized in the second quarter of 1996. This amount included an operating loss of approximately $7.5 million relating to second quarter operations and a $21.0 million charge (net of income tax effect) which includes the following: estimated operating losses during the phase-out period; lease costs on unutilized aircraft; passenger reprotection expenses; and the writeoff of certain leasehold improvements. The Company incurred approximately $13.2 million of the costs during the quarter ended September 30, 1996 believes that its remaining accrual for estimated losses on disposal will be adequate to meet the remaining costs to be incurred during the phase-out period. As of November 8, 1996, the Company believes that it has met substantially all of its cash obligations of the phase-out period. As a result of this decision, the Company will reduce its fixed overhead costs, primarily through the elimination of costs related to discontinued operations.

  In connection with the discontinuance of its scheduled service operations, World Airways may be subject to claims by third parties. Although no claims have been filed against World Airways, there can be no assurance that such claims will not be filed in the future.

  As indicated above, the Company has shifted its strategic direction and will focus its energies on its core business: operating aircraft under contracts with international carriers, the U.S. government, and international tour operators. From these continuing operations, the Company reported $13.7 million in earnings for the nine months ended September 30, 1996. While the Company maintains a contract backlog of $462.0 million as of that date and expects that its core business will remain profitable, no assurances can be given that the Company will be able to maintain profitability within its continuing operations.

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

  Proposed Restructuring of World Airways.  The managements of WorldCorp and
  ---------------------------------------
World Airways are currently exploring ways to maximize value for the shareholders of each company. In addition to employee initiatives, WorldCorp is evaluating the feasibility of a disposition of its interest in World Airways to a third party. There can be no assurances, however, that any such transactions will ultimately be consummated.

  In addition, World Airways recently announced its intention to purchase up to one million shares of its publicly-traded Common Stock pursuant to open market transactions. As of November 8, 1996, World Airways has purchased shares of its Common Stock pursuant to such purchases for an aggregate cost of $7.2 million. There can be no assurances, however, that World Airways will purchase any additional shares.

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

  On November 6, 1996, the plaintiff in the Boster Litigation filed a "Motion for Stay of Litigation Pending Settlement Becoming Effective" (the "Stay Motion"). The Stay Motion recites that a settlement agreement has been reached involving the plaintiff, the Federal Deposit Insurance Corporation, and an individual resolving other litigation involving Washington Bancorp (the "FDIC Settlement"). If the FDIC Settlement becomes final, the plaintiff has agreed to dismiss with prejudice the Boster Litigation against all defendants, including the World Defendants, with each party to bear its own costs. In that event, the World Defendants would not have any further liability in the Boster Litigation. The final resolution of the FDIC Settlement depends upon certain contingencies, including a request for certain treatment from the Internal Revenue Service. The FDIC Settlement provides that if all of the conditions to that settlement are not satisfied by June 30, 1997, either party may elect to terminate that settlement. The Stay Motion requests an indefinite stay of the Boster Litigation pending the resolution of the FDIC Settlement.

  In addition, the Company is party to routine litigation and administrative proceedings incidental to its business, none of which is believed by the Company to be likely to have a material adverse effect on the financial condition of the Company. In connection with the discontinuance of its scheduled service operations, World Airways may be subject to claims by third parties. Although no claims have been filed against World Airways, there can be no assurance that such claims will not be filed in the future.

EMPLOYEES

  The Company's cockpit crew members, who are represented by the International Brotherhood of Teamsters (the "Teamsters"), are subject to a four-year collective bargaining agreement that will become amendable in July 1998.

  The Company's flight attendants are also represented by the Teamsters under a collective bargaining agreement that became amendable in 1992. The parties exchanged their opening contract proposals in 1992. In June 1996, the Company signed a new four year labor agreement with the Teamsters which provides for retroactive pay increases for the flight attendants and work rule flexibility and lengthened duty time rules for the Company. The agreement was ratified by the flight attendants in August 1996. The Company's flight attendants continue to challenge the use of foreign flight attendant crews on the Company's flights for Malaysian Airlines and Garuda Indonesia which has historically been the Company's operating procedure. The Company is contractually obligated to permit its Southeast Asian customers to deploy their own flight attendants. While the Company intends to contest this matter vigorously in an upcoming arbitration, an unfavorable ruling for the Company could have a material adverse effect on the Company.

  The Company's aircraft dispatchers are represented by the Transport Workers Union (the "TWU"). This contract became amendable on June 30, 1993. In May 1995, the parties reached agreement with respect to a new four-year contract. This contract was ratified in February 1996. Fewer than 12 Company employees are covered by this collective bargaining agreement.

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

  Under the terms of a shareholders agreement among the Company, WorldCorp, and MHS, the Company has agreed to declare and distribute all dividends properly payable, subject to the requirements of law and general overall financial prudence. The Credit Agreement with BNY Financial Corporation (as amended through September 1995, the "Credit Agreement") contains restrictions on the Company's ability to pay dividends on the common stock. The Credit Agreement provides that the Company shall not declare, pay or make any dividends or distributions in any six-month period which aggregate in excess of the lesser of $4.5 million or 50% of the Company's net income for the previous six months and requires that the Company have a cash balance of not less than $7.5 million after giving effect to such dividend or distribution. Additionally, WorldCorp, which owns approximately 61.2% of the Company's common stock as of November 8, 1996, is subject to the provisions of an indenture expiring in 2004 under which it is obligated to cause the Company not to pay dividends upon the occurrence of any events of default by WorldCorp under such indenture. Further, under the indenture terminating in 1997, WorldCorp has agreed to cause World Airways not to pay dividends unless WorldCorp has a positive adjusted net worth (as defined therein). As of November 1, 1996, WorldCorp's adjusted net worth was negative and under the indenture terminating in 1997 WorldCorp is, therefore, obligated to cause World Airways not to pay dividends.

ESSOP

  The Board of Directors of World Airways adopted an Employee Savings and Stock Ownership Plan (the "Plan") effective October 1, 1996. The Plan is intended to allow participating employees to share in the growth and prosperity of the Company, to encourage participants to save on a tax-favored basis, and to provide participants an opportunity to accumulate capital for their future economic security.

  The Plan is an amendment and continuation of the WorldCorp Employee Savings and Stock Ownership Plan (the "WorldCorp KSOP"). As a result of various business developments, the vast majority of the participants in the WorldCorp KSOP were Company employees. For that reason, the Company and WorldCorp agreed that the Company should assume WorldCorp's obligation under the WorldCorp KSOP. In connection with that action, the Trustees exchanged the unallocated shares of WorldCorp common stock held by the WorldCorp KSOP for a like-value of shares in Company common stock. The Company also made a special contribution of $50,000 to the Plan.

  The Plan will continue to hold the shares of WorldCorp common stock that were allocated the participants' accounts before October 1, 1996. No additional shares of WorldCorp common stock will be allocated under the Plan on or after that date. Instead, participants will have the opportunity to receive future allocations of Company common stock.

INCOME AND OTHER TAXES

  In August 1991, 5.7 million shares of WorldCorp common stock were sold by a group of existing shareholders. This transaction constituted an ownership change of WorldCorp (and thus of the Company) as defined under Section 382 of the Code (the "1991 Ownership Change"). The 1991 Ownership Change subjected WorldCorp to an annual limitation in 1991 and future years in the use of net operating losses ("NOLs") that were available to WorldCorp (and thus allocable to the Company) on the date on which the 1991 Ownership Change occurred. As of December 31, 1995, the Company had NOLs for federal income tax purposes of $99.9 million which, if not utilized to offset taxable income in future periods, will expire from 1997 to 2009. Of this amount, $61.5 million is subject to a $6.9 million annual limitation resulting from the 1991 Ownership Change. The remaining $38.4 million was generated after the 1991 Ownership Change and, therefore, is not currently subject to annual limitation.

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

  The valuation allowance for deferred tax assets as of December 31, 1995 was $39.5 million. The Company's estimate of the required valuation allowance is based on a number of factors, including historical operating results. While the Company expects to generate net earnings from continuing operations in 1996, it will continue to assess the appropriateness of the valuation allowance based on future operations.

INFLATION

  The Company believes that inflation has not had a material effect on the Company's revenues during the past three years.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

(a) Exhibits

No.     Description
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

10.46   Form of Non-Employee Directors' Stock Option Plan.                                               Incorporated
                                                                                                         By Reference

11      Computation of earnings (loss) per share.                                                        Filed
                                                                                                         Herewith

27      Financial Data Schedule for the quarter ended September 30, 1996                                 Filed
                                                                                                         Herewith
(b)     Reports on Form 8-K

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



Date:  November 14, 1996