Form 10-K
period 1996-12-31
WORLD AIRWAYS INC /DE/
filed 1997-03-31
CIK 949240

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                ______________

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                                ______________

 For the fiscal year ended:  DECEMBER 31, 1996   Commission File Number 0-26582

                              WORLD AIRWAYS, INC.
            (Exact name of registrant as specified in its charter)

               DELAWARE                             94-1358276
      (State of incorporation)          (I.R.S. Employer Identificaiton Number

             13873 Park Center Road, Suite 490, Herndon, VA  20171
                   (Address of Principal Executive Offices)
                                (703) 834-9200
                        (Registrant's telephone number)

          Securities registred pursuant to Section 12(b) of the Act:

     Title of Each Class             Name of Each Exchange on Which Registered
     -------------------            -----------------------------------------
Common Stock par value $.001                   Nasdaq Stock Market
        per share

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

The aggregate market value of the Common Stock held by non-affiliates of the registrant on March 25, 1997, was approximately $19,322,729.

The number of shares of the registrant's Common Stock outstanding on March 25, 1997 was 11,230,064.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of World Airways, Inc.'s Notice of Annual Stockholder's Meeting and Proxy Statement, to be filed within 120 days after the end of the registrant's fiscal year, are incorporated into Part III of this Report.

================================================================================

                              WORLD AIRWAYS, INC.

                        1996 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS


                                                                                      Page
                                                                                      ----

PART I
------

Item 1.     Business................................................................   3

Item 2.     Properties..............................................................   9

Item 3.     Legal Proceedings.......................................................   9

Item 4.     Submission of Matters to a Vote of Security Holders.....................   9


PART II
-------

Item 5.     Market for Registrant's Common Stock and Related Security Holder Matters  12

Item 6.     Selected Financial Data.................................................  13

Item 7.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations...................................................  14

Item 8.     Financial Statements and Supplementary Data.............................  28

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure................................................  57


PART III
--------

Item 10.    Directors and Executive Officers of the Registrant......................  57

Item 11.    Executive Compensation..................................................  58

Item 12.    Security Ownership of Certain Beneficial Owners and Management..........  58

Item 13.    Certain Relationships and Related Transactions..........................  58

PART IV
-------

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K......... 59



                                    PART I


ITEM 1.  BUSINESS
-----------------

   World Airways was organized in March 1948 and became a wholly owned subsidiary of WorldCorp, Inc. ("WorldCorp") in a holding company reorganization in 1987. In February 1994, pursuant to an October 1993 agreement, WorldCorp sold 24.9% of its ownership to MHS Berhad ("MHS"), a Malaysian aviation company. Effective December 31, 1994, WorldCorp increased its ownership in the Company to 80.1% through the purchase of 5% of World Airways common stock held by MHS. In October 1995, the Company completed an initial public offering in which 2,000,000 shares were issued and sold by the Company and 900,000 shares were sold by WorldCorp. At December 31, 1996, WorldCorp and MHS Berhad ("MHS") owned 61.3% and 17.6%, respectively, of the outstanding common stock of World Airways. The balance was publicly traded.

   On March 14, 1997, World Airways announced that Charles W. Pollard departed as President and Chief Executive Officer. Pursuant to the Company's bylaws, T. Coleman Andrews, III, Chairman of the Board, will act as President on an interim basis pending the hiring of a new CEO.

   The managements of WorldCorp and World Airways are currently exploring ways to maximize value for the shareholders of each company. WorldCorp is currently evaluating the feasibility of a disposition of its interest in World Airways through a secondary offering or a sale to a third party. There can be no assurances, however, that any such transactions will ultimately be consummated. In addition, World Airways recently announced its intention to purchase up to one million shares of its publicly-traded Common Stock pursuant to open market transactions. As of March 1, 1997, World Airways has purchased 770,000 shares of its Common Stock for an aggregate cost of $7.8 million. World Airways does not intend to purchase any additional shares at this time.

   The Private Securities Litigation Reform Act of 1995 (the "Act") was recently passed by Congress. The Company desires to take advantage of the "safe harbor" provisions of the Act. Therefore, this report contains forward looking statements that are subject to risks and uncertainties, including, but not limited to, the reliance on key customers, fluctuations in operating results and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. These risks could cause the Company's actual results for 1997 and beyond to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company.

   The principal executive offices of World Airways are located at Washington Dulles International Airport in The Hallmark Building, 13873 Park Center Road, Herndon, Virginia 20171. World Airways' telephone number is (703) 834-9200.

OVERVIEW

   World Airways is a leading global provider of long-range passenger and cargo air transportation outsourcing services to major international airlines under fixed rate, multi-year contracts. Airline operations account for 100% of the Company's operating revenue and operating income. The Company's passenger and freight operations employ 13 wide-body aircraft which are operated under contracts, primarily with Pacific Rim airlines. These contracts generally require the Company to supply aircraft, crew, maintenance and insurance ("ACMI" or "wet lease"), while the Company's customers are responsible for a large portion of the other operating costs, including fuel. World Airways' airline customers have determined that outsourcing a portion of their wide-body passenger and cargo requirements can be less expensive, and offer greater operational and financial flexibility, than purchasing new aircraft and additional spare parts required for such aircraft. World Airways also leads a contractor teaming arrangement that is the largest single supplier of commercial aircraft to the United States Air Force's Air Mobility Command ("U.S. Air Force" or "USAF").

   In July 1996, World Airways restructured its business to focus on the growing and profitable ACMI contract services. As such, the Company ceased all scheduled passenger and scheduled charter services as of October 27, 1996, taking a one-time charge of $21.0 million (see Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A")).

   World Airways' operating philosophy is to build on its existing ACMI contracts to achieve a strong platform for future growth. World Airways concentrates on ACMI contracts because such contracts shift yield, load factor and cost risks to the customer. The customer bears the risk of filling the aircraft with passengers or cargo and assumes a large portion of the operating expenses, including fuel. World Airways maximizes profitability by combining its multi-year ACMI contracts with short term, higher-yielding ACMI agreements
which meet the peak seasonal requirements of its customers.   The Company
responds opportunistically to rapidly changing market conditions by maintaining a flexible fleet of aircraft that can be deployed in a variety of configurations.

   World Airways focuses its marketing efforts on the Pacific Rim, where rapid economic development drives demand for the Company's services. The Company believes that its modern fleet of long-range medium-density wide-body MD-11 and DC10-30 aircraft are ideally suited to the Pacific Rim market. World Airways' aircraft permit its customers to serve less dense international routes where a Boeing 747 would provide excess capacity. World Airways has operated in the Pacific Rim almost since its inception, and believes that it has developed the ability to serve this market well.

   World Airways substantially increases its potential customer base by being able to serve both passenger and cargo customers. The Company flies passenger, cargo and passenger/cargo convertible aircraft that the Company believes permit the Company to target emerging opportunities. World Airways has been providing safe, reliable ACMI services for almost 50 years. The Company has flown for the USAF since 1956, for Malaysian Airlines System Berhad ("Malaysian Airlines") since 1981 and for Garuda Indonesia ("Garuda") since 1973.

CUSTOMERS

   Over the years, the Company has developed long-term relationships with a number of major international airlines and with the USAF (see "MD&A - Customers"). The Company's growth strategy is based, first and foremost, upon providing the highest level of service to these customers, thereby maintaining and expanding the amount of business being done through long-term contracts. These contracts have increased the year-round usage of the Company's aircraft fleet, reduced the seasonality of the Company's business and contributed to its recently improved operating performance.

   Malaysian Airlines.  World Airways has provided wet lease service to
   ------------------
Malaysian Airlines since 1981, providing wet lease services for Malaysian Airlines' scheduled passenger and cargo operations as well as transporting passengers for the annual Hadj pilgrimage. MHS, which owns 17.6% of the Company as of December 31, 1996, also owns 29.1% of Malaysian Airlines. In late 1994, the Company entered into a series of multi-year contracts, with expiration dates ranging from 1997 to 2000, to provide aircraft to Malaysian Airlines. In 1996, World Airways provided three aircraft for Hadj operations. The Company recently entered into a new 32-month agreement for year-round operations (including the Hadj) with Malaysian Airlines whereby the Company will provide two aircraft with cockpit crews, maintenance and insurance to Malaysian Airlines' newly-formed charter division through May 1999. The Company is currently in preliminary discussions with Malaysian Airlines regarding a potential eleven-month reduction in the utilization of one of these aircraft during the 32-month term of the contract.

   Until recently, the Company operated four passenger aircraft for Malaysian Airlines under the multi-year agreements described above. The contract for two of the four passenger aircraft for Malaysian Airlines expired in March 1997. While the Company is deploying these two aircraft in the 1997 Hadj, and will actively re-market the aircraft thereafter, the Company can provide no assurance that it will be able to redeploy the two aircraft, beginning June 1997, at price and utilization levels at least as favorable as under the terms of the Malaysian Airlines contracts.

   The Company originally operated three MD-11 cargo aircraft for Malaysian Airlines. However, beginning in July, 1996, and as mutually agreed by the parties, World Airways redeployed two cargo aircraft, which had been operating under these contracts, into the Philippine Airlines contracts. The Company and Malaysian Airlines are currently discussing the future redeployment of these aircraft back into Malaysian Airlines' operations in order to meet the contract's original obligations. The Company can provide no assurances, however, that the Company will, in fact, be able to redeploy these two aircraft back into Malaysian Airlines' operation to meet the contract's original obligations. Revenues associated with these contractual obligations are included in the Company's backlog amount included herein.

   Garuda.  The Company has flown for Garuda periodically since 1973 and yearly
   ------
since 1988. Since 1988, the Company has been one of the largest providers of passenger services to Indonesia for the Hadj pilgrimage. The Indonesian Hadj pilgrimage is the world's largest due to the size of Indonesia's Islamic population. In 1996, approximately 200,000 Indonesians traveled to Jeddah for the Hadj pilgrimage. During the 1996 Hadj pilgrimage, the Company provided passenger service to Garuda with seven aircraft, flying approximately 40,000 Indonesians on Company aircraft. Due to the Company's capacity constraint during the period of Hadj flying, the Company reached an agreement with Garuda to operate six aircraft during the 1997 pilgrimage.

   Philippine Airlines. In May 1996, the Company entered into a new ACMI
   -------------------
contract with Philippine Airlines, thereby further expanding its presence in the Pacific Rim. The Company presently operates four MD-11 passenger aircraft for Philippine Airlines under an agreement, with high minimum monthly utilization levels. The Company, however, has recently received a written communication from Philippine Airlines in which the airline contends that its leases for all four aircraft expire on November 15, 1997. The Company believes that this position is contrary to the understanding of the parties that each of the MD-11s are to be leased by Philippine Airlines for a period of 18 months from delivery of each aircraft. The parties are currently discussing the length of the lease term for these aircraft. The Company can provide no assurances, however, that Philippine Airlines will agree to lease any of the four MD-11 passenger aircraft beyond November 15, 1997, or that the Company will be able to secure other business at as favorable price and utilization levels.

   Also, subsequent to year-end, at Philippine Airlines' request, the Company agreed to a payment plan with respect to Philippine Airlines' wet lease obligations for several months beginning in March 1997. Although Phillipine Airlines is current on this payment plan to date, if Philippine Airlines defaults on this payment plan, or fails to meet its monthly aircraft lease obligations, this development, if not offset by other business, would have a material adverse effect on the cash flows, financial condition and results of operation of World Airways.

   U.S. Air Force.  The Company has provided international air transportation to
   --------------
the U.S. Air Force since 1956. The overall downsizing of the U.S. military, combined with a need to respond quickly to the growing number of global regional conflicts places a premium on the mobility of the U.S. armed forces. This is reflected in the stable size over the past several years of the USAF's procurement of commercial airlift services. Although the Company's agreements with the USAF provide for full service contracts with certain minimum performance requirements, the Company has risks similar to an ACMI agreement because the USAF agreements are cost-plus contracts at attractive rates.

   The USAF awards points to air carriers acting alone or through teaming arrangements in proportion to the number and type of aircraft such carriers make available to CRAF. The Company utilizes such teaming arrangements to maximize the value of potential awards. The Company leads a contractor teaming arrangement that enjoys a 44% market share of the USAF's overall commercial airlift requirement. During a period in which the U.S. military downsized substantially, the Company's portion of the fixed USAF award increased from $15.6 million for the government's 1992-93 fiscal year, to $52.8 million for the government's 1996-97 fiscal year.

   The current annual contract commenced on October 1, 1996 and expires on September 30, 1997. These contracts provide for a fixed level of scheduled business from the U.S. Air Force with opportunities for additional short-term expansion business on and ad hoc basis as needs arise. Due to the utilization of a significant number of the Company's aircraft under multi-year contracts and other contractual commitments, it is unlikely that the Company will be able to accept all of the available expansion business. Although overall Defense Department spending is being reduced, the level of the U.S. Air Force's contract awards has remained relatively constant in recent years. World Airways, however, cannot determine how future cuts in military spending may affect future operations with the U.S. Air Force.

   Although the Company's customers bear the financial risk of filling the Company's aircraft with passengers or cargo, the Company can be affected adversely if its customers are unable to operate the Company's aircraft profitably, or if one or more of the Company's customers experience a material adverse change in their market demand, financial condition or results of operations. Under these circumstances, the Company can be adversely affected by receiving delayed or partial payments or by receiving customer demands for rate and utilization reductions, flight cancellations, and/or early termination of their agreements.

   As a result of these and other contracts, the Company had an overall contract backlog at December 31, 1996 of $468.0 million, compared to $462.0 million at December 31, 1995. Approximately $253.5 million of the backlog relates to 1997 operations. The Company's backlog for each contract is determined by multiplying the minimum number of block hours (defined as the elapsed time computed from the moment the aircraft first moves under its own power at the point of origin to the time it comes to rest at its destination) guaranteed under the applicable contract by the specified hourly rate under such contract. Approximately 60% and 20% of the backlog relates to its multi-year contracts with Malaysian Airlines and Philippine Airlines, respectively. While the percentage of its 1997 block hour capacity that is currently under contract exceeds the comparable percentage in the past several years, the Company still has substantial uncontracted capacity in the third and fourth quarters of 1997. In addition, a significant portion of the Company's current contracts expire near the end of 1997. Although there can be no assurance that it will be able to secure additional business to reduce this excess capacity, the Company is actively seeking customers for 1997 and beyond. The Company's financial results and financial condition would be affected adversely if the Company is unable to secure additional business to reduce this excess capacity.

   The information regarding major customers and foreign revenue is contained in
Note 14 "Major Customers" of the Company's "Notes to Financial Statements" in
Item 8.

   Information concerning the classification of products within the air transportation industry comprising 10% or more of the Company's operating revenues from continuing operations is presented in the following table (in millions):

                                        Year Ended December 31,
                                        -----------------------
                                         1996     1995    1994
                                        -------  ------  ------

       Flight Operations - Passenger    $257.6   $168.0  $134.6
       Flight Operations - Cargo          39.3     64.6    39.3

COMPETITION

   The market for outsourcing air passenger and cargo ACMI services is highly competitive. Certain of the passenger and cargo air carriers against which the Company competes possess substantially greater financial resources and more extensive facilities and equipment than those which are now, or will in the foreseeable future become, available to the Company. The Company believes that the most important bases for competition in the ACMI outsourcing business are the age of the aircraft fleet, the passenger, payload and cubic capacities of the aircraft, and the price, flexibility, quality and reliability of the air transportation service provided. Competitors in the ACMI outsourcing market include MartinAir Holland, Tower Air and American TransAir and all-cargo carriers, such as Atlas Air, Gemini Air Cargo, Polar Air Cargo and Kitty Hawk, and scheduled and non-scheduled passenger carriers which have substantial belly capacity. The ability of the Company to achieve the growth anticipated by its strategic plan depends upon its success in convincing major international airlines that outsourcing some portion of their air passenger and cargo business remains more cost-effective than undertaking passenger or cargo operations with their own incremental capacity and resources. The allocation of military air transportation contracts by the USAF is based upon the number and type of aircraft a carrier, alone or through a teaming arrangement, makes available for use in times of national emergencies. The formation of competing teaming arrangements comprised of larger partners than those sponsored by the Company, an increase by other air carriers in their commitment of aircraft to the emergency program, or the withdrawal of the Company's current partners, could adversely affect the size of the USAF contracts, if any, which are awarded to the Company in future years.

SEASONALITY

   Historically, the Company's business has been significantly affected by seasonal factors. During the first quarter, the Company typically experiences lower levels of utilization and yields due to lower demand for passenger and cargo services relative to other times of the year. The Company experiences higher levels of utilization and yields in the second quarter, principally due to peak demand for commercial passenger services associated with the annual Hadj pilgrimage. In 1997, the Company's flight operations associated with the Hadj pilgrimage will occur from March 15 to May 20. Because the Islamic calendar is a lunar-based calendar, the Hadj pilgrimage occurs approximately 10 to 12 days earlier each year relative to the Western (Gregorian) calendar. As a result, revenues resulting from future Hadj pilgrimage contracts will continue to shift from the second quarter to the first quarter over the next several years. World Airways believes that its contracts with Malaysian Airlines and the USAF should lessen the effect of these seasonal factors.

   The quarterly financial data is contained in Note 17 "Unaudited Quarterly Results" of the Company's "Notes to Financial Statements" in Item 8.

NEW MD-11ER AIRCRAFT

   In 1996, World Airways entered into two 24-year leases with McDonnell Douglas to operate a new extended-range model of the McDonnell Douglas MD-11 (see "MD&A
- Liquidity and Capital Resources - Capital Commitments"). The aircraft, known as the MD-11ER, is capable of flying nonstop between such cities as Zurich and Santiago, New York and Johannesburg, and Los Angeles and Shanghai. The jetliner's increased range is due to a combination of the following:
engineering innovations; aerodynamics improvements that minimize aircraft drag; major reductions in the airframe weight; significantly increased fuel capacity; and a higher allowable maximum takeoff weight that provides the heavier fuel load without loss of payload.

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

   The air transportation industry in general is affected by the price and availability of aviation fuel. Both the cost and availability of aviation fuel are subject to many economic and political factors and events occurring throughout the world and remain subject to the various unpredictable economic and market factors that affect the supply of all petroleum products. Fluctuations in the price of fuel have not had a significant impact on the Company's operations in recent years because, in general, the Company's ACMI contracts with its customers limit the Company's exposure to increases in fuel prices. However, a substantial increase in the price or the unavailability of aviation fuel could have a material adverse effect on the air transportation industry in general and the financial condition and results of operations of the Company.

REGULATORY MATTERS

   The Company is subject to government regulation and control under the U.S. laws and the laws of the various countries which it operates. It is also governed by bilateral services agreements between the U.S. and the countries to which the Company provides airline service. The Company is subject to Title 49 of the United States Code (the "Transportation Code"), under which the DOT and the Federal Aviation Administration (the "FAA") exercise regulatory authority. Additionally, foreign governments assert jurisdiction over air routes and fares to and from the U.S., airport operation rights, and facilities access.

   The Company has periodically received correspondence from the FAA with respect to minor noncompliance matters. Most recently, as the FAA has increased its scrutiny of U.S. airlines, the Company was assessed a preliminary fine of $810,000 in connection with certain minor security violations by ground handling crews contracted by the Company for services at foreign airport locations. In each of these instances, the Company was in compliance with international regulations, but not the more stringent U.S. requirements. The Company has taken steps to comply with the U.S. requirements and believes that any fines ultimately imposed by the FAA will not have a material adverse effect on the financial condition or results of operations of the Company. The Company is subject to the Transportation Code, under which the DOT and the FAA exercise regulatory authority. Generally, the FAA has regulatory jurisdiction over flight operations, including equipment, personnel, maintenance and other safety matters. To assure compliance with its operational standards, the FAA requires air carriers to obtain operating, airworthiness and other certificates, which may be suspended or revoked for cause. The FAA also conducts safety audits and has the power to impose fines and other sanctions for violations of airline safety regulations. The DOT maintains authority over international aviation, subject to review by the President of the U.S. and has jurisdiction over unfair trade practices and consumer protection policies on domestic and international routes and fares.

Additionally, foreign governments assert jurisdiction over air routes and fares to and from the U.S., airport operation rights and facilities access.

   The Company is subject to the jurisdiction of the FAA with respect to aircraft maintenance and operations, including flight operations, equipment, aircraft noise, ground facilities, dispatch, communications, training weather observation, flight time, crew qualifications, aircraft registration and other matters affecting air safety. The FAA requires each air carrier to obtain an operating certificate and operations specifications authorizing the carrier to operate to particular airports on approved international routes using specified equipment. These certificates and specifications are subject to amendment, suspension, revocation or termination by the FAA. In addition, all of the Company's aircraft must have and maintain certificates of airworthiness issued or approved by the FAA. The Company currently holds an FAA air carrier operating certificate and operations specifications under Part 121 of the Federal Aviation Regulations. The FAA has the authority to suspend temporarily or revoke permanently the authority of the Company or its licensed personnel for failure to comply with regulations promulgated by the FAA and to assess civil penalties for such failures.

   Under the Airport Noise and Capacity Act of 1990 and related FAA regulations, the Company's aircraft fleet must comply with certain Stage 3 noise restrictions by certain specified deadlines. All of the Company's aircraft currently meet the Stage 3 noise reduction requirement, which is currently the most stringent FAA noise requirement. FAA regulations require compliance with the Traffic Alert and Collision Avoidance System ("TCAS"), approved airborne windshear warning system and aging aircraft regulations.

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

   The Company's international operations are generally governed by the network of bilateral civil air transport agreements providing for the exchange of traffic rights between governments which then select and designate air carriers authorized to exercise such rights. In the absence of a bilateral agreement, such international air services are governed by principles of comity and reciprocity. Bilateral provisions pertaining to the charter services in which the Company is primarily engaged vary considerably depending on the particular country. Most bilateral agreements into which the U.S. has entered permit either country to terminate the agreement with one year's notification to the other. In the event a bilateral agreement is terminated, international air service between the affected countries is governed by the principles of comity and reciprocity.

   Certain airports served by the Company are subject to slot allocations administered by the governments of the countries in which such airports are located or by coordinating committees comprising airline representatives. A "slot" is an authorization to take off or land at the designated airport within a specified time window. In the past, the Company has generally been successful in obtaining the slots it needs in order to conduct planned operations. There can be no assurance, however, that it will be able to do so in the future because, among other factors, government policies regulating the distribution of slots, both in the U.S., and in foreign countries, are subject to change.

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

   Due to its participation in CRAF, the Company is subject to inspections approximately every two years by the military as a condition of retaining its eligibility to perform military charter flights. The last such inspection was undertaken in 1996 and the next is anticipated to occur in 1998. As a result of such inspections, the Company has been required to implement measures, such as the establishment of a crew resource management course, beyond those required by the DOT, FAA and other government agencies. The USAF may terminate its contract with the Company if the Company fails to pass such inspection or otherwise fails to maintain satisfactory performance levels, if the Company loses its airworthiness certificate or if the aircraft pledged to the contracts lose their U.S. registry or are leased to unapproved carriers.

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

EMPLOYEES

   As of March 1, 1997, the Company had 726 full time employees classified as follows:

                                                        Number of
          Classification                            Full-Time Employees
          -----------                               -------------------
          Management...............................            9
          Administrative and Operations............          324
          Cockpit Crew (including pilots)..........          323
          Flight Attendants (active)...............           70
                                                             ---
            Total Employees........................          726
                                                             ===

   The Company's cockpit crew members, who are represented by the International Brotherhood of Teamsters (the "Teamsters"), are subject to a four-year collective bargaining agreement that will become amendable in June 1998.

   The Company's flight attendants are also represented by the Teamsters under a collective bargaining agreement that became amendable in 1992. The parties exchanged their opening contract proposals in 1992. In June 1996, the Company signed a new four year labor agreement with the Teamsters which provides for retroactive pay increases for the flight attendants and work rule flexibility and lengthened duty time rules for the Company. The agreement was ratified by the flight attendants in August 1996. The Company's flight attendants challenged the use of foreign flight attendant crews on the Company's flights for Malaysian Airlines and Garuda Indonesia which has historically been the Company's operating procedure. The Company is contractually obligated to permit its Southeast Asian customers to deploy their own flight attendants. While the arbitrator in this matter recently denied the Union's request for back pay to affected flight attendants for flying relating to the 1994 Hadj, the arbitrator concluded that the Company's contract with its flight attendants requires the Company to first actively seek profitable business opportunities that require using the Company's flight attendants, before the Company may accept wet lease business opportunities that use the flight attendants of the Company's customers. The Company can provide no assurances as to how the imposition of this requirement will affect the Company's financial condition and results of operations.

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

ITEM 2.  PROPERTIES
-------------------

FLIGHT EQUIPMENT

   At December 31, 1996, the Company's aggregate operating fleet consisted of thirteen leased aircraft as follows (see Note 11 "Long-Term Obligations" of the Company's "Notes to Financial Statements" in Item 8):

                                                             Capacity
                                              -------------------------------------
         Aircraft /(a)/                       Passenger (seats)/(b)/   Cargo (Tons)  Total /(c)/
   ---------------------------                ----------------------  ------------- ------------

   McDonnell Douglas MD-11                               409              --             4
   McDonnell Douglas MD-11F                               --              95             1
   McDonnell Douglas MD-11CF                             410              90             2
   McDonnell Douglas MD-11ER                             409              --             2
   McDonnell Douglas DC10-30                             350              --             3
   McDonnell Douglas DC10-30CF                           380              65             1
                                                                                        --
       Total                                                                            13
                                                                                        ==

   Notes
   -----
   (a) "F" aircraft are freighters, "CF" are convertible freighters and may operate in either passenger or freight configurations. "ER" aircraft maintain extended-range capabilities. Aircraft with no letter designation are passenger-only aircraft.
   (b) Based on standard operating configurations. Other configurations are occasionally used.
   (c) Lease terms expire between 1997 and 2020 (assuming exercise of all lease extensions).

GROUND FACILITIES

   The Company leases office space located near Washington Dulles International Airport which houses its corporate headquarters and substantially all of the administrative employees of the Company. In addition, the Company leases additional office and warehouse space in Wilmington, Delaware; Philadelphia, Pennsylvania; New York, New York; Los Angeles, California; Kuala Lumpur, Malaysia; Yakota, Japan; and Frankfurt, Germany. Additional small offices and maintenance material storage space are leased at often frequented airports to provide administrative and maintenance support for commercial and military contracts.


ITEM 3.  LEGAL PROCEEDINGS
--------------------------

   For a description of the Company's current legal proceedings, see Note 16, "Commitments and Contingencies" of the Company's "Notes to Financial Statements" in Item 8.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

   No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                                    PART II



ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK & RELATED SECURITY HOLDER
-----------------------------------------------------------------------
         MATTERS
         -------


   The Company's common stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market/SM/ under the symbol: WLDA. The high and low sales prices of the Company's common stock, as reported on the Nasdaq National Market, for each quarter following the Company's October 1995 initial public offering are as follows:

                                       Common Stock
                                   ---------------------
                                       High        Low
                                   ------------   ------
          1996
          ----

          Fourth Quarter            11 1/8         6 5/8
          Third Quarter              7 3/4         4 3/4
          Second Quarter            11 1/4         6 3/4
          First Quarter             11 1/8         6


          1995
          ----

          Fourth Quarter            12 3/4         9
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

   Under the terms of a shareholders agreement among the Company, WorldCorp, and MHS, the Company has agreed to declare and distribute all dividends properly payable, subject to the requirements of law and general overall financial prudence. The Credit Agreement with BNY Financial Corporation (as amended through September 1995, the "Credit Agreement") contains restrictions on the Company's ability to pay dividends on the common stock. The Credit Agreement provides that the Company shall not declare, pay or make any dividends or distributions in any six-month period which aggregate in excess of the lesser of $4.5 million or 50% of the Company's net income for the previous six months and requires that the Company have a cash balance of not less than $7.5 million after giving effect to such dividend or distribution. Additionally, WorldCorp, which owns approximately 61.3% of the Company's common stock as of December 31, 1996, is subject to the provisions of an indenture expiring in 2004, which causes the Company not to pay dividends upon the occurrence of any events of default by WorldCorp under such indenture.

   The approximate number of shareholders of record at March 14, 1997 is 55, and does not include those shareholders who hold shares in street name accounts.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------


                              WORLD AIRWAYS, INC.
                            SELECTED FINANCIAL DATA
                      (IN THOUSANDS EXCEPT PER SHARE DATA)


                                                                  Year Ended December 31,
                                              ----------------------------------------------------------------
                                                 1996      1995       1994             1993             1992
                                              --------   --------   --------         --------         --------

RESULTS OF OPERATIONS:
----------------------

Operating revenues                            $309,587   $242,386   $180,715         $178,736         $180,293
Operating expenses                             287,942    226,488    185,916/(1)/     186,065/(2)/     173,028
Operating income (loss)                         21,645     15,898     (5,201)          (7,329)           7,265/(3)
Earnings (loss) from continuing
 operations before income
 taxes and change in
 accounting principle                           19,032     14,748     (9,027)          (8,985)           8,654
Earnings (loss) from continuing
 operations before change
 in accounting principle                        18,353     14,146     (9,001)          (9,048)           8,418
Discontinued operations                        (32,375)    (5,250)        --               --               --
Cumulative effect of change in
 accounting principle                               --         --         --               --           (1,973)
Net earnings (loss)                            (14,022)     8,896     (9,001)          (9,048)           6,445
Weighted average common stock and
 common equivalent shares outstanding/(4)/      11,806     10,572      9,939            9,000            9,000

Primary and fully diluted earnings
 (loss) per common share:
 Continuing operations                        $   1.55   $   1.34     $(0.91)        $  (1.01)           $0.94
 Discontinued operations                         (2.74)     (0.50)        --               --               --
 Change in accounting principle                     --         --         --               --            (0.22)
 Net earnings (loss)                             (1.19)      0.84      (0.91)           (1.01)            0.72
 Cash dividends                                     --         --         --               --             2.16

FINANCIAL POSITION:
-------------------

Cash and restricted short-term
 investments                                  $  8,075   $ 26,180   $  4,722         $ 11,746         $ 12,958
Total assets                                   131,491    130,695     78,051           88,512           66,486
Notes payable and long-term obligations
 including current maturities                   50,538     37,112     33,826           42,256           13,076
Common stockholders' equity (deficit)            8,362     30,340     (1,367)          (7,756)           1,292
Dividends                                           --         --         --               --           19,445

-----------------------
(1) Operating expenses in 1994 include a $4.2 million reversal of excess accrued maintenance reserves associated with the expiration of three DC10-30 aircraft leases during 1994.
(2) Operating expenses in 1993 include $2.3 million of termination fees related to the early return of three DC10-30 aircraft.
(3) Operating income in 1992 includes $4.1 million related to settlement of contract claims with the U.S. Government related to Operation Desert Shield/Desert Storm.
(4) All share and per share data for the periods presented have been restated to reflect the 1-for-88,737 stock split which was effectuated in February 1994.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS
         -------------


   Management's Discussion and Analysis of Financial Condition and Results of Operations presented below relates to the operations of World Airways, Inc. ("World Airways" or "the Company") as reflected in its financial statements. World Airways was organized in March 1948 and became a wholly owned subsidiary of WorldCorp, Inc. ("WorldCorp") in a holding company reorganization in 1987.
In February 1994, pursuant to an October 1993 agreement, WorldCorp sold 24.9% of its ownership to MHS Berhad ("MHS"), a Malaysian aviation company. Effective December 31, 1994, WorldCorp increased its ownership in the Company to 80.1% through the purchase of 5% of World Airways common stock held by MHS. In October 1995, the Company completed an initial public offering in which 2,000,000 shares were issued and sold by the Company and 900,000 shares were sold by WorldCorp. At December 31, 1996, WorldCorp and MHS Berhad ("MHS") owned 61.3% and 17.6%, respectively, of the outstanding common stock of World Airways. The balance was publicly traded.

   On March 14, 1997, World Airways announced that Charles W. Pollard departed as President and Chief Executive Officer. Pursuant to the Company's bylaws, T. Coleman Andrews, III, Chairman of the Board, will act as President on an interim basis pending the hiring of a new CEO.

   The managements of WorldCorp and World Airways are currently exploring ways to maximize value for the shareholders of each company. WorldCorp is currently evaluating the feasibility of a disposition of its interest in World Airways through a secondary offering or to a third party. There can be no assurances, however, that any such transactions will ultimately be consummated. In addition, World Airways recently announced its intention to purchase up to one million shares of its publicly-traded Common Stock pursuant to open market transactions. As of February 28, 1997, World Airways has purchased 770,000 shares of its Common Stock for an aggregate cost of $7.8 million. World Airways does not intend to purchase any additional shares at this time.

   The Private Securities Litigation Reform Act of 1995 (the "Act") was recently passed by Congress. The Company desires to take advantage of the "safe harbor" provisions of the Act. Therefore, this report contains forward looking statements that are subject to risks and uncertainties, including, but not limited to, the reliance on key strategic alliances, fluctuations in operating results and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. These risks could cause the Company's actual results for 1997 and beyond to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company.

OVERVIEW

GENERAL

   World Airways is a leading global provider of long-range passenger and cargo air transportation outsourcing services to major international airlines under fixed rate, multi-year contracts. The Company's passenger and freight operations employ 13 wide-body aircraft which are currently operated under contracts, primarily with Pacific Rim airlines. These contracts generally require the Company to supply aircraft, crew, maintenance and insurance ("ACMI" or "wet lease"), while the Company's customers are responsible for a large
portion of the other operating expenses, including fuel.   World Airways'
airline customers have determined that outsourcing a portion of their wide-body passenger and cargo requirements can be less expensive, and offer greater operational and financial flexibility, than purchasing new aircraft and additional spare parts required for such aircraft. World Airways also leads a contractor teaming arrangement that is the largest single supplier of commercial airlift services to the United States Air Force's Air Mobility Command ("U.S. Air Force" or "USAF").

   In July 1996, World Airways restructured its business to focus on the growing and profitable ACMI contract services. As such, the Company ceased all scheduled passenger and scheduled charter services as of October 27, 1996, taking a one-time charge of $21.0 million (see "Discontinuation of Scheduled Service Operations").

   The Company generally charges customers on a block hour basis rather than a per seat or per pound basis. "Block hours" are defined as the elapsed time computed from the moment the aircraft first moves under its own power at the point of origin to the time it comes to rest at its final destination. The Company provides most services under two types of contracts: wet lease contracts and full service contracts. Under wet lease contracts, the Company provides the aircraft, cockpit crew, maintenance and insurance and the customer provides all other operating services and bears all other operating expenses, including fuel and fuel servicing, marketing costs associated with obtaining passengers and/or cargo, airport passenger and cargo handling fees, landing fees, cabin crews, catering, ground handling and aircraft push-back and de-icing services. Under full service contracts, the Company provides fuel, catering, ground handling, cabin crew and all related support services as well. Accordingly, the Company generally charges a lower rate per block hour for wet lease contracts than full service contracts, although it does not necessarily earn a lower profit. Because of shifts in the mix between full service contracts and wet lease contracts, fluctuations in revenues are not necessarily indicative of volume trends or profitability. It is important, therefore, to measure the Company's business volume by block hours flown and to measure profitability by operating income per block hour.

   As is common in the air transportation industry, the Company has relatively high fixed aircraft costs. While the Company believes that the lease rates on its MD-11 aircraft are favorable relative to lease rates of other MD-11 operators, the Company's MD-11 aircraft have higher lease costs (although lower operating costs) than its DC10-30 aircraft. Therefore, achieving high average daily utilization of its aircraft (particularly its MD-11 aircraft) at attractive yields are important factors to the Company's financial results. In addition to fixed aircraft costs, a portion of the Company's labor costs are fixed due to monthly minimum guarantees to cockpit crewmembers and flight attendants.

CUSTOMERS

   Historically, the Company's business has relied heavily on its contracts with Malaysian Airline System Berhad ("Malaysian Airlines"), P.T. Garuda Indonesia ("Garuda") and the U.S. Air Force. These customers provided approximately 34%, 13%, and 25%, respectively, of the Company's revenues and 42%, 14%, and 17%, respectively, of total block hours from continuing operations during 1996. For 1995, these customers provided approximately 42%, 11%, and 21%, respectively, of the Company's revenues and 48%, 11%, and 13%, respectively, of total block hours from continuing operations. In 1996, the Company commenced operations for Philippine Airlines, Inc. ("Philippine Airlines") providing four MD-11 aircraft under year-round wet lease contracts. These operations provided approximately 15% and 17% of the Company's revenues and block hours from continuing operations, respectively, during 1996. The Company expects that the agreement with Philippine Airlines will continue to have a substantial impact on its revenues and block hours in 1997.

   Malaysian Airlines.  World Airways has provided wet lease services to
   ------------------
Malaysian Airlines since 1981, providing wet lease services for Malaysian Airlines' scheduled passenger and cargo operations as well as transporting passengers for the annual Hadj pilgrimage. MHS, which owns 17.6% of the Company as of December 31, 1996, also owns 29.1% of Malaysian Airlines. In late 1994, the Company entered into a series of multi-year contracts, with expiration dates ranging from 1997 to 2000, to provide aircraft to Malaysian Airlines. In 1996, World Airways provided three aircraft for Hadj operations. The Company recently entered into a new 32-month agreement for year-round operations (including the Hadj) with Malaysian Airlines whereby the Company will provide two aircraft with cockpit crews, maintenance and insurance to Malaysian Airlines' newly-formed charter division through May 1999. The Company is currently in preliminary discussions with Malaysian Airlines regarding a potential eleven-month reduction in the utilization of one of these aircraft during the 32-month term of the contract.

   Until recently, the Company operated four passenger aircraft for Malaysian Airlines under the multi-year agreements described above. The contract for two of the four passenger aircraft for Malaysian Airlines expired in March 1997. While the Company is deploying these two aircraft in the 1997 Hadj, and will actively re-market the aircraft thereafter, the Company can provide no assurance that it will be able to redeploy the two aircraft, beginning June 1997, at price and utilization levels at least as favorable as under the terms of the Malaysian Airlines contracts.

   The Company originally operated three MD-11 cargo aircraft for Malaysian Airlines. However, beginning in July, 1996, and as mutually agreed by the parties, World Airways redeployed two cargo aircraft, which had been operating under these contracts, into the Philippine Airlines contract. The Company and Malaysian Airlines are currently discussing the future redeployment of these aircraft back into Malaysian Airlines' operations in order to meet the contracts' original obligations. The Company can provide no assurances, however, that the Company will, in fact, be able to redeploy these two aircraft back into Malaysian Airlines' operation to meet the contracts' original obligations. Revenues associated with these contractual obligations are included in the Company's backlog amount included herein.

   Garuda.  The Company has flown for Garuda periodically since 1973 and yearly
   ------
since 1988. Since 1988, the Company has been one of the largest providers of passenger services to Indonesia for the Hadj pilgrimage. The Indonesian Hadj pilgrimage is the world's largest due to the size of Indonesia's Islamic population. In 1996, approximately 200,000 Indonesians traveled to Jeddah for the Hadj pilgrimage. During the 1996 Hadj pilgrimage, the Company provided passenger service to Garuda with seven aircraft, flying approximately 40,000 Indonesians on Company aircraft. Due to the Company's capacity constraint during the period of Hadj flying, the Company reached an agreement with Garuda to operate six aircraft during the 1997 pilgrimage.

   Philippine Airlines. In May 1996, the Company entered into a new ACMI
   -------------------
contract with Philippine Airlines, thereby further expanding its presence in the Pacific Rim. The Company presently operates four MD-11 passenger aircraft for Philippine Airlines under an agreement, with high minimum monthly utilization levels. The Company, however, has recently received a written communication from Philippine Airlines in which the airline contends that its leases for all four aircraft expire on November 15, 1997. The Company believes that this position is contrary to the understanding of the parties that each of the MD-11s are to be leased by Philippine Airlines for a period of 18 months from delivery of each aircraft. The parties are currently discussing the length of the lease term for these aircraft. The Company can provide no assurances, however, that Philippine Airlines will agree to lease any of the four MD-11 passenger aircraft beyond November 15, 1997, or that the Company will be able to secure other business at as favorable price and utilization levels.

   Also, subsequent to year-end, at Philippine Airlines' request, the Company agreed to a payment plan with respect to Philippine Airlines' wet lease obligations for several months beginning in March 1997. Although Philippine Airlines is current on this payment plan to date, if Philippine Airlines defaults on this payment plan, or fails to meet its monthly aircraft lease obligations, this development, if not offset by other business, would have a material adverse effect on the cash flows, financial condition and results of operation of World Airways.

   U.S. Air Force.  The Company has provided international air transportation to
   --------------
the U.S. Air Force since 1956. The overall downsizing of the U.S. military, combined with a need to respond quickly to the growing number of global regional conflicts places a premium on the mobility of the U.S. armed forces. This is reflected in the stable size over the past several years of the USAF's procurement of commercial airlift services. Although the Company's agreements with the USAF provide for full service contracts with certain minimum performance requirements, the Company has risks similar to an ACMI agreement because the USAF agreements are cost-plus contracts at attractive rates.

   The USAF awards points to air carriers acting alone or through teaming arrangements in proportion to the number and type of aircraft such carriers make available to CRAF. The Company utilizes such teaming arrangements to maximize the value of potential awards. The Company leads a contractor teaming arrangement that enjoys a 44% market share of the USAF's overall commercial airlift requirement. During a period in which the U.S. military downsized substantially, the Company's portion of the fixed USAF award increased from $15.6 million for the government's 1992-93 fiscal year, to $52.8 million for the government's 1996-97 fiscal year.

   The current annual contract commenced on October 1, 1996 and expires on September 30, 1997. These contracts provide for a fixed level of scheduled business from the U.S. Air Force with opportunities for additional short-term expansion business on and ad hoc basis as needs arise. Due to the utilization
                          ------
of a significant number of the Company's aircraft under multi-year contracts and other contractual commitments, it is unlikely that the Company will be able to accept all of the available expansion business. Although overall Defense Department spending is being reduced, the level of the U.S. Air Forces contract awards has remained relatively constant in recent years. World Airways, however, cannot determine how future cuts in military spending may affect future operations with the U.S. Air Force.

   Although the Company's customers bear the financial risk of filling the Company's aircraft with passengers or cargo, the Company can be affected adversely if its customers are unable to operate the Company's aircraft profitably, or if one or more of the Company's customers experience a material adverse change in their market demand, financial condition or results of operations. Under these circumstances, the Company can be adversely affected by receiving delayed or partial payments or by receiving customer demands for rate and utilization reductions, flight cancellations, and/or early termination of their agreements.

   As a result of these and other contracts, the Company had an overall contract backlog at December 31, 1996 of $468.0 million, compared to $462.0 million at December 31, 1995. Approximately $253.5 million of the backlog relates to 1997 operations. The Company's backlog for each contract is determined by multiplying the minimum number of block hours (defined as the elapsed time computed from the moment the aircraft first moves under its own power at the point of origin to the time it comes to rest at its destination) guaranteed under the applicable contract by the specified hourly rate under such contract. Approximately 60% and 20% of the backlog relates to its contracts with Malaysian Airlines and Philippine Airlines, respectively. While the percentage of its 1997 block hour capacity that is currently under contract exceeds the comparable percentage in the past several years, the Company still has substantial uncontracted capacity in the third and fourth quarters of 1997. In addition, a significant portion of the Company's current contracts expire near the end of 1997. Although there can be no assurance that it will be able to secure additional business to reduce this excess capacity, the Company is actively seeking customers for 1997 and beyond. The Company's financial results and financial condition would be affected adversely if the Company is unable to secure additional business to reduce this excess capacity.

   The information regarding major customers and foreign revenue is contained in
Note 14 "Major Customers" of the Company's "Notes to Financial Statements" in
Item 8.

COMPETITION

   The market for outsourcing air passenger and cargo ACMI services is highly competitive. Certain of the passenger and cargo air carriers against which the Company competes possess substantially greater financial resources and more extensive facilities and equipment than those which are now, or will in the foreseeable future become, available to the Company. The Company believes that the most important bases for competition in the ACMI outsourcing business are the age of the aircraft fleet, the passenger, payload and cubic capacities of the aircraft, and the price, flexibility, quality and reliability of the air transportation service provided. Competitors in the ACMI outsourcing market include MartinAir Holland, Tower Air and American TransAir and all-cargo carriers, such as Atlas Air, Gemini Air Cargo, Polar Air Cargo and Kitty Hawk, and scheduled and non-scheduled passenger carriers which have substantial belly capacity. The ability of the Company to achieve the growth anticipated by its strategic plan depends upon its success in convincing major international airlines that outsourcing some portion of their air passenger and cargo business remains more cost-effective than undertaking passenger or cargo operations with their own incremental capacity and resources. The allocation of military air transportation contracts by the USAF is based upon the number and type of aircraft a carrier, alone or through a teaming arrangement, makes available for use in times of national emergencies. The formation of competing teaming arrangements comprised of larger partners than those sponsored by the Company, an increase by other air carriers in their commitment of aircraft to the emergency program, or the withdrawal of the Company's current partners, could adversely affect the size of the USAF contracts, if any, which are awarded to the Company in future years.

CYCLICAL NATURE OF AIR CARRIER BUSINESS

   The Company operates in a challenging business environment. The air transportation industry is highly sensitive to general economic conditions. Since a substantial portion of passenger airline travel (both business and personal) is discretionary, the industry tends to experience severe adverse financial results during general economic downturns and can be adversely affected by unexpected global political developments. The financial results of air cargo carriers are also adversely affected by general economic downturns due to the reduced demand for air cargo transportation. In 1993 and 1994, the combination of a generally weak global economy and the depressed state of the air transportation industry adversely affected the Company's operating performance. Although the Company recently has experienced a growth in demand, such that block hours flown from continuing operations increased in 1996 by 23% over 1995, there can be no assurance that this level of growth will continue.

SEASONALITY

   Historically, the Company's business has been significantly affected by seasonal factors. During the first quarter, the Company typically experiences lower levels of utilization and yields due to lower demand for passenger and cargo services relative to other times of the year. The Company experiences higher levels of utilization and yields in the second quarter, principally due to peak demand for commercial passenger services associated with the annual Hadj pilgrimage. In 1997, the Company's flight operations associated with the Hadj pilgrimage will occur from March 15 to May 20. Because the Islamic calendar is a lunar-based calendar, the Hadj pilgrimage occurs approximately 10 to 12 days earlier each year relative to the Western (Gregorian) calendar. As a result, revenues resulting from future Hadj pilgrimage contracts will continue to shift from the second quarter to the first quarter over the next several years. World Airways believes that its contracts with Malaysian Airlines and the USAF should lessen the effect of these seasonal factors.

GEOGRAPHIC CONCENTRATION

   The Company derives a significant percentage of its revenues and block hours from its operations in the Pacific Rim region. While the Company believes the Pacific Rim region is a growth market for air transportation, any economic decline or any military or political disturbance in this area may interfere with the Company's ability to provide service in this area and could have a material adverse effect on the financial condition or results of operations of the Company.

UTILIZATION OF AIRCRAFT

   Due to the large capital costs of leasing and maintaining the Company's aircraft, each of the Company's aircraft must have high utilization at attractive rates in order for the Company to operate profitably. Although the Company's strategy is to enter into long-term contracts with its customers, the terms of the Company's existing customer contracts are substantially shorter than the terms of the Company's lease obligations with respect to the aircraft. There can be no assurance that the Company will be able to enter into additional contracts with new or existing customers or that it will be able to obtain enough additional business to fully utilize each aircraft. The Company's financial results could be materially adversely affected even by relatively brief periods of low aircraft utilization and yields. In order to maximize aircraft utilization, the Company does not intend to acquire new aircraft unless such aircraft would be necessary to service existing needs or the Company has obtained additional ACMI contracts for the aircraft to service. The Company is seeking to obtain additional ACMI contracts with new and existing customers, to which such new aircraft would be dedicated when placed in service, but the Company can provide no assurance that it will obtain new ACMI contracts or that existing ACMI contracts will be renewed or extended.

MAINTENANCE

   Engine maintenance accounts for most of the Company's annual maintenance expenses. Typically, the hourly cost of engine maintenance increases as the aircraft ages. The Company outsources major airframe maintenance and power plant work to several suppliers. The Company has a 10-year contract expiring in August 2003 with United Technologies Corporation's Pratt & Whitney Group for all off-wing maintenance on the PW 4462 engines that power its MD-11 aircraft.
Under this contract, the manufacturer agreed to provide such maintenance services at a cost not to exceed specified rates per hour during the term of the contract. The Company's maintenance costs associated with the MD-11 aircraft and PW 4462 engines have been significantly reduced due in part to manufacturer guarantees and warranties which began to expire in 1995 and which will fully expire by 1998. In addition, the specified rates per hour are subject to annual escalation, increasing substantially in 1998. Accordingly, while the Company believes the terms of this agreement have resulted in lower engine maintenance costs than it otherwise would incur, engine maintenance costs will increase substantially during the last five years of the agreement. The Company will begin to accrue these increased expenses in 1997. Therefore, the Company expects that maintenance expenses will continue to increase during the remainder of the term of the contract as the Company's aircraft fleet ages.

OPERATING LOSSES

   While the Company generated operating income each year from 1987 through 1992 and in 1995, it sustained operating losses in 1993 and 1994 of $7.3 million and $5.2 million, respectively, and net losses of $9.0 million in each of these two years. For the year ended December 31, 1996, the Company incurred a net loss of $14.0 million, which resulted from operating losses incurred in the Company's scheduled service operations, which were discontinued in 1996, and the related estimated loss on disposal. Earnings from continuing operations were $18.4 million for 1996. There can be no assurance that the Company will be able to generate operating income in 1997 or future years.

CONTROL BY WORLDCORP; POTENTIAL CONFLICTS OF INTEREST

   As of December 31, 1996, WorldCorp owned approximately 61.3% of the Company's outstanding common stock. WorldCorp is a holding company that owns majority positions in two companies: InteliData Technologies Corporation ("InteliData") and the Company. WorldCorp is highly leveraged and therefore requires substantial funds to cover debt service each year. As a holding company, all of WorldCorp's funds are generated through its subsidiaries, neither of which is expected to pay dividends in the foreseeable future. As a result of WorldCorp's cash requirements, it may be required to sell additional shares of the Company's common stock from time to time, and such sales, or the threat of such sales, could have a material adverse affect on the market price on the Company's common stock. The Company's ability to pay dividends is subject to certain restrictions contained within a WorldCorp indenture (see "Other Matters
- Dividend Policy"). Except as limited by contractual arrangements with MHS, WorldCorp also is in a position to control the outcome of substantially all issues submitted to the Company's stockholders, including the election of all of the Company's Board of Directors, adoption of amendments to the Company's Certificate of Incorporation, and approval of mergers. Under Delaware law, WorldCorp may approve certain actions by written consent without a meeting of the stockholders of the Company. In addition, the Company's Board of Directors has eight members, one of whom, T. Coleman Andrews, III, is President, Chief Executive Officer and a director of WorldCorp.

   The managements of WorldCorp and World Airways are currently exploring ways to maximize value for the shareholders of each company. WorldCorp is currently evaluating the feasibility of a disposition of its interest in World Airways through a secondary offering or a sale to a third party. There can be no assurances, however, that any such transactions will ultimately be consummated.

   In addition, World Airways recently announced its intention to purchase up to one million shares of its publicly-traded Common Stock pursuant to open market transactions. As of February 28, 1997, World Airways has purchased 770,000 shares of its Common Stock pursuant to such purchases for an aggregate cost of $7.8 million. World Airways does not intend to purchase any additional shares at this time.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

   Total block hours increased 13,183 hours, or 35%, to 50,525 hours in 1996 from 37,342 hours in 1995, with an average of 14.1 available aircraft per day in 1996 compared to 10.3 in 1995. Average daily utilization (block hours flown per day per aircraft) decreased to 9.8 hours in 1996 from 9.9 hours in 1995. In 1996, the Company continued to obtain a higher percentage of its revenues under wet lease contracts as opposed to full service contracts. In 1996, wet lease contracts accounted for 68% of total block hours, consistent with 70% in 1995. Total operating revenues increased $67.2 million, or 28%, to $309.6 million in 1996 from $242.4 million in 1995.

Continuing Operations
---------------------

   Block hours from continuing operations increased 8,269 hours, or 23%, to 43,897 hours in 1996 from 35,628 hours in 1995.

   Operating Revenues.  Revenues from flight operations increased $64.3 million,
   ------------------
or 28%, to $296.9 million in 1996 from $232.6 million in 1995. This increase was primarily attributable to an increase in military flying and an increase in revenues generated from its 1996 Hadj operations and services to certain international carriers, partially offset by a decrease in cargo operations resulting from a shift in the mix of business during 1996.

   Operating Expenses.  Total operating expenses increased $61.4 million, or
   ------------------
27%, in the 1996 to $287.9 million from $226.5 million in 1995.

   Flight operations expenses include all expenses related directly to the operation of the aircraft other than aircraft cost, fuel and maintenance. Also included are expenses related to flight dispatch and flight operations administration. Flight operations expenses increased $5.9 million, or 9%, in 1996 to $71.1 million from $65.2 million in 1995. This increase resulted primarily from an increase in block hours flown and higher crew costs and up-front training expenses in connection with the integration of additional aircraft into the fleet. These increases were partially offset by a decrease in accrued profit sharing expenses. In 1995, the Company accrued profit sharing expenses as a result of earnings experienced during that period. No such accrual is necessary in 1996 as a result of losses from the discontinuation of scheduled service operations. In addition, the Company expects that its training costs will increase in 1997 as a result of crewmember attrition.

   Maintenance expenses increased $18.7 million, or 45%, in 1996 to $60.5 million from $41.8 million in 1995. This increase resulted primarily from the integration of additional aircraft into the fleet and a corresponding increase in block hours flown. In addition, the Company experienced an increase in costs associated with the MD-11 aircraft and related engines as a result of certain manufacturer guarantees and warranties which began to expire in 1995 and will fully expire by 1998. As discussed previously, the Company expects its maintenance expense to increase in 1997 due to escalations in the specified rates per hour under the Company's maintenance agreement.

   Aircraft costs increased $17.9 million, or 27%, in 1996 to $85.2 million from $67.3 million in 1995. This increase was primarily due to the lease of two MD-11ER aircraft in the first quarter of 1996 and the lease of incremental DC10-30 aircraft which began in the second and fourth quarters of 1995 and the first quarter of 1996, partially offset by the return of two DC10-30 aircraft to the lessor in the third quarter of 1995.

   Fuel expenses increased $2.6 million, or 16%, in 1996 to $19.3 million from $16.7 million in 1995. This increase is due primarily to an increase in fuel utilized in connection with its military operations and a slight increase in price per gallon.

   Promotions, sales and commissions increased $4.2 million in 1996 to $6.2 million from $2.0 million in 1995. This increase resulted primarily from commissions paid in connection with the new Philippine Airlines contract and an increase in teaming arrangement commissions associated with the larger fixed-award contract received from the U.S. Air Force beginning October 1995.

   Depreciation and amortization increased $1.9 million, or 31%, in 1996 to $8.0 million from $6.1 million in 1995. This increase resulted primarily from an increase in spare parts required to support the additional MD-11 aircraft and incremental DC10-30 aircraft described above.

   General and administrative expenses increased $6.5 million, or 36%, in 1996 to $24.7 million from $18.2 million in 1995. This increase was primarily due to the hiring of additional administrative personnel necessary to support the growth in the Company's core business and an increase in certain legal and professional fees.

Discontinued Operations
-----------------------

   For its scheduled service operations, the Company commenced service between Tel Aviv and New York in July 1995 and commenced service between the United States and South Africa in June 1996. In addition, the Company commenced scheduled charter operations between the United States and Germany, Switzerland, Ireland, and the United Kingdom in May 1996. The Company, however, was unable to operate these scheduled service operations profitably.

   In July 1996, the Company announced its decision to exit its scheduled service operations by October 1996 and focus its operations on its core business: operating aircraft under contracts with international carriers, the U.S. Government, and international tour operators. Consistent with this decision, World Airways ceased all scheduled operations as of October 27, 1996. As a result, the Company's scheduled service operations were reflected as discontinued operations as of June 30, 1996, and prior period results have been restated to reflect scheduled service operations as discontinued operations. Loss from discontinued operations (net of income tax effect) approximated $11.7 million for the year ended December 31, 1996. In addition, an estimated loss on disposal of $21.0 million (net of income tax effect) which was recorded as of June 30, 1996, included the following: $13.6 million for estimated operating losses during the phase-out period; a $2.6 million estimated loss to be incurred in connection with sub-leasing DC-10 aircraft which will not be utilized in the Company's operations subsequent to the phase-out of scheduled service operations; a $2.3 million writeoff of related leasehold improvements; and $2.0 million for passenger reprotection expenses. The Company incurred approximately $18.9 million of these costs during the six months ended December 31, 1996 and the Company believes that its remaining accrual for estimated losses on disposal will be adequate to meet the remaining costs to be incurred during the phase-out period. In connection with the discontinuance of the Company's scheduled service operations, the Company is subject to claims by various third parties and may be subject to further claims in the future (see "Other Matters - Legal and Administrative Procedures").

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

   Total block hours increased 10,885 hours, or 41%, to 37,342 hours in 1995 from 26,457 hours in 1994, with an average of 10.3 available aircraft per day in 1995 compared to 8.2 in 1994. Average daily utilization (block hours flown per day per aircraft) increased to 9.9 hours in 1995 from 8.8 hours in 1994. In 1995, the Company continued to obtain a higher percentage of its revenues under wet lease contracts as opposed to full service contracts. In 1995, wet lease contracts accounted for 70% of total block hours, up from 63% in 1994. Total operating revenues increased $78.8 million, or 44%, to $259.5 million in 1995 from $180.7 million in 1994.

Continuing Operations
---------------------

   Block hours from continuing operations increased 9,171 hours, or 35%, to 35,628 hours in 1995 from 26,457 hours in 1994.

   Operating Revenues.  Revenues from flight operations increased $58.7 million,
   ------------------
or 34%, to $232.6 million in 1995 from $173.9 million in 1994. This increase was primarily attributable to a $58.4 million increase in revenues generated from the new multi-year contracts with Malaysian Airlines. Average daily utilization for these contracts was 11.2 hours in 1995. In addition, the Company realized an increase in revenues associated with services to certain international carriers. Partially offsetting these increases was a decrease in revenues associated with the 1995 summer charter programs to Europe.

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

   Operating Expenses.  Total operating expenses increased $40.6 million, or
   ------------------
22%, in 1995 to $226.5 million from $185.9 million in 1994.

   Flight operations expenses include all expenses related directly to the operation of the aircraft other than aircraft cost, fuel and maintenance. Also included are expenses related to flight dispatch and flight operations administration. Flight operations expenses increased $7.4 million, or 13%, in 1995 to $65.2 million from $57.8 million in 1994. This increase resulted primarily from the following: an increase in block hours flown; higher cockpit crew levels associated with the integration of additional aircraft into the fleet in 1995; and an increase in accruals under the Company's profit sharing plans for its crewmembers during 1995. These factors were partially offset by a shift from full service to basic contracts.

   Maintenance expenses increased $15.6 million, or 60%, in 1995 to $41.8 million from $26.2 million in 1994. This increase resulted primarily from a non-recurring 1994 reversal of $4.2 million of excess reserves associated with the expiration of three DC10-30 aircraft leases and the increase in block hours flown in 1995 and lower costs associated with reduced maintenance requirements of new MD-11 aircraft and the guarantees and warranties received from the engine and aircraft manufacturers of the MD-11 aircraft and related engines, which guaranties and warranties began to expire in 1995.

   Aircraft costs increased $13.4 million, or 25%, in 1995 to $67.3 million from $53.9 million in 1994. This increase was primarily due to the lease of two additional MD-11 convertible aircraft in the first quarter of 1995 and the short-term lease of incremental DC10-30 aircraft which began in the fourth quarter of 1994 and second quarter of 1995, partially offset by the return of three lower-cost DC10-30 aircraft to the lessor in the third quarter of 1994.

   Fuel expenses decreased $0.2 million in 1995 to $16.7 million from $16.9 million in 1994. This decrease is due primarily from a shift from full service to basic contracts in 1995 under which the Company is not responsible for fuel, partially offset by an increase in fuel uplifted for military and scheduled service operations.

   Promotions, sales and commissions increased $0.9 million in 1995 to $2.0 million from $1.1 million in 1994. This increase resulted primarily from an increase in joint venture commissions associated with the larger fixed-award contract received from the U.S. Air Force beginning October 1995.

   Depreciation and amortization increased $2.1 million, or 53%, in 1995 to $6.1 million from $4.0 million in 1994. This increase resulted primarily from an increase in spare parts required to support the additional MD-11 aircraft and incremental DC10-30 aircraft described above as well as the amortization of certain MD-11 aircraft integration costs and other deferred costs.

   General and administrative expenses decreased $2.3 million, or 11%, in 1995 to $18.2 million from $20.5 million in 1994. This decrease was primarily due to a decrease in certain legal and professional fees, partially offset by the hiring of additional marketing personnel.

   Other Income (Expense).  Other expenses decreased $2.6 million, or 68%, in
   ----------------------
1995 from 1994 primarily due to a $0.7 million loss on the sale of a DC10 engine by the Company in 1994. In addition, the Company recognized a $0.8 million gain in 1995 resulting from a settlement with the lessor relating to the return of two DC10 aircraft in 1993.

LIQUIDITY AND CAPITAL RESOURCES

   The Company is highly leveraged. The Company incurred substantial debt and lease commitments during the past three years in connection with its acquisition of MD-11 aircraft and related spare parts. At December 31, 1996, the Company had total long-term indebtedness of approximately $30.1 million and notes payable and current maturities of long-term obligations of $20.4 million. In addition, the Company has significant future long-term obligations under aircraft lease obligations relating to its aircraft. The Company has historically financed its working capital and capital expenditure requirements out of cash flow from operating activities, public and private sales of its common stock, secured borrowings, and other financings from banks and other lenders. The degree to which the Company is leveraged could have important consequences to holders of Common Stock, including the following: (i) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or other purposes may be limited;
(ii) the Company's degree of leverage and related debt service obligations, as well as its obligations under operating leases for aircraft, may make it more vulnerable than some of its competitors in a prolonged economic downturn; and
(iii) the Company's financial position may restrict its ability to pursue new business opportunities and limit its flexibility in responding to changing business conditions.

   The Company's cash and cash equivalents at December 31, 1996 and December 31, 1995 were $7.0 million and $25.3 million, respectively. As is common in the airline industry, the Company operates with a working capital deficit. At December 31, 1996 the Company's current assets were $44.4 million and current liabilities were $74.0 million. The Company believes that the combination of the financings consummated to date, income from continuing operations and the additional financings described below will be sufficient to allow the Company to meet its cash requirements related to the remaining phase-out of its discontinued operations and the operating and capital requirements for its continuing operations for the next twelve months.

   In 1996, the Company instituted a program to purchase up to one million shares of its publicly-traded Common Stock pursuant to open market transactions. As of March 1, 1997, the Company had purchased 770,000 shares of its Common Stock at an aggregate cost of approximately $7.8 million pursuant to such purchases. The Company does not intend to repurchase any additional shares at this time.

CASH FLOWS FROM OPERATING ACTIVITIES

   Operating activities used $1.5 million in cash for the year ended December 31, 1996 compared to providing $18.7 million of cash in the comparable period in 1995. This decrease in cash in 1996 resulted primarily from an increase in losses from discontinued operations and the loss on disposal of discontinued operations, an increase in accounts receivable, and a decrease in unearned revenue, partially offset by an increase in accounts payable, accrued expenses, and other liabilities.

CASH FLOWS FROM INVESTING ACTIVITIES

   Investing activities used $9.1 million in cash for the year ended December 31, 1996, compared to $22.5 million in the comparable period in 1995. In 1996, cash was used primarily for the purchase of rotable spare parts required for the integration of two MD-11 aircraft and incremental DC-10 aircraft and leasehold improvements required on one of the DC-10 aircraft obtained in late 1995.

CASH FLOWS FROM FINANCING ACTIVITIES

   Financing activities used $7.6 million in cash for the year ended December 31, 1996 compared to providing $25.0 million in the comparable period in 1995. This decrease in cash resulted primarily from the purchase of shares of the Company's common stock for an aggregate cost of $7.4 million in 1996, as compared to proceeds of $22.8 million from the sale of common stock in 1995.

CAPITAL COMMITMENTS

   In October 1992 and January 1993, the Company signed a series of agreements to lease seven new MD-11 aircraft for initial lease terms of two to five years, renewable for up to 10 years (and in the case of one aircraft, for 13 years) by the Company with increasing rent costs. As of March 1995, the Company had taken delivery of all seven aircraft, consisting of four passenger MD-11 aircraft, one freighter MD-11, and two passenger/cargo convertible MD-11s. As part of the lease agreements, the Company was assigned purchase options for four additional MD-11 aircraft. In 1992, the Company made non-refundable deposits of $1.2 million toward the option aircraft. In March 1996, the Company signed an agreement with the manufacturer to lease two MD-11ER aircraft. Under the agreement, the Company leased each aircraft for a term of 24 years with an option to return the aircraft after a seven year period with certain fixed termination fees. As part of the agreement, the above-mentioned deposits were applied towards the deposits required on these two aircraft. In addition, the Company agreed to assume an existing lease of two additional MD-11 freighter aircraft for 20 years, beginning in 1999, in the event that the existing lessee terminates its lease with the manufacturer at that time. As of December 31, 1996, annual minimum payments required under the Company's aircraft and lease obligations totaled $86.2 million for 1997.

   As a result of the Company's decision to discontinue scheduled service operations, the Company reached an agreement with the lessor to terminate the leases of two DC10-30 aircraft effective December 31, 1996. As of March 31, 1997, World Airways leases one short-term DC10-30 aircraft and four long-term DC10-30 aircraft with terms expiring in 1999, 2003, and two in 1997.

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

   As discussed above, the Company signed an agreement for the lease of two MD-11ER aircraft beginning in the first quarter of 1996 to provide additional capacity for growth opportunities. As part of the agreement for the MD-11 aircraft, the Company received spare parts financing from the lessor of $9.0 million of which $3.0 million was made available with the delivery of each aircraft, and the remaining $3.0 million was made available in December 1996.
As of December 31, 1996, approximately $6.4 million had been received. In January 1996, the Company agreed to purchase an additional engine and received a commitment from the engine manufacturer to finance 85% of its purchase price over a seven-year term with an interest rate to be fixed at the time of delivery, which is expected to be during 1997.

   The Company's fixed assets increased approximately $17.7 million during 1996. The majority of this amount relates to assets which were financed. The Company anticipates that its total capital expenditures in 1997, which includes the spare engine, will approximate $10.2 million of which the Company will receive approximately $6.1 million in financing. The Company expects that the remaining balance will be funded from its operating cash flow and available cash balances. In March 1996, the Credit Agreement was amended to increase the limit on capital expenditures by the Company to no more than $35.0 million and $25.0 million in 1996 and 1997, respectively.

   As of December 31, 1996, the Company held approximately $3.9 million (at book value) of aircraft spare parts currently available for sale.

FINANCING DEVELOPMENTS

   Effective June 30, 1996, the Company amended its Credit Agreement with BNY Financial Corporation ("BNY") to include the following: a $10.0 million spare parts loan and an $8.0 million revolving line of credit. This amended Credit Agreement is collateralized by certain receivables, inventory, and equipment. As of December 31, 1996, the outstanding balance of the spare parts loan and revolving line of credit was $7.6 million and $6.8 million, respectively, with minimal capacity available on the revolving line of credit .

   Under the terms of the amended Credit Agreement, the Company is not permitted to (i) incur indebtedness in excess of $25.0 million (excluding capital leases),
(ii) declare, pay, or make any dividend or distribution in any six month period which aggregate in excess of the lesser of $4.5 million or 50% of net income for the previous six months, (iii) declare or pay dividends if after giving effect to such dividends the Company's cash or cash equivalents would be less than $7.5 million or (iv) make capital expenditures in 1996 and 1997 of more than $35.0 million and $25.0 million, respectively, or in any subsequent year of more than $15.0 million. The Company must also maintain a certain quarterly net worth and net income (loss) requirements. At December 31, 1996, the Company was not in compliance with one covenant, but obtained a waiver from the financial institution. This waiver also extended the date that World Airways is required to pay any outstanding amounts under the line of credit to December 31, 2000. The aircraft security agreement remains payable in 1999. No assurances can be given, however, that the Company will meet these covenants prospectively or, if necessary, obtain the required waivers. In addition, World Airways granted warrants to BNY in October 1996 to purchase up to 50,000 shares of common stock.

   In September 1995 the Company entered into an agreement with a lessor to purchase a spare engine, previously under lease, for $5.5 million. The Company paid $0.5 million upon closing and signed a note for the $5.0 million balance. The note bears interest at a rate of 7.25% and is payable over a 40-month period at $69,000 a month, with the balance of $3.3 million due on January 29, 1999. In addition, the Company purchased an additional spare engine which was delivered in March 1996 at a cost of approximately $8.0 million. The Company entered into an agreement with the engine's manufacturer to finance 80% of the purchase price over a seven-year term. The Company made payments of $1.2 million and $0.4 million towards this purchase in September 1995 and January 1996, respectively. In January 1996, the Company agreed to purchase an additional engine and received a commitment from the engine manufacturer to finance 85% of its purchase price over a seven-year term with an interest rate to be fixed at the time of delivery.

OTHER MATTERS

LEGAL AND ADMINISTRATIVE PROCEEDINGS

   The Company and WorldCorp (the "World Defendants") are defendants in litigation brought by the Committee of Unsecured Creditors of Washington Bancorporation (the "Committee") in August 1992, captioned Washington
                                                           ----------
Bancorporation v. Boster, et. al., Adv. Proc. 92-0133 (Bankr. D.D.C.) (the
--------------------------------
"Boster Litigation"). The complaint asserts that the World Defendants received preferential transfers or fraudulent conveyances from Washington Bancorporation when the World Defendants received payment at maturity on May 4, 1990 of Washington Bancorporation commercial paper purchased on May 3, 1990. The Committee seeks recovery of approximately $4.8 million from World Airways and approximately $2.0 million from WorldCorp. Under a settlement agreement which remains subject to certain contingencies, the plaintiff has agreed to dismiss with prejudice the Boster Litigation against all defendants, including the World Defendants, with each party to bear its own costs. In that event, the World Defendants would not have any further liability in the Boster Litigation. On January 28, 1997, the U.S. District Court conditionally dismissed the Boster Litigation subject to reinstatement if the settlement is not finalized by May 15, 1997. In any event, the Company believes it has substantial defenses to this action, although no assurance can be given of the eventual outcome of this litigation. Depending upon the timing of the resolution of this claim, if the Committee were successful in recovering the full amount claimed, the resolution could have a material adverse effect on the financial condition or results of operations of the Company.

   The Company has periodically received correspondence from the FAA with respect to minor noncompliance matters. Most recently, as the FAA has increased its scrutiny of U.S. airlines, the Company was assessed a preliminary fine of $810,000 in connection with certain minor security violations by ground handling crews contracted by the Company for services at foreign airport locations. In each of these instances, the Company was in compliance with international regulations, but not the more stringent U.S. requirements. The Company has taken steps to comply with the U.S. requirements and believes that any fines ultimately imposed by the FAA will not have a material adverse effect on the financial condition or results of operations of the Company. The Company believes the amount of fines it will ultimately be assessed will be below the preliminary assessment. This estimated amount is included in liabilities in the accompanying balance sheet at December 31, 1996.

   In connection with the discontinuance of the Company's scheduled service operations, the Company is subject to claims by various third parties and may be subject to further claims in the future. One claim has been filed in connection with the Company's discontinuance of scheduled service to South Africa, seeking approximately $37.8 million in compensatory and punitive damages. The Company believes it has substantial defenses to this action, although no assurance can be given of the eventual outcome of this litigation. Depending upon the timing of the resolution of this claim, if the plaintiff were successful in recovering the full amount claimed, the resolution could have a material adverse effect on the Company's financial condition or results of operations.

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

   The Company's flight attendants are also represented by the Teamsters under a collective bargaining agreement that became amendable in 1992. The parties exchanged their opening contract proposals in 1992. In June 1996, the Company signed a new four year labor agreement with the Teamsters which provides for retroactive pay increases for the flight attendants and work rule flexibility and lengthened duty time rules for the Company. The agreement was ratified by the flight attendants in August 1996. The Company's flight attendants challenged the use of foreign flight attendant crews on the Company's flights for Malaysian Airlines and Garuda Indonesia which has historically been the Company's operating procedure. The Company is contractually obligated to permit its Southeast Asian customers to deploy their own flight attendants. While the arbitrator in this matter recently denied the Union's request for back pay to affected flight attendants for flying relating to the 1994 Hadj, the arbitrator concluded that the Company's contract with its flight attendants requires the Company to first actively seek profitable business opportunities that require using the Company's flight attendants, before the Company may accept wet lease business opportunities that use the flight attendants of the Company's customers. The Company can provide no assurances as to how the imposition of this requirement will affect the Company's financial condition and results of operations.

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

   Under the terms of a shareholders agreement among the Company, WorldCorp, and MHS, the Company has agreed to declare and distribute all dividends properly payable, subject to the requirements of law and general overall financial prudence. The Credit Agreement with BNY Financial Corporation (as amended through September 1995, the "Credit Agreement") contains restrictions on the Company's ability to pay dividends on the common stock. The Credit Agreement provides that the Company shall not declare, pay or make any dividends or distributions in any six-month period which aggregate in excess of the lesser of $4.5 million or 50% of the Company's net income for the previous six months and requires that the Company have a cash balance of not less than $7.5 million after giving effect to such dividend or distribution. Additionally, WorldCorp, which owns approximately 61.3% of the Company's common stock as of December 31, 1996 is subject to the provisions of an indenture, terminating in 2004, which causes the Company not to pay dividends upon the occurrence of any events of default by WorldCorp under such indenture.

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

   The Plan is an amendment and continuation of the WorldCorp Employee Savings and Stock Ownership Plan (the "WorldCorp KSOP"). As a result of various business developments, the vast majority of the participants in the WorldCorp KSOP were Company employees. For that reason, the Company and WorldCorp agreed that the Company should assume WorldCorp's obligation under the WorldCorp KSOP. In connection with that action, the Trustees exchanged the unallocated shares of WorldCorp common stock held by the WorldCorp KSOP for a like-value of shares in Company common stock. World Airways also made a special contribution of $50,000 to the Plan.

   The Plan will continue to hold the shares of WorldCorp common stock that were allocated the participants' accounts before October 1, 1996. No additional shares of WorldCorp common stock will be allocated under the Plan on or after that date. Instead, participants will have the opportunity to receive future allocations of Company common stock.

INCOME AND OTHER TAXES

   In August 1991, 5.7 million shares of WorldCorp common stock were sold by a group of existing shareholders. This transaction constituted an ownership change of WorldCorp (and thus of the Company) as defined under Section 382 of the Code (the "1991 Ownership Change"). The 1991 Ownership Change subjected WorldCorp to an annual limitation in 1991 and future years in the use of net operating losses ("NOLs") that were available to WorldCorp (and thus allocable to the Company) on the date on which the 1991 Ownership Change occurred. As of December 31, 1996, the Company had NOLs for federal income tax purposes of $104.7 million which, if not utilized to offset taxable income in future periods, will expire from 1998 to 2011. Of this amount, $38.1 million is subject to a $6.9 million annual limitation resulting from the 1991 Ownership Change.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              WORLD AIRWAYS, INC.
                                BALANCE SHEETS
                                    ASSETS
                                (IN THOUSANDS)



                                                          December 31,
                                                       ------------------
                                                         1996      1995
                                                       --------  --------
CURRENT ASSETS
 Cash and cash equivalents, including restricted
  cash of $338 at December 31, 1996 and
  $619 at December 31, 1995 (Note 16)                  $  7,028  $ 25,271

 Restricted short-term investments (Notes 7 and 16)       1,047       909

 Trade accounts receivable, less allowance for
  doubtful accounts of $413 at December 31, 1996
  and $258 at December 31, 1995 (Notes 10 and 14)        19,427    12,491

 Other receivables                                        4,464     3,314

 Due from affiliate, net (Note 5)                         4,181     2,981

 Prepaid expenses and other current assets (Note 8)       7,778     9,882

 Assets held for sale (Notes 9 and 11)                      500       700
                                                       --------  --------

  Total current assets                                   44,425    55,548
                                                       --------  --------

ASSETS HELD FOR SALE (Notes 9 and 11)                     3,426     2,308

EQUIPMENT AND PROPERTY (Notes 9 and 11)
 Flight and other equipment                              72,089    54,460
 Equipment under capital leases                          11,466    11,466
                                                       --------  --------
                                                         83,555    65,926
 Less: accumulated depreciation and amortization         18,553    13,497
                                                       --------  --------

  Net equipment and property                             65,002    52,429
                                                       --------  --------

LONG-TERM OPERATING DEPOSITS (Note 11)                   15,951    16,157

OTHER ASSETS AND DEFERRED CHARGES,
 NET (Notes 5 and 8)                                      2,687     4,253
                                                       --------  --------

TOTAL ASSETS                                           $131,491  $130,695
                                                       ========  ========

                                 (Continued)

                              WORLD AIRWAYS, INC.
                                BALANCE SHEETS
                                  (CONTINUED)
                  LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
                                (IN THOUSANDS)



                                                                            December 31,
                                                                       ----------------------
                                                                          1996        1995
                                                                       ----------  ----------
CURRENT LIABILITIES
  Notes payable (Note 10)                                               $ 11,386    $  6,764
  Current maturities of long-term obligations (Note 11)                    9,046       9,931
  Accounts payable                                                        24,116      15,278
  Net liabilities of discontinued operations (Note 3)                      1,834          --
  Unearned revenue                                                         3,046      10,417
  Air traffic liability                                                       --       2,332
  Accrued maintenance in excess of reserves paid                          13,737       8,919
  Accrued salaries and wages                                               9,351       8,716
  Accrued taxes                                                            1,225       1,485
  Due to affiliate (Note 4)                                                   83         405
  Other accrued liabilities                                                  157         184
                                                                        --------    --------
    Total current liabilities                                             73,981      64,431
                                                                        --------    --------

LONG-TERM OBLIGATIONS, NET (Note 11)                                      30,106      20,417

OTHER LIABILITIES
  Deferred gain from sale-leaseback transactions, net of
    accumulated amortization of $19,099 at December
    31, 1996 and $18,041 at December 31, 1995                              6,252       7,310
  Accrued maintenance in excess of reserves paid                           6,867       3,579
  Accrued postretirement benefits (Note 12)                                2,545       2,596
  Other liabilities                                                        3,378       2,022
                                                                        --------    --------
    Total other liabilities                                               19,042      15,507
                                                                        --------    --------

TOTAL LIABILITIES                                                        123,129     100,355
                                                                        --------    --------

COMMON STOCKHOLDERS' EQUITY (Notes 1, 4, 5, 11, 12 and 15)
  Common stock, $.001 par value (40,000,000 shares authorized;
    12,000,064 shares issued and 11,282,064 outstanding at
    December 31, 1996 and 12,000,064 shares issued and
    outstanding at December 31, 1995)                                         12          12
  Preferred stock, $.001 par value (5,000,000 shares authorized and
    no shares issued or outstanding at December 31, 1996 and 1995)            --          --
  Additional paid-in capital                                              42,522      42,312
  Contributed capital                                                      3,000       3,000
  Accumulated deficit                                                    (29,006)    (14,984)
  ESSOP guaranteed bank loan (Note 12)                                      (805)         --
  Treasury stock, at cost (718,000 shares in 1996) (Notes 1 and 4)        (7,361)         --
                                                                        --------    --------
    Total common stockholders' equity                                      8,362      30,340
                                                                        --------    --------

COMMITMENTS AND CONTINGENCIES (Notes 2, 4, 5, 10,
  11, 12, 13, 14 and 16)

TOTAL LIABILITIES AND COMMON STOCKHOLDERS'
  EQUITY                                                                $131,491    $130,695
                                                                        ========    ========

                 See accompanying Notes to Financial Statements

                              WORLD AIRWAYS, INC.
                           STATEMENTS OF OPERATIONS
                                (IN THOUSANDS)



                                                                           Years Ended December 31,
                                                                        ------------------------------
                                                                          1996       1995       1994
                                                                        --------   --------   --------
OPERATING REVENUES (Note 14)
  Flight operations                                                     $296,930   $232,623   $173,925
  Flight operations subcontracted
    to other carriers                                                     11,726      8,598      5,378
  Other                                                                      931      1,165      1,412
                                                                        --------   --------   --------
    Total operating revenues                                             309,587    242,386    180,715
                                                                        --------   --------   --------

OPERATING EXPENSES
  Flight                                                                  71,121     65,223     57,792
  Maintenance (Notes 5, 11 and 16)                                        60,462     41,843     26,212
  Aircraft costs (Notes 5 and 11)                                         85,227     67,331     53,860
  Fuel                                                                    19,255     16,704     16,915
  Flight operations subcontracted
    to other carriers                                                     12,932      9,096      5,549
  Promotions, sales and commissions                                        6,236      1,995      1,060
  Depreciation and amortization                                            8,032      6,056      4,006
  General and administrative (Note 4)                                     24,677     18,240     20,522
                                                                        --------   --------   --------
    Total operating expenses                                             287,942    226,488    185,916
                                                                        --------   --------   --------

OPERATING INCOME (LOSS)                                                   21,645     15,898     (5,201)
                                                                        --------   --------   --------

OTHER INCOME (EXPENSE)
  Interest expense (Notes 10 and 11)                                      (3,529)    (3,486)    (3,684)
  Interest income                                                          1,230        933        426
  Other, net                                                                (314)     1,403       (568)
                                                                        --------   --------   --------
    Total other expense                                                   (2,613)    (1,150)    (3,826)
                                                                        --------   --------   --------

EARNINGS (LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                                                     19,032     14,748     (9,027)

INCOME TAX EXPENSE (BENEFIT) (Note 13)                                       679        602        (26)
                                                                        --------   --------   --------

EARNINGS (LOSS) FROM CONTINUING OPERATIONS                                18,353     14,146     (9,001)

DISCONTINUED OPERATIONS (Note 3)
  Loss from discontinued operations (less applicable
    income tax benefit of $83 and $306 in 1996 and
    1995, respectively)                                                  (11,720)    (5,250)        --
  Loss on disposal (less applicable income tax
    benefit of $562 in 1996)                                             (20,655)        --         --
                                                                        --------   --------   --------

NET EARNINGS (LOSS)                                                     $(14,022)  $  8,896   $ (9,001)
                                                                        ========   ========   ========

EARNINGS (LOSS) PER COMMON EQUIVALENT SHARE:
  Continuing operations                                                    $1.55      $1.34     $(0.91)
  Discontinued operations                                                  (2.74)     (0.50)        --
                                                                        --------   --------   --------
  Net earnings                                                            $(1.19)     $0.84     $(0.91)
                                                                        ========   ========   ========

WEIGHTED AVERAGE COMMON AND
  COMMON EQUIVALENT SHARES
  OUTSTANDING                                                             11,806     10,572      9,939
                                                                        ========   ========   ========

                 See accompanying Notes to Financial Statements

                              WORLD AIRWAYS, INC.
                             STATEMENTS OF CHANGES
                    IN COMMON STOCKHOLDERS' EQUITY (DEFICIT)
                 YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
                                 (IN THOUSANDS)



                                                                                                                        Total
                                                                                                                        Common
                                             Additional                                     ESSOP        Treasury    Stockholders'
                                  Common      Paid-in      Contributed    Accumulated     Guaranteed      Stock         Equity
                                   Stock      Capital        Capital        Deficit        Bank Loan     at Cost       (Deficit)
                                  ------     ----------    -----------    -----------    ------------    --------    -------------


BALANCE AT
  DECEMBER 31, 1993                  $--      $ 7,123        $   --        $(14,879)        $  --         $    --       $ (7,756)

1 for 88,737 stock split
 (Note 1)                              9           (9)           --              --            --              --             --
Sale of stock to MHS (Note 5)          1       12,389            --              --            --              --         12,390
Contributed capital (Note 5)          --           --         3,000              --            --              --          3,000
Net loss                              --           --            --          (9,001)           --              --         (9,001)

BALANCE AT
  DECEMBER 31, 1994                  $10      $19,503        $3,000        $(23,880)        $  --         $    --       $ (1,367)

Sale of common stock in public
offering, net (Note 1)                 2       22,809            --              --            --              --         22,811

Net earnings                          --           --            --           8,896            --              --          8,896
                                  ------      -------        ------        --------         -----         -------       --------



BALANCE AT
  DECEMBER 31, 1995                  $12      $42,312        $3,000        $(14,984)        $  --         $    --       $ 30,340

Common stock repurchases
(Notes 1 and 4)                       --           --            --              --            --          (7,361)        (7,361)

Employee Savings and Stock
  Ownership Plan guaranteed
  bank loan (Note 12)                 --           --            --              --          (805)             --           (805)

Issuance of warrants (Note 11)        --          210            --              --            --              --            210

Net loss                              --           --            --         (14,022)           --              --        (14,022)
                                  ------      -------        ------        --------         -----         -------       --------

BALANCE AT
  DECEMBER 31, 1996                  $12      $42,522        $3,000        $(29,006)        $(805)        $(7,361)      $  8,362
                                  ======      =======        ======        ========         =====         =======       ========

                                 See accompanying Notes to Financial Statements

                              WORLD AIRWAYS, INC.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                            Years Ended December 31,
                                                         -------------------------------
                                                           1996       1995       1994
                                                         ---------  ---------  ---------
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR (Note 6)                             $ 25,271   $  4,054   $ 11,596

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)                                       (14,022)     8,896     (9,001)
Adjustments to reconcile net earnings (loss) to cash
  provided (used) by operating activities:
  Depreciation and amortization                             8,032      6,056      4,006
  Deferred gain recognition                                (1,058)    (1,063)    (1,949)
  Deferred aircraft rent payments, net                         --        153        576
  (Gain) loss on sale of property and equipment               (32)       (55)       725
  Writedown of assets held for sale                           400         --         --
  Reversal of excess accrued maintenance reserves              --         --     (4,200)
  Loss on disposal of discontinued operations               1,734         --         --
  Other                                                        14        277        (96)
  Changes in certain assets and liabilities net of
    effects of non-cash transactions:
    (Increase) decrease in accounts receivable             (9,286)   (10,370)    11,120
    Increase in restricted short-term investments            (138)      (241)      (518)
    Decrease (increase) in deposits, prepaid expenses
       and other assets                                     1,186     (4,601)    (8,511)
    Increase in accounts payable, accrued
       expenses and other liabilities                      21,071     12,172        874
    (Decrease) increase in unearned revenue                (7,371)     5,117      4,007
    (Decrease) increase in air traffic liability           (2,073)     2,332         --
                                                         --------   --------   --------
  Net cash (used) provided by operating activities         (1,543)    18,673     (2,967)
                                                         --------   --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to equipment and property                        (9,615)   (23,210)    (4,358)
Proceeds from disposals of equipment and property             471        717      1,787
                                                         --------   --------   --------
  Net cash used by investing activities                    (9,144)   (22,493)    (2,571)
                                                         --------   --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in line of credit borrowing
  arrangement, net                                          5,031     (1,051)    (4,275)
Issuance of debt                                           10,851     25,240      5,999
Repayment of debt                                         (15,977)   (21,963)   (16,118)
Proceeds from sale of common stock, net                        --     22,811     12,390
Purchase of World Airways common stock, at cost            (7,361)        --         --
Debt issuance costs                                          (100)        --         --
                                                         --------   --------   --------
  Net cash (used) provided by financing activities         (7,556)    25,037     (2,004)
                                                         --------   --------   --------

NET (DECREASE) INCREASE IN CASH
  AND CASH EQUIVALENTS                                    (18,243)    21,217     (7,542)
                                                         --------   --------   --------

CASH AND CASH EQUIVALENTS AT END OF
  YEAR (Note 6)                                          $  7,028   $ 25,271   $  4,054
                                                         ========   ========   ========

                                 See accompanying Notes to Financial Statements

                              WORLD AIRWAYS, INC.
                         NOTES TO FINANCIAL STATEMENTS



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

   World Airways, Inc. ("World Airways" or "the Company") is a U.S. certificated air carrier, which operates in the air transportation industry. Airline operations account for 100% of the Company's operating revenue and operating income. World Airways is a leading provider of long-range passenger and cargo air transportation, serving customers in three distinct markets: major international air carriers; the U.S. Government; and international tour operators in leisure passenger markets. The Company's business relies heavily on its contracts with Malaysian Airline System Berhad ("Malaysian Airlines"), Philippine Airlines, Inc. ("Philippine Airlines"), P.T. Garuda Indonesia ("Garuda") and the U.S. Air Force (see Note 14).

   Effective June 23, 1987, World Airways became a wholly-owned subsidiary of WorldCorp, Inc. ("WorldCorp") pursuant to a Merger Agreement and Plan of Reorganization (the "Plan"). Under the Plan, the shareholders of World Airways exchanged their outstanding common shares, warrants and/or options for common shares, warrants and/or options of WorldCorp in a one-for-one exchange. This transaction was accounted for in a manner similar to a pooling of interests.

   On October 30, 1993, WorldCorp, World Airways, and MHS Berhad ("MHS") entered into a stock purchase agreement pursuant to which MHS, subject to satisfactory completion of its due diligence investigations, agreed to purchase 24.9% of World Airways' common stock. On February 28, 1994, WorldCorp, World Airways, and MHS concluded the transaction. Effective December 31, 1994, WorldCorp purchased 5% of World Airways' common stock held by MHS, increasing its ownership to 80.1%. Therefore, at December 31, 1994, MHS owned 19.9% of World Airways' common stock (see Note 5).

   On August 8, 1995, World Airways filed a registration statement on Form S-1 with the Securities and Exchange Commission to register 2,900,000 shares of World Airways' common stock. The offering was completed on October 12, 1995. Of the 2,900,000 shares registered, 2,000,000 shares were issued and sold by World Airways and 900,000 shares were sold by WorldCorp, Inc., the majority shareholder. At December 31, 1995, WorldCorp and MHS owned approximately 59.3% and 16.6%, respectively, of the outstanding common stock of World Airways. The remaining shares were publicly traded.

   In the third quarter of 1996, the Company announced its intention to purchase up to one million shares of its publicly-traded common stock pursuant to open market transactions. During the fourth quarter of 1996, the Company purchased
718,000 shares of its common stock for an aggregate cost of $7.4 million.   As a
result of these purchases, WorldCorp and MHS own approximately 61.3% and 17.6%, respectively, of the outstanding common stock of World Airways at December 31, 1996. The remaining shares were publicly traded. In January 1997, the Company repurchased an additional 52,000 shares of its common stock for an aggregate cost of $0.5 million. The Company does not intend to purchase any additional shares at this time.

FINANCIAL STATEMENT RECLASSIFICATIONS

   Certain items in prior year financial statements included herein have been reclassified to conform to the 1996 financial statement presentation.

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

ADMINISTRATIVE AND INTEREST EXPENSES

   Administrative expenses incurred by WorldCorp are allocated as described in
Note 4. This allocation is intended to reflect the costs that would have been incurred had World Airways been operated on a stand-alone basis. Interest expense is charged based upon the outstanding balance of long-term payables to WorldCorp, if any. In the opinion of WorldCorp management, such allocations are made on a reasonable basis; however, the allocations are not necessarily indicative of the costs which may be incurred in subsequent periods. The amounts due to/from affiliates resulting from allocations of expenses are short-term in nature and are non-interest bearing.

INCOME TAXES

   The results of the Company's operations prior to February 28, 1994 are included in WorldCorp's consolidated income tax returns. As a result of certain transactions with MHS Berhad during 1994 (see Note 5), the results of the Company's operations for the period from February 28, 1994 to December 31, 1994 and subsequent periods are not included in WorldCorp's consolidated income tax returns. Income tax expenses included in the Company's financial statements were computed as if the Company filed its own tax return for the whole year.

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

EARNINGS (LOSS) PER COMMON SHARE

   Primary and fully diluted earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of stock options and warrants. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin Topic 4:D, stock issued and stock options granted during the 12-month period preceding the date of the Company's initial public offering have been included in the calculation of weighted average shares of common stock and common stock equivalents outstanding for all periods using the treasury stock method based on the initial public offering price of $12.50 per share.

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

AIRCRAFT MAINTENANCE

   Major airframe maintenance and engine overhauls are expensed using the accrual method of accounting. The accrual method provides for estimating the cost of the initial overhaul and accruing the cost, based on an hourly rate, to the overhaul. At that time, the actual cost of overhaul is charged to the accrual, with any deficiency or excess charged or credited to expense. The cost of the next overhaul is then estimated, based on the new rate, and accrued to that overhaul, at which time the process is repeated. Certain of the Company's leases require the Company to make monthly payments to the lessor for estimated maintenance costs to be incurred. Modifications performed in response to Airworthiness Directives issued by the Federal Aviation Administration are capitalized at cost.

Routine maintenance and general repairs are expensed as incurred.

ASSETS HELD FOR SALE

   Assets held for sale are recorded at the lower of cost or estimated net realizable value. Net realizable value is based on the estimated fair value (measured by using a current selling price for similar assets) less estimated selling costs.

IMPAIRMENT OF LONG-LIVED ASSETS

   The Company reviews its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. To the extent that the future undiscounted net cash flows expected to be generated from an asset are less than the carrying amount of the asset, an impairment loss will be recognized based on the difference between the asset's carrying amount and its estimated fair market value.

AIR TRAFFIC LIABILITY

   The air traffic liability in 1995 relates to the Company's scheduled service flying to Tel Aviv, Israel, which the Company began in July 1995 and ceased in October 1996 (see Note 3). Scheduled service passenger ticket sales were initially recorded in the air traffic liability account. When transportation was provided by the Company, revenue was recognized and the liability was reduced. The liability was also reduced by any refunds to passengers or billings from other airlines that provide the passenger transportation.

OTHER ASSETS AND DEFERRED CHARGES

   Contract enhancements, pre-operating costs and debt issuance costs are amortized on a straight line basis over certain estimated periods (see Notes 5 and 8).

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

ACCOUNTING FOR STOCK-BASED COMPENSATION

   Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related
        ----------------------------------------
interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as
---------------------------------------
expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123 (see Note 12). In addition, in accordance with SFAS 123, the Company applies fair value as the measurement basis for transactions in which equity instruments are issued to nonemployees (as defined) (see Note 11).

2.   OPERATING ENVIRONMENT

  While the Company generated operating income each year from 1987 through 1992 and in 1995, it sustained operating losses in 1993 and 1994 of $7.3 million and $5.2 million, respectively, and net losses of $9.0 million in each of these two years. For the year ended December 31, 1996, the Company incurred a net loss of $14.0 million, which resulted from operating losses incurred in the Company's scheduled service operations, which were discontinued in 1996, and the related estimated loss on disposal. Earnings from continuing operations were $18.4 million for 1996.

  Cash and cash equivalents at December 31, 1996 and December 31, 1995 were $7.0 million and $25.3 million, respectively, and the Company's working capital deficit was $29.6 million at December 31, 1996. In addition, the Company incurred substantial debt and lease commitments during the past three years in connection with its acquisition of MD-11 aircraft and related spare parts. At December 31, 1996, the Company had total long-term indebtedness of approximately $30.1 million and notes payable and current maturities of long-term obligations of $20.4 million. The Company also has significant future long-term obligations under aircraft lease obligations relating to its aircraft (see Note 11 - "Long Term Obligations").

  The Company anticipates that its total capital expenditures in 1997, which includes a spare engine, will approximate $10.2 million, of which the Company will receive approximately $6.1 million in financing. The remaining balance is expected to be funded from its operating cash flow and available cash balances. In addition, as further described in Note 16, the Company expects its maintenance costs to increase beginning in 1997, and the Company is involved in various claims and legal actions which may require the use of funds during 1997.

  The Company has historically financed its working capital and capital expenditure requirements out of cash flow from operating activities, public and private sales of its common stock, secured borrowings, and other financings from banks and other lenders. The degree to which the Company is leveraged could have important consequences, including the following: (i) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or other purposes may be limited; (ii) the Company's degree of leverage and related debt service obligations, as well as its obligations under operating leases for aircraft, may make it more vulnerable than some of its competitors in a prolonged economic downturn; and (iii) the Company's financial position may restrict its ability to pursue new business opportunities and limit its flexibility in responding to changing business conditions.

  While the Company believes that the lease rates on its MD-11 aircraft are favorable relative to lease rates of other MD-11 operators, the Company's MD-11 aircraft have higher lease costs (although lower operating costs) than its DC10-30 aircraft. Therefore, achieving high average daily utilization of its aircraft (particularly its MD-11 aircraft) at attractive yields are important factors to the Company's financial results. In addition to fixed aircraft costs, a portion of the Company's labor costs are fixed due to monthly minimum guarantees to cockpit crewmembers and flight attendants.

  Although the Company's strategy is to enter into long-term contracts with its customers, the terms of the Company's existing customer contracts are substantially shorter than the terms of the Company's lease obligations with respect to its aircraft. The Company's financial results could be materially adversely affected even by relatively brief periods of low aircraft utilization and yields. While the percentage of its 1997 block hour capacity that is currently under contract exceeds the comparable percentage in the past several years, the Company still has substantial uncontracted capacity in the third and fourth quarters of 1997. In addition, a significant portion of the

Company's current contracts expire near the end of 1997. Although there can be no assurance that it will be able to secure additional business to reduce this excess capacity, the Company is actively seeking customers for 1997 and beyond, and has historically been successful in obtaining new customers.

  As described in Note 14, a substantial portion of the Company's contracted business is with two customers; Malaysian Airlines and Philippine Airlines. Although the Company's customers bear the financial risk of filling the Company's aircraft with passengers or cargo, the Company can be affected adversely if its customers are unable to operate the Company's aircraft profitably, or if one or more of the Company's customers experience a material adverse change in their market demand, financial condition or results of operations. Under these circumstances, the Company can be adversely affected by receiving delayed or partial payments or by receiving customer demands for rate and utilization reductions, flight cancellations, and/or early termination of their agreements. Also, subsequent to year-end, at Philippine Airlines' request, the Company agreed to a payment plan with respect to Philippine Airlines' wet lease obligations for several months beginning in March 1997. Although Philippine Airlines is current on this plan to date, if Philippine Airlines defaults on this payment plan, or fails to meet its monthly aircraft lease obligations, this development, if not offset by other business, would have a material adverse effect on the cash flows, financial condition and results of operation of World Airways.

  The Company believes that the combination of its existing contracts and additional business which it expects to obtain for 1997, along with its existing cash and financing arrangements, will be sufficient to allow the Company to meet its cash requirements related to the remaining phase-out of its discontinued operations and the operating and capital requirements for its continuing operations for 1997.

3.  DISCONTINUED OPERATIONS

  The Company commenced its scheduled service operations between Tel Aviv and New York in July 1995 and commenced its scheduled service operations between the U.S. and South Africa in June 1996. In addition, in May 1996 the Company commenced its scheduled charter operations between the United States and Germany, Switzerland, Ireland, and the United Kingdom. However, the Company was unable to operate these scheduled service operations profitably.

  Therefore, in July 1996, the Company announced its decision to exit its scheduled service operations by October 1996 and focus its operations on its core business: operating aircraft under contracts with international carriers, the U.S. Government, and international tour operators. Consistent with this decision, World Airways ceased all scheduled operations as of October 27, 1996. As a result, the Company's scheduled service operations were reflected as discontinued operations as of June 30, 1996, and prior period results have been restated to reflect scheduled service operations as discontinued operations. Loss from discontinued operations (net of income tax effect) approximated $11.7 million for the year ended December 31, 1996. In addition, an estimated loss on disposal of $21.0 million (net of income tax effect) which was recorded as of June 30, 1996, included the following: $13.6 million for estimated operating losses during the phase-out period; a $2.6 million estimated loss to be incurred in connection with sub-leasing DC-10 aircraft which will not be utilized in the Company's operations subsequent to the phase-out of scheduled service operations; a $2.3 million writeoff of related leasehold improvements; and $2.0 million for passenger reprotection expenses. The Company incurred approximately $18.9 million of these costs during the six months ended December 31, 1996 and the Company believes that its remaining accrual for estimated losses on disposal will be adequate to meet the remaining costs to be incurred during the phase-out period. Effective December 31, 1996, the Company and a lessor mutually agreed to terminate the lease agreements relating to two DC10-30 aircraft which were acquired in March 1996 as a result of the Company's expansion of its scheduled service operations (see Note 5). These additional aircraft were not expected to be utilized after the discontinuation of the Company's scheduled service operations. The Company does not have any other significant assets related to its discontinued operations. The Company is involved in several claims and legal actions arising as a result of the discontinuance of its scheduled service operations (see Note 16).

4.  TRANSACTIONS WITH PARENT COMPANY

ADMINISTRATIVE COST ALLOCATION

  Prior to December 31, 1994, WorldCorp and its operating subsidiaries utilized a single corporate staff for administrative support services thus permitting the Company to draw upon the expertise of WorldCorp management personnel as needed. Effective January 1, 1995, a majority of the WorldCorp employees providing services to World Airways became employees of the Company. As a result, the net allocation of corporate administrative costs to the Company was minimal in 1996 and 1995 and $5.9 million in 1994. These allocations include the costs of directing or performing certain management, accounting, financial, legal, tax, marketing, cash management, employee benefits, human resources, management information services activities and operations and maintenance administrative services. Office space, furniture and fixtures and other items were also considered in the administrative cost allocation. This allocation and other costs incurred directly by the Company are reflected in selling and administrative expense in the accompanying statements of operations.

CONTROL BY WORLDCORP

  As of December 31, 1996, WorldCorp owns approximately 61.3% of World Airways. WorldCorp's revenues are derived from its ownership of the majority position in the Company and its equity method investment in InteliData Technologies Corporation ("InteliData"). WorldCorp is highly leveraged, and therefore requires substantial funds to cover debt service. Neither the Company nor InteliData has paid dividends since 1992. The Company intends to retain any earnings for the foreseeable future. Additionally, WorldCorp is subject to the provisions of an indenture, terminating in 2004, which causes the Company not to pay dividends upon the occurrence of any events of default by WorldCorp under such indenture. In order to meet its annual interest obligations under these indentures in 1997, WorldCorp must either sell shares of World Airways or InteliData, or issue additional debt or equity. Under the terms of certain of WorldCorp's loan agreements, however, WorldCorp has pledged all of its shares of the Company and InteliData as collateral.

  The managements of WorldCorp and World Airways are currently exploring ways to maximize value for the shareholders of each company. WorldCorp is evaluating the feasibility of a disposition of its interest in World Airways through a secondary offering or to a third party. There can be no assurances, however, that any such transaction will ultimately be consummated. In addition, in 1996, World Airways announced its intention to purchase up to one million shares of its publicly-traded Common Stock pursuant to open market transactions. As of December 31, 1996, World Airways had purchased 718,000 shares of its Common Stock for an aggregate cost of $7.4 million. Also, in January 1997, the Company repurchased an additional 52,000 shares of its common stock for an aggregate cost of $0.5 million. The Company does not intend to purchase any additional shares at this time.

5.  TRANSACTIONS WITH MHS AND MALAYSIAN AIRLINES

  On October 30, 1993, WorldCorp, World Airways, and MHS entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") pursuant to which MHS, subject to satisfactory completion of its due diligence investigations, agreed to purchase 24.9% of World Airways' common stock for $27.4 million in cash. Under this Agreement, World Airways would receive upon closing $12.4 million to fund its working capital requirements. The remaining $15.0 million would be paid to WorldCorp to add to its cash reserves. WorldCorp received $2.7 million prior to December 31, 1993 as an advance on the sales price. At the time of the signing of the Stock Purchase Agreement, World Airways was a wholly-owned subsidiary of WorldCorp. On February 28, 1994, WorldCorp, World Airways, and MHS concluded the transaction according to the terms described above. Under the agreement, if at any time after October 30, 1996 World Airways registers additional common stock under the Securities Act of 1933, MHS has the right to demand the registration of its shares of the Company's common stock. Under a shareholders agreement, MHS agreed not to transfer, sell, or pledge any of its shares of common stock prior to February 28, 1997 without the prior written consent of WorldCorp. MHS has the right to nominate two members to the Company's board of directors and WorldCorp has agreed to vote its shares of common stock to elect such nominees. Also, if without the prior written consent of MHS: (1) World Airways sells all or substantially all of its business; or (2) World Airways fundamentally changes its line of business, then MHS has the option (a) to sell or transfer all or a portion of its shares to a third party prior to February 28, 1997, and/or (b) to require WorldCorp to purchase all or part of MHS's shares at fair market value. Fair market value is defined to be not less than the aggregate of the costs borne by MHS in acquiring and holding its World Airways shares. Management has indicated that it does not have any current intent to take any such actions without the prior consent of MHS or the directors nominated by MHS. The shareholders agreement also provides that if WorldCorp's ownership interest in the Company falls below 51% of the outstanding shares of common stock, then MHS may either sell its shares to a third party or require WorldCorp to sell a pro rata number of shares held by MHS to the party purchasing WorldCorp's shares. MHS also has a right of first refusal to purchase shares of common stock issued by the Company or sold by WorldCorp and to purchase additional shares of common stock to maintain its ownership percentage in the Company.

  During 1994, MHS acquired 32% of Malaysian Airline System Berhad, the flag carrier of Malaysia. Due to the issuance of additional shares of common stock by Malaysian Airlines during 1996, MHS owns 29.1% of Malaysian Airlines at December 31, 1996. World Airways has provided service to Malaysian Airlines since 1981, providing aircraft for integration into Malaysian Airlines' scheduled passenger and cargo operations as well as transporting passengers for the annual Hadj pilgrimage. The Company provided three aircraft for Hadj operations in 1996 and 1995, and, pursuant to the contract described below, will provide three aircraft for the 1997 Hadj operations. Malaysian Airlines is the Company's largest customer (see Note 14).

  Effective December 31, 1994, WorldCorp entered into a 6% note payable to MHS in the amount of $8.5 million, due December 31, 1995, in exchange for 5% of World Airways' common stock held by MHS and the execution of certain multi-year contracts between World Airways and Malaysian Airlines. The shares were pledged as security for the note payable. The note was repaid in accordance with the agreement. As a result of this transaction, effective December 31, 1994, MHS owned 19.9% of World Airways' common stock. As a result of the Company's initial public offering (see Note 1), MHS owned approximately 16.6% of the Company's common stock as of December 31, 1995. Due to the Company's common stock repurchases in the fourth quarter of 1996 (see Note 1), MHS owned approximately 17.6% of the Company's common stock as of December 31, 1996.

  Of the $8.5 million consideration paid by WorldCorp to MHS, $3.0 million was attributable to the contract enhancements discussed above. This amount is included in other assets and deferred charges and in contributed capital in the accompanying balance sheets, and is being amortized over the terms of the related Malaysian Airlines contracts, approximately two to five years. As of December 31, 1996, the unamortized balance of the deferred contract cost is $1.5 million, net of $1.5 million of accumulated amortization (see Note 8).

  In late 1994, the Company entered into a series of multi-year contracts, with expiration dates ranging from 1997 to 2000, to provide five aircraft to Malaysian Airlines. In 1996, World Airways provided three aircraft for Hadj operations. The Company recently entered into a new 32-month agreement for year-round operations (including the Hadj) with Malaysian Airlines whereby the Company will provide two aircraft with cockpit crews, maintenance and insurance to Malaysian Airlines' newly-formed charter division through May 1999. The Company is currently in preliminary discussions with Malaysian Airlines regarding a potential eleven-month reduction in the utilization of one of these aircraft during the 32 month term of the contract.

  Until recently, the Company operated four passenger aircraft for Malaysian Airlines under the multi-year agreements described above. The contract for two of the four passenger aircraft for Malaysian Airlines expired in March 1997. While the Company is deploying these two aircraft in the 1997 Hadj, and will actively re-market the aircraft thereafter, the Company can provide no assurance that it will be able to redeploy the two aircraft, beginning June 1997, at price and utilization levels at least as favorable as under the terms of the Malaysian Airlines contracts.

  The Company originally operated three MD-11 cargo aircraft for Malaysian Airlines. However, beginning in July, 1996, and as mutually agreed by the parties, World Airways redeployed two cargo aircraft, which had been operating under these contracts, into the Philippine Airlines contract. The Company and Malaysian Airlines are currently discussing the future redeployment of these aircraft back into Malaysian Airlines' operations in order to meet the contract's original obligations. The Company can provide no assurances, however, that the Company will, in fact, be able to redeploy these two aircraft back into Malaysian Airlines' operation to meet the contract's original obligations.

  Certain operating costs incurred by the Company pursuant to the currently operated contracts are reimbursed by Malaysian Airlines. As of December 31, 1996 and 1995, the Company had $4.2 million, which consists of trade receivables of $9.2 million offset by $5.0 million of aircraft rent due to Malaysian Airlines, and $3.0 million, respectively, included in due from affiliate in the accompanying balance sheets relating to these contracts.

  The Company and Malaysian Airlines entered into an agreement in March 1995 pursuant to which Malaysian Airlines provides routine maintenance checks, structural inspections and other necessary work for the Company's aircraft in Kuala Lumpur. The Company expensed approximately $1.7 million and $1.5 million during 1996 and 1995, respectively, related to these services.

  During 1995, the Company entered into agreements with Malaysian Airlines to lease two DC10-30 aircraft. The aircraft were delivered in June and December 1995 and have lease terms of 26 and 36 months, respectively. In March 1996, the Company leased two additional DC10-30 aircraft from Malaysian Airlines. These aircraft had initial lease terms of 36 months with monthly rent expense and other lease terms similar to the aircraft leased during 1995. These additional aircraft were not expected to be utilized after the discontinuation of the Company's scheduled service operations in October 1996 (see Note 3). Therefore, effective December 31, 1996, the parties mutually agreed to terminate the lease agreements for the additional two aircraft. Rent expense and maintenance reserve payments related to all of the aircraft leased from Malaysian Airlines amounted to $12.6 million and $1.6 million in 1996 and 1995, respectively.

  In March 1997, the Company entered into an agreement with Malaysian Airlines to lease an incremental DC10-30 aircraft on a short-term basis to support its peak flying season. The aircaft will be returned at the end of the Hadj program.

6.  SUPPLEMENTAL INFORMATION -- STATEMENTS OF CASH FLOWS

  Additional information pertaining to certain cash payments and noncash investing and financing activities is as follows (in thousands):

                                          For the years ended
                                               December 31,
                                     ------------------------------
                                      1996        1995        1994
                                     ------      ------      ------
     Cash paid for:
       Interest                      $3,556      $3,377      $3,334
       Income taxes                     412         336          15

  The Company purchased a spare engine which was delivered in March 1996. The engine cost approximately $8.0 million. The Company entered into an agreement with the engine's manufacturer to finance 80% of the purchase price over a seven-year term (see Note 11). The Company made payments of $1.2 million and $0.4 million towards this purchase in September 1995 and January 1996, respectively.

  In March 1996, the Company entered into an agreement with McDonnell Douglas to lease two MD-11ER aircraft (see Note 11). The Company entered into a simultaneous agreement with McDonnell Douglas to finance MD-11 spare parts. The Company can borrow a total of $9.0 million of which $3.0 million became available with the delivery of each aircraft and an additional $3.0 million became available in December 1996. Borrowings under the agreement were $6.4 million during 1996, of which $0.5 million was repaid at December 31, 1996.

  In 1994, the Company paid approximately $1.8 million and exchanged a DC10 engine valued at approximately $1.0 million in connection with the settlement of maintenance reserves due on the return of three DC10 aircraft in 1994.

7.  SHORT-TERM INVESTMENTS

  At December 31, 1996 and 1995, short-term investments consist of cash pledged as collateral for letters of credit with original maturities in excess of ninety days, and expiration dates within one year.

8.    OTHER ASSETS

  Prepaid expenses and other current assets consist of the following (in thousands):

                                                       December 31,
                                                      --------------
                                                       1996    1995
                                                      ------  ------

     Prepaid rent                                     $2,463  $1,533
     Prepaid insurance                                 4,866   5,857
     Deposit on spare engine (see Notes 11)               --   1,150
     Other                                               449   1,342
                                                      ------  ------
                                                      $7,778  $9,882
                                                      ======  ======

  Other assets and deferred charges include net deferred contract costs of $1.5 million and $2.3 million as of December 31, 1996 and 1995, respectively (see
Note 5) and net MD-11 aircraft integration costs of $1.1 million and $2.0 million as of December 31, 1996 and 1995, respectively. Aircraft integration costs consist of pre-operating costs incurred in connection with integrating the new MD-11 aircraft into the Company's fleet (see Note 11). These costs, consisting primarily of flight crew training, are being amortized on a straight-line basis over a five-year period.

9.  ASSETS HELD FOR SALE

  Assets held for sale consist primarily of DC10 rotables with a net book value of $3.9 million and $3.0 million as of December 31, 1996 and 1995, respectively. The Company has consigned these parts with a third party to be sold over a reasonable period of time with the objective of maximizing the proceeds from the sales. As a result of the discontinuance of the Company's scheduled service operations in 1996 (see Note 3), and the termination of two DC10 lease agreements in December 1996 (see Notes 5 and 11), the Company consigned additional DC10 rotables with the third party during 1997. Accordingly, the net book value of these parts of $1.7 million was reclassified from flight and other equipment to assets held for sale in the accompanying balance sheet at December 31, 1996. During the fourth quarter of 1996, the Company wrote-down assets held for sale by $0.4 million to reflect the estimated fair value of the parts less estimated selling costs.

10.  NOTES PAYABLE

  In 1993, the Company entered into an $8.0 million revolving line of credit borrowing arrangement which is collateralized by certain receivables which were sold to the bank with recourse. Borrowing availability under the line is based on the amount of eligible receivables. This borrowing arrangement was amended effective June 30, 1996 (see Note 11). World Airways had minimal unused borrowing capacity at December 31, 1996 and 1995. Borrowings under the line of credit were $6.8 million and $1.7 million at December 31, 1996 and 1995, respectively, and bear interest at the greater of the federal funds rate plus 2.5% or the prime rate plus 2%. The interest rate was 10.25% and 10.5% at December 31, 1996 and 1995, respectively. This agreement contains certain covenants related to World Airways' financial condition and operating results, including minimum quarterly net worth and net income (loss) tests. At December 31, 1996, the Company was not in compliance with one covenant, but obtained a waiver of the covenant from the lender. This waiver also extended the date that World Airways is required to pay any outstanding amounts under the line of credit to December 31, 2000. No assurances can be given that the Company will meet these covenants in the future or, if necessary, obtain the required waivers. The agreement also requires an unused facility fee of 0.5% per year.

  A $4.6 million note and a $5.0 million note, both bearing interest at 3.8%, are included in notes payable at December 31, 1996 and 1995, respectively. The $5.0 million note was fully paid during 1996. The $4.6 million note requires monthly principal and interest payments, and will be paid in full in 1997.

  In the first quarter of 1995, World Airways received approximately $6.0 million in working capital and short-term financing from certain of its equipment lessors, bearing interest at approximately 11%. The balance was repaid during 1995.


11. LONG-TERM OBLIGATIONS

LONG-TERM DEBT

  The Company's long-term obligations at December 31 are as follows (in thousands):

                                                                                      1996                    1995
                                                                                     ------                  ------
  Note payable due 1999 -- with principal and interest at 7.25% payable
     monthly, collateralized by one Pratt & Whitney PW4462 engine.                   $4,393                  $4,883

  Note payable due 2003 -- with principal and interest at 9.98%
     payable monthly, collateralized by one Pratt and Whitney
     PW4462 engine.                                                                   6,018                       -

  Spare parts loan due 1998 -- with principal and interest at 8.5%
     payable monthly, collateralized by certain MD-11 spare parts.                    3,229                   3,617


  Spare parts loan due 2003 -- with principal and interest at
     8.5% payable monthly collateralized by certain MD-11 spare parts.                2,581                   2,857



  Spare parts loan due 2003 -- with principal and
     interest at 10% payable monthly, collateralized by certain
      MD-11 spare parts.                                                              5,929                      --

  Aircraft spare parts security agreement payable to bank due 1999, net of discount of $0.2 million -- with interest at the greater of the federal funds rate plus 2.5% or the prime rate plus 2%
      (10.25% at December 31, 1996 and 10.5% at December 31, 1995),
      collateralized by certain rotables.                                             7,372                   8,568

  Employee Saving and Stock Ownership Plan guaranteed bank loan (Note 12)               805                      --

  Capitalized lease obligations                                                       7,683                   8,748

  Deferred aircraft rent                                                              1,142                   1,675
                                                                                    -------                  ------
     Total                                                                           39,152                  30,348
                                                                                     ------                  ------
  Less current maturities                                                             9,046                   9,931
                                                                                    -------                  ------

     Total long-term obligations, net                                               $30,106                 $20,417
                                                                                    -------                  ------

  The Company believes that the carrying values of the amounts outstanding under the above debt agreements approximate fair value.

  Effective June 30, 1996, the Company amended its Credit Agreement with BNY Financial Corporation ("BNY"), which includes the aircraft security agreement and the $8.0 million revolving line of credit borrowing (see Note 10). This amended Credit Agreement is collateralized by certain receivables, inventory, and equipment.

  Under the terms of the amended Credit Agreement, the Company is not permitted to (i) incur indebtedness in excess of $25.0 million (excluding capital leases),
(ii) declare, pay, or make any dividend or distribution in any six month period which aggregate in excess of the lesser of $4.5 million or 50% of net income for the previous six months, (iii) declare or pay dividends if after giving effect to such dividends the Company's cash or cash equivalents would be less than $7.5 million or (iv) make capital expenditures in 1996 and 1997 of more than $35.0 million and $25.0 million, respectively, or in any subsequent year of more than $15.0 million. The Company must also maintain a certain quarterly net worth and net income (loss) requirements. At December 31, 1996, the Company was not in compliance with one covenant, but obtained a waiver of the covenant from the financial institution. This waiver also extended the date that World Airways is required to pay any outstanding amounts under the line of credit to December 31, 2000. The aircraft security agreement remains payable in 1999. No assurances can be given that the Company will meet these covenants in the future or, if necessary, obtain the required waivers.

  In conjunction with the amendment, the Company granted warrants to BNY to purchase up to 50,000 shares of authorized but unissued common stock. The warrants were granted at an exercise price of $8.00 per share which is equal to the market price of the Company's stock at the date of grant. All warrants were vested and became fully exercisable at the date of grant and expire on December 31, 1999. The per share weighted-average fair value of warrants granted was $3.615 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield of 0.0%, risk free interest rate of 5.99%, expected life of 3 years and expected volatility of 60.96%. The Company recorded $0.2 million related to the warrants which will be amortized into interest expense over the terms of the related debt.

  During 1996, the Company amended its spare parts loan originally due in 1997 which required semi-annual payments of principal and interest. The amended agreement expires in 2003 and requires monthly payments of principal and interest.

  In September 1995, the Company entered into an agreement with a lessor to purchase a spare engine, previously under lease, for $5.5 million. The Company paid $0.5 million upon closing and signed a note for the $5.0 million balance. The note bears interest at a rate of 7.25% and is payable over a 40-month period at $69,000 a month, with the balance of $3.3 million due on January 29, 1999. The Company purchased an additional spare engine, which was delivered in March 1996, at a cost of approximately $8.0 million. The Company entered into an agreement with the engine's manufacturer to finance 80% of the purchase price over a seven-year term at an interest rate of 9.98%. The Company made payments of $1.2 million and $0.4 million towards this purchase in September 1995 and January 1996, respectively.

  In January 1996, the Company agreed to purchase an additional engine for approximately $7.2 million and received a commitment from the engine manufacturer to finance 85% of its purchase price over a seven-year term with an interest rate to be fixed at the time of delivery. The Company expects to take delivery of the engine during 1997.

  During 1993, the Company negotiated with several of its lessors to defer approximately $14.7 million of lease payments on eight aircraft. In addition, during 1995 and 1994 the Company deferred approximately $0.7 million of rent, pursuant to the 1993 agreement. Of these amounts, the Company repaid approximately $14.3 million through 1996.

  The following table shows the aggregate annual amount of scheduled principal maturities (in thousands) of debt outstanding at December 31, 1996, excluding capital lease obligations.

     1997                                        $ 8,012
     1998                                          6,763
     1999                                          7,698
     2000                                          2,327
     2001                                          2,215
     Thereafter                                    4,454
                                                 -------
       Total                                     $31,469
                                                 =======

CAPITAL LEASES

  The present value of the obligations under capital leases at December 31, 1996 is calculated using rates ranging from 6.1% to 10.7%. The following are scheduled minimum capital lease payments (in thousands) due in the succeeding five years and thereafter, together with the present value of such obligations:

     1997                                        $1,673
     1998                                         3,352
     1999                                         1,317
     2000                                         2,940
     2001                                            --
     Thereafter                                      --
                                                 ------
     Total minimum lease payments                 9,282
     Less: imputed interest                       1,599
                                                 ------
          Present value of obligaitons under
          capital lease                          $7,683
                                                 ======

  Property under capital leases consists of equipment leases and are amortized over the lease terms or expected useful life of the assets. Accumulated amortization under capital leases was $4.2 million and $3.6 million at December 31, 1996 and 1995, respectively. Amortization expense of property under capital leases totaled approximately $0.6 million and $0.8 million for the years ended December 31, 1996 and 1995, respectively.

OPERATING LEASES

  In October 1992 and January 1993, World Airways signed a series of agreements with International Lease Finance Corporation ("ILFC"), McDonnell Douglas Corporation, GATX Capital Corporation, and United Technologies Corporation's Pratt & Whitney Group ("Pratt and Whitney") to lease seven new McDonnell Douglas MD-11 aircraft under initial lease terms of two to five years. Six of the seven aircraft leases contain annual renewal options in years six through fifteen of the lease term. If these renewal options are not exercised, the Company is required to pay a substantial penalty to the lessor. Under the terms of the lease agreements, World Airways may be required to pay additional rent in excess of the fixed monthly amounts depending on block hours flown.

  In February 1992, World Airways signed 12-year operating leases for two McDonnell Douglas DC10-30 passenger aircraft. In July 1993, World Airways returned these aircraft to their lessor. Certain matters related to the termination of these leases were resolved in 1995 and resulted in a gain to the Company of approximately $0.8 million. This gain is included in other income in 1995 (see Note 16).

  In 1994, the Company recorded a $4.2 million reversal of excess accrued maintenance reserves associated with the expiration of three additional DC10-30 aircraft leases in 1994. The reversal is recorded as a reduction to maintenance expense.

  The Company's MD-11 leases contain options to purchase the aircraft at various times throughout the lease terms. Long-term deposits consist primarily of deposits on the MD-11 leases. As part of the lease agreements, World Airways was assigned purchase options for four additional MD-11 aircraft. In 1992, World Airways made non-refundable deposits to McDonnell Douglas toward the option aircraft. In March 1996, the Company entered into an agreement with McDonnell Douglas to lease two MD-11ER aircraft. Under this agreement, the Company is leasing each aircraft for a term of 24 years with an option to return the aircraft after a seven year period, subject to fixed termination fees of $2.8 million per aircraft. The non-refundable deposits of $1.2 million previously paid to McDonnell Douglas towards options on four MD-11 aircraft were applied to the deposits required on the MD-11ER aircraft. The Company entered into a simultaneous agreement with McDonnell Douglas to finance MD-11 spare parts. The Company can borrow a total of $9.0 million of which $3.0 million became available with the delivery of each aircraft and an additional $3.0 million became available in December 1996. Net borrowings under the agreement were $5.9 million at December 31, 1996. McDonnell Douglas retains a purchase money lien in the purchased parts. In connection with this lease agreement, the Company agreed to assume an existing lease of two additional MD-11 freighter aircraft for 20 years, beginning in 1999, in the event the existing lessee terminates its lease with McDonnell Douglas at that time.

  World Airways ultimately plans to exit DC10 aircraft and standardize its fleet around the MD-11 aircraft. However, to the extent the Company can obtain DC10 aircraft at favorable lease terms, the Company will continue to utilize these aircraft to supplement the MD-11 fleet during peak flying times until the MD-11 fleet is sufficient to fulfill its obligations. Therefore, in 1995, World Airways entered into three DC10-30 aircraft leases with lease terms expiring in August 1997, September 1997, and December 1998. In March 1996, the Company leased two additional DC10-30 aircraft (see Note 5). However, due to the discontinuation of the Company's scheduled service operations (see Note 3), the Company entered into an agreement in December 1996 to terminate the leases of the two aircraft delivered in March 1996.

  As of December 31, 1996, the Company's fleet consisted of four passenger MD-11 aircraft, one freighter MD-11 aircraft, two convertible MD-11 aircraft, two MD-11ER aircraft, three passenger DC10-30 aircraft, and one DC10-30 convertible aircraft.

  The Company extended the lease terms on two spare engines during 1996. One lease, originally expiring on December 31, 1995, was extended until February 1998. This lease was classified as a capital lease at December 31, 1995, but became an operating lease under the new agreement. The other engine was extended three years from its original April 20, 1996 termination date.

  In 1997, the Company entered into an agreement with Malaysian Airlines to lease an incremental DC10-30 aircraft on a short-term basis to support its peak flying season. The aircaft will be returned at the end of the Hadj program.

  Rental expense from continuing operations, primarily relating to aircraft leases, totaled approximately $84.0 million, $66.4 million, and $53.7 million for the years ended December 31, 1996, 1995 and 1994, respectively.

  The following is a schedule of future annual minimum rental payments, principally aircraft rentals (excluding variable portions), required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1996 (in thousands):

              1997        $   86,209
              1998            83,606
              1999            74,003
              2000            71,462
              2001            71,579
              Thereafter     679,354
                          ----------
              Total       $1,066,213
                          ==========

  These future annual minimum rental payments include all option years. Under the terms of certain of the MD-11 leases, if the options are not exercised, the Company must pay a substantial penalty to the lessor, consisting of either a fixed penalty or a penalty based on the number of block hours flown since delivery of the aircraft. The Company intends to exercise the options under these leases. The Company's lease relating to office space for its corporate headquarters expires in 1997 and is therefore not included above. The Company intends to either extend the current agreement or enter into an alternative lease with similar terms.

12. EMPLOYEE BENEFIT PLANS

  The World Airways' Crewmembers Target Benefit Plan and the World Airways' Flight Attendants Target Benefit Plan are defined contribution plans covering flight engineers and pilots, and flight attendants, respectively, with contributions based upon defined wages. These are both tax-qualified retirement plans under Section 401(a) of the Internal Revenue Code of 1986, as amended (the "Code"). Under the collective bargaining agreement between the Company and the flight attendants, represented by the International Brotherhood of Teamsters ("Teamsters"), that was signed in June 1996 and ratified by the flight attendants in August 1996, the World Airways' Flight Attendant Target Benefit Plan was terminated in September 1996. The Company is required under the agreement to make certain monthly payments on behalf of the flight attendants to the Teamsters subsequent to the termination of the previous plan. Pension expense for both of the Target Benefit plans totaled $2.5 million, $1.9 million, and $1.4 million for the years ended December 31, 1996, 1995, and 1994, respectively. Pension contributions made to the Teamsters on behalf of the flight attendants in the fourth quarter of 1996 totaled $0.1 million.

  Effective January 1, 1994, World Airways adopted the World Airways, Inc. Retroactivity and Profit Sharing Bonus Plan ("the 1994 Profit Sharing Plan"). The 1994 Profit Sharing Plan provides for the payment of retroactive pay to certain DC10 crewmembers for the period July 1, 1992 to August 15, 1994, as well as for certain profit sharing payments. Distributions under the 1994 Profit Sharing Plan are equal to 20% of World Airways defined earnings, subject to an annual limitation of 10% of the total annual aggregate compensation of World Airways employees participating in the 1994 Profit Sharing Plan in that year. This is not a tax-qualified retirement plan under Section 401(a) of the Code. The Company made no distributions in 1995 pertaining to 1994 financial results. The Company distributed approximately $1.7 million in 1996 pertaining to 1995 results, which included the retroactive payment required under the plan. The Company does not plan to make any 1997 distributions pertaining to 1996 results.

  World Airways' cockpit crewmembers and eligible dependents are covered under postretirement health care benefits to age 65. The Company accounts for the cost of health benefits in accordance with FAS #106 which requires accrual accounting for all postretirement benefits other than pensions. World Airways funds the benefit costs on a pay-as-you-go (cash) basis.

  A summary of the net periodic postretirement benefit costs for the years ended December 31, 1996, 1995, and 1994 is as follows:

                                                      1996        1995       1994
                                                   ----------  ----------  ---------

     Service cost                                   $176,000    $118,000    $145,000
     Interest cost on accumulated
      postretirement benefit obligation              100,000     134,000     143,000
     Net amortized gain                              (38,000)    (40,000)         --
                                                    --------    --------    --------
       Net periodic postretirement benefit cost     $238,000    $212,000    $288,000
                                                    ========    ========    ========

  The components of the Accumulated Postretirement Benefit Obligation for the years ended December 31, 1996 and 1995 are as follows:

                                                       1996        1995
                                                    ----------  ----------

     Retirees and dependents                        $  789,000  $  951,000
     Fully eligible, active participants               229,000     165,000
     Not fully eligible participants                 1,527,000   1,480,000
                                                    ----------  ----------
                                                    $2,545,000  $2,596,000
     Less: plan assets                                       0           0
                                                    ----------  ----------
       Accrued postretirement benefit obligation    $2,545,000  $2,596,000
                                                    ==========  ==========

  The assumed discount rates used to measure the accumulated postretirement benefit obligation for 1996 and 1995 were 6.75% and 6.0%, respectively. The medical cost trend rate in 1997 was 7.5% trending down to an ultimate rate in 2021 of 4.0%. A one percentage point increase in the assumed health care cost trend rates for each future year would have increased the aggregate of the service and interest cost components of 1996 net periodic postretirement benefit cost by $31,000 and would have increased the accumulated postretirement benefit obligation as of December 31, 1996 by $124,000.

  The Board of Directors of World Airways adopted an Employee Savings and Stock Ownership Plan (the "Plan") effective October 1, 1996. The Plan is intended to allow employees not covered by collective bargaining agreements, as well as certain WorldCorp and WorldCorp Investments, Inc. employees to share in the growth and prosperity of the Company, to encourage participants to save on a tax-favored basis, and to provide participants an opportunity to accumulate capital for their future economic security. The Plan is an amendment and continuation of the WorldCorp Employee Savings and Stock Ownership Plan (the "WorldCorp KSOP"). As a result of various business developments, the vast majority of the participants in the WorldCorp KSOP were Company employees. For that reason, the Company and WorldCorp agreed that the Company should assume WorldCorp's obligation under the WorldCorp KSOP. In connection with that action, the Trustees exchanged the unallocated shares of WorldCorp common stock held by the WorldCorp KSOP for a like-value of shares in Company common stock. World Airways also made a special contribution of $50,000 to the Plan.

  The WorldCorp KSOP originally assumed bank financing from its predecessor plan, the WorldCorp Employee Stock Ownership Plan. This obligation was paid off by WorldCorp in 1994 and the WorldCorp KSOP agreed to repay WorldCorp the amount of the bank loan. The WorldCorp KSOP refinanced its debt to WorldCorp through a margin loan obtained in January 1995 and amended in May 1996 in the amount of $1.5 million. Principal payments of $90,000 are due quarterly and a final principal payment of $1.0 million is due May 1997. Interest is payable quarterly at the call loan rate plus 1.5%. The margin loan is collateralized by 158,256 of the unallocated shares of common stock owned by the Plan at December 31, 1996. The Company is required to make minimum annual discretionary contributions to the Plan in an amount necessary to pay principal and interest due on the margin loan to the extent that other contributions to the Plan are insufficient to make such payments. Contributions were sufficient to make the required principal and interest payments during 1996. World Airways guarantees payment on the margin loan. The outstanding balance is therefore included in current maturities of long-term obligations and stockholders' equity in the accompanying balance sheet at December 31, 1996.

  The Plan will continue to hold the shares of WorldCorp common stock that were allocated the participants' accounts before October 1, 1996. No additional shares of WorldCorp common stock will be allocated under the Plan on or after that date. Instead, participants will have the opportunity to receive future allocations of Company common stock. The Plan has 447,417 allocated shares at December 31, 1996.

  Under the Plan, employees may elect to invest salary deferral contributions in either the World Airways Stock Fund or in other investment funds. The Plan provides employer matching contributions in World Airways Stock Fund at a rate determined by the Board of Directors, but at no less than 50% of the salary deferral contribution. The employer matching contribution rate in the other investment funds is 33-1/3% of the salary deferral contribution. The Company expensed approximately $0.05 million for its contributions to the Plan during 1996.

  On May 24, 1995, the Company's stockholders approved the 1995 Stock Option Plan (the "1995 Plan") that took effect May 31, 1995. Members of the Company's Board of Directors, employees, and consultants to the Company or its affiliates are eligible to participate in the 1995 Plan. The Company has reserved 1,100,000 shares of common stock for issuance upon the exercise of options granted to participants under the 1995 Plan. These options expire at the earlier of the stated expiration, which shall not exceed ten years from the date of grant, or at the termination of the participant's employment with the Company. Stock options are granted with an exercise price which shall not be less than 85% of the fair market value of the common stock on the date of grant. The stock options have terms ranging from seven years and seven months to eight years and become vested and fully exercisable at various times through May 2003. At December 31, 1996, there were 288,827 additional shares available for grant under the 1995 Plan.

  On July 27, 1995, the Company adopted the Non-Employee Directors' Stock Option Plan (the "Directors' Plan"), pursuant to which each non-affiliate director will be offered options to purchase 10,000 shares of common stock upon election or appointment to the Board of Directors of the Company. On the third anniversary of the initial award, each such director will be offered an option to purchase 5,000 shares of common stock. Options granted under the Directors' Plan become exercisable in equal monthly installments during the 36 months following the award, as long as the person remains a director of the Company. The exercise price of all such options will be the average closing price of the common stock during the 30 trading days immediately preceding the date of grant. Up to 250,000 shares of common stock may be issued under the Directors' Plan, subject to certain adjustments. There were no shares granted under this Plan at December 31, 1996.

  There were no stock options granted during 1996. The per share weighted-average fair value of stock options granted during 1995 was $6.29 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:
                                                   1995
                                               -------------

   Expected dividend yield                     0.00%
   Risk-free interest rate                     5.1% to 5.58%
   Expected life (in years)                    4 to 8
   Expected volatility                         59% to 62%

   The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income (loss) would have been changed to the pro forma amounts indicated below:

                                                                                            1996         1995
                                                                                        ------------   -----------
Net income (loss)                                                    As reported            $(14,022)      $ 8,896
                                                                     Pro forma              $(14,579)      $ 7,778

Primary and fully diluted earnings
 (loss) per common equivalent share                                  As reported        $      (1.19)  $      0.84
                                                                     Pro forma          $      (1.23)  $      0.74

Stock option activity during the periods indicated is as follows:

                                                                            Number of
                                                                            Options             Weighted-Average
                                                                          Outstanding           Exercise Prices
                                                                         ----------------       ----------------
Balance at December 31, 1994                                                       --            $        --
 Granted                                                                    1,095,843                   11.00
 Exercised                                                                         --                     --
 Forfeited                                                                         --                     --
 Expired                                                                           --                     --
                                                                            ---------            -----------

Balance at December 31, 1995                                                1,095,843            $      11.00
 Granted                                                                           --                     --
 Exercised                                                                         --                     --
 Forfeited                                                                  (284,670)                   11.00
 Expired                                                                           --                     --
                                                                            ---------            -----------

Balance at December 31, 1996                                                  811,173            $      11.00
                                                                            =========

   At December 31, 1996, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $10.00 - $12.50 and 4.07 years, respectively.

   At December 31, 1996 and 1995, the number of options exercisable was 315,448 and 304,448, respectively, and the weighted-average exercise price of those options was $11.01 and $11.00, respectively.

13.  FEDERAL AND STATE INCOME TAXES

   Income tax expense attributable to income from continuing operations consists of (in thousands):

                                    For the years ended December 31,
                                   ----------------------------------
                                      1996        1995        1994
                                   -----------  ---------  ----------

  U.S. Federal                          $ 724       $ 514      $ (44)
  State                                   (45)         88         18
                                        -----       -----      -----
   Income tax expense (benefit)         $ 679       $ 602      $ (26)
                                        =====       =====      =====

  There is no deferred tax expense or benefit for the years ended December 31, 1996, 1995, and 1994.

  The provision (benefit) for income taxes for fiscal years 1996, 1995, and 1994 has been presented in the consolidated statements of income as continuing operations and discontinued operations as follows:

                                                       For the years ended December 31,
                                                      -----------------------------------
                                                         1996        1995         1994
                                                      ----------  -----------  ----------
  Tax provision (benefit) allocated to:
   Continuing operations                                  $ 679        $ 602       $ (26)
   Discontinued operations                                 (645)        (306)         --
                                                          -----        -----       -----
  Total provision for income tax expense (benefit)        $  34        $ 296       $ (26)
                                                          =====        =====       =====

  Income tax expense attributable to income (loss) from continuing operations for the years ended December 31, 1996, 1995, and 1994 differed from the amounts computed by applying the U.S. Federal income tax rate of 34 percent as a result of the following (in thousands):

                                                  For the years ended December 31,
                                                 -----------------------------------
                                                    1996        1995        1994
                                                 ----------  ----------  -----------
  Expected Federal income tax expense
   (benefit) at the statutory rate                 $ 6,471     $ 5,014      $(3,069)
  Generation (utilization) of net
   operating loss carryforward                      (7,607)     (4,932)       2,666
  Alternative minimum and environmental taxes          724         285           --
  State income tax expense, net of
   Federal benefit                                     (30)         58           12
  Other:
   Meals and entertainment                           1,057         663          472
   Other                                                64        (486)        (107)
                                                   -------     -------      -------
  Income tax expense (benefit)                     $   679     $   602      $   (26)
                                                   =======     =======      =======

  The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, are as follows (in thousands):

                                                                               1996      1995
                                                                              -------  -------

Deferred tax assets:
    Net operating loss carryforwards                                          $35,819  $34,136
    Recognition of sales/leaseback gains                                        2,126    2,485
    Accrued maintenance in excess of reserves paid, primarily
      due to accrual for financial statement purposes                           6,335    3,811
    Accrued postretirement benefit obligation, due to accrual
      for financial statement purposes                                            865      883
    Discontinued operations accruals                                              272       --
    Compensated absences, primarily due to accrual for
      financial statement purposes                                                805      656
    Accrued rent                                                                1,112      608
    Alternative minimum tax credit carryforward                                 2,503    2,500
    Investment tax credit carryforward                                            821    1,300
    Other                                                                         457      204
                                                                              -------  -------
      Gross deferred tax assets                                                51,115   46,583
      Less:  valuation allowance                                               43,258   39,453
                                                                              -------  -------
      Net deferred tax assets                                                   7,857    7,130
                                                                              -------  -------
   Deferred tax liabilities:
    Property and equipment                                                      7,650    6,757
    Other                                                                         207      373
                                                                              -------  -------
    Gross deferred tax liabilities                                              7,857    7,130
                                                                              -------  -------
   Net deferred income taxes                                                  $    --  $    --
                                                                              =======  =======

   The valuation allowance for deferred tax assets as of January 1, 1995 was $51.1 million. The net changes in the total valuation allowance for the years ended December 31, 1996 and 1995 were an increase of $3.8 million and a decrease of $11.7 million, respectively. The Company's estimate of the required valuation allowance is based on a number of factors, including historical operating results. The Company generated earnings from continuing operations in 1996 and net earnings for the year ended 1995 as compared to net losses in both 1996 and 1994. If the Company generates net earnings in 1997, it is possible that a change in the estimate of the required valuation allowance will occur in the near term, and could differ materially from the amount recorded at December 31, 1996.

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

   In August 1991, 5.7 million shares of WorldCorp common stock were sold by a group of existing shareholders. This transaction constituted an Ownership Change as defined under Section 382 of the Internal Revenue Code of 1986, as amended. This Ownership Change subjects the Company to an annual limitation in 1991 and future years in the use of net operating loss, alternative minimum tax credit, and investment tax credit carryforwards which were available to WorldCorp (and thus allocable to the Company) on the date on which the Ownership Change occurred. As of December 31, 1996, the Company had net operating loss carryforwards for federal income tax purposes of $104.7 million. Of this amount, $38.1 million is subject to a $6.9 million annual limitation resulting from the 1991 Ownership Change. The Company's net operating loss carryforwards expire as follows (in millions):

                        1998   $ 13.7
                        1999     12.0
                        2000     15.8
                        2001     10.2
                        2005      4.0
                        2008     26.3
                        2009     17.9


                        2011      4.8
                              -------
                               $104.7
                              =======

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

14.   MAJOR CUSTOMERS

   The Company operates in one business segment, the non-scheduled air transportation industry. Information concerning customers for years in which their revenues comprised 10% or more of the Company's operating revenues is presented in the following table (in thousands):

                                                                               Year ended December 31,
                                                                             ---------------------------
                                                                               1996      1995     1994
                                                                             --------  --------  -------

     Malaysian Airlines                                                      $105,410  $100,934  $32,773
     U.S. Department of Defense (including U.S. Air Force)                     79,029    52,889   44,572
     Philippine Airlines                                                       46,516        --       --
     P. T. Garuda Indonesia                                                    39,849    26,263   32,356
     Look Charters                                                              3,749     3,677   21,222

  World Airways has provided service to Malaysian Airlines since 1981, providing aircraft for integration into Malaysian Airlines' scheduled passenger and cargo operations as well as transporting passengers for the annual Hadj pilgrimage. The Malaysian Airlines' Hadj contract which was entered into in 1992 expired in 1996. The Company recently entered into a new 32-month agreement for year-round operations (including the Hadj) with Malaysian Airlines whereby the Company will provide two aircraft with cockpit crews, maintenance and insurance to Malaysian Airlines' newly-formed charter division through May 1999. The Company is currently in preliminary discussions with Malaysian Airlines regarding a potential eleven-month reduction in the utilization of one of these aircraft during the 32-month term of the contract. World Airways provided three aircraft for the 1996 and 1995 Hadj operations, and will provide three aircraft for the 1997 Hadj operations.

  Until recently, the Company operated four passenger aircraft for Malaysian Airlines under multi-year agreements. The contract for two of the four passenger aircraft for Malaysian Airlines expired in March 1997. While the Company is deploying these two aircraft in the 1997 Hadj, and will actively re-market the aircraft thereafter, the Company can provide no assurance that it will be able to redeploy the two aircraft, beginning June 1997, at price and utilization levels at least as favorable as under the terms of the Malaysian Airlines contracts.

  The Company originally operated three MD-11 cargo aircraft for Malaysian Airlines. However, beginning in July, 1996, and as mutually agreed by the parties, World Airways redeployed two cargo aircraft, which had been operating under these contracts, into the Philippine Airlines contract. The Company and Malaysian Airlines are currently discussing the future redeployment of these aircraft back into Malaysian Airlines' operations in order to meet the contract's original obligations. The Company can provide no assurances, however, that the Company will, in fact, be able to redeploy these two aircraft back into Malaysian Airlines' operation to meet the contract's original obligations.

  The Company's contract with the U.S. Air Force expires in September 1997. The Company anticipates that future renewals of the U.S. Air Force contract will be on an annual basis.

  The Company has provided service to PT Garuda Indonesia ("Garuda") since 1973 and has operated under an annual Hadj contract since 1988. World Airways operated seven aircraft in the 1996 Garuda Hadj and five aircraft in the 1995 Garuda Hadj. The Company will operate six aircraft for the 1997 Garuda Hadj.

  In May 1996, the Company entered into a new ACMI contract with Philippine Airlines, thereby further expanding its presence in the Pacific Rim. The Company presently operates four MD-11 passenger aircraft for Philippine Airlines under an agreement, with high minimum monthly utilization levels. The Company, however, has recently received a written communication from Philippine Airlines in which the airline contends that its leases for all four aircraft expire on November 15, 1997. The Company believes that this position is contrary to the understanding of the parties that each of the MD-11s are to be leased by Philippine Airlines for a period of 18 months from delivery of each aircraft. The parties are currently discussing the length of the lease term for these aircraft. The Company can provide no assurances, however, that Philippine Airlines will agree to lease any of the four MD-11 passenger aircraft beyond November 15, 1997, or that the Company will be able to secure other business at as favorable price and utilization levels.

  Also, subsequent to year-end, at Philippine Airlines' request, the Company agreed to a payment plan with respect to Philippine Airlines' wet lease obligations for several months beginning in March 1997. Although Philippine Airlines is current on this payment plan to date, if Philippine Airlines defaults on this payment plan, or fails to meet its monthly aircraft lease obligations, this development, if not offset by other business, would have a material adverse effect on the cash flows, financial condition and results of operation of World Airways.

  World Airways has provided service to Look Charters under an annual contract since 1992. In 1996, 1995 and 1994, World Airways performed operations for a summer charter program transporting passengers between Paris, France and various locations in the United States and Mexico.

  Although the Company's customers bear the financial risk of filling the Company's aircraft with passengers or cargo, the Company can be affected adversely if its customers are unable to operate the Company's aircraft profitably, or if one or more of the Company's customers experience a material adverse change in their market demand, financial condition or results of operations. Under these circumstances, the Company can be adversely affected by receiving delayed or partial payments or by receiving customer demands for rate and utilization reductions, flight cancellations, and/or early termination of their agreements.

  The Company derives a significant percentage of its revenues and block hours from its operations in the Pacific Rim region. While the Company believes the Pacific Rim region is a growth market for air transportation, any economic decline or any military or political disturbance in this area may interfere with the Company's ability to provide service in this area and could have a material adverse effect on the financial condition or results of operations of the Company.

  All export contracts are denominated in U.S. dollars as are substantially all of the related expenses. The classification between domestic and export revenues is based on entity definitions prescribed in the economic regulations of the Department of Transportation. Information concerning the Company's export revenues from continuing operations is presented in the following table (in thousands):

                                     For the Years Ended December 31,
                                     ----------------------------------
                                        1996         1995        1994
                                     ---------     --------    ---------
  Operating Revenues:
-----------------------
     Domestic                         $ 91,516     $ 59,278     $ 63,156
     Export  -    Malaysia             105,410      100,934       32,773
             -    Philippine            46,516           --           --
             -    Indonesia             39,849       26,263       32,356
             -    France                 3,749        6,897       22,217
             -    Other                 22,547       49,014       30,213
                                      --------     --------     --------
     Total                            $309,587     $242,386     $180,715
                                      ========     ========     ========

15.  RELATED PARTY TRANSACTIONS

  Effective December 31, 1996, WorldCorp owns approximately 61.3% of the outstanding common stock of World Airways. Transactions between World Airways and WorldCorp are described in Note 4.

  Effective December 31, 1996, MHS owns approximately 17.6% and 29.1% of the outstanding common stock of World Airways and Malaysian Airlines, respectively. Malaysian Airlines is World Airways' largest commercial customer (see Notes 5 and 14).

  Bain & Company, Inc. provided consulting services of approximately $150,000 and $400,000 to the Company during 1995 and 1994, respectively. A principle of Bain & Company is also a member of the Board of Directors of WorldCorp.

  W. Jerrold Scoutt, Jr., a member of the Board of Directors of WorldCorp until May 1994, is a member of the law firm of Zuckert, Scoutt & Rasenberger,
Washington, D.C.   Zuckert, Scoutt & Rasenberger rendered legal services to the
Company during 1996, 1995, and 1994.

16.  COMMITMENTS AND CONTINGENCIES

LITIGATION AND CLAIMS

  The Company and WorldCorp (the "World Defendants") are defendants in litigation brought by the Committee of Unsecured Creditors of Washington Bancorporation (the "Committee") in August 1992, captioned Washington Bancorporation v. Boster, et. al., Adv. Proc. 92-0133 (Bankr. D.D.C.) (the "Boster Litigation"). The complaint asserts that the World Defendants received preferential transfers or fraudulent conveyances from Washington Bancorporation when the World Defendants received payment at maturity on May 4, 1990 of Washington Bancorporation commercial paper purchased on May 3, 1990. The Committee seeks recovery of approximately $4.8 million from World Airways and approximately $2.0 million from WorldCorp. Under a settlement agreement which remains subject to certain contingencies, the plaintiff has agreed to dismiss with prejudice the Boster Litigation against all defendants, including the World Defendants, with each party to bear its own costs. In that event, the World Defendants would not have any further liability in the Boster Litigation. On January 28, 1997, the U.S. District Court conditionally dismissed the Boster Litigation subject to reinstatement if the settlement is not finalized by May 15, 1997. In any event, the Company believes it has substantial defenses to this action, although no assurance can be given of the eventual outcome of this litigation. Depending upon the timing of the resolution of this claim, if the Committee was successful in recovering the full amount claimed, the resolution could have a material adverse effect on the financial condition or results of operations of the Company.

  The Company's flight attendants are represented by the Teamsters under a collective bargaining agreement that became amendable in 1992. The parties exchanged their opening contract proposals in 1992. In June 1996, the Company signed a new four year labor agreement with the Teamsters which provides for retroactive pay increases for the flight attendants and work rule flexibility and lengthened duty time rules for the Company. The agreement was ratified by the flight attendants in August 1996. The Company's flight attendants challenged the use of foreign flight attendant crews on the Company's flights for Malaysian Airlines and Garuda Indonesia which has historically been the Company's operating procedure. The Company is contractually obligated to permit its Southeast Asian customers to deploy their own flight attendants. While the arbitrator in this matter recently denied the Union's request for back pay to affected flight attendants for flying relating to the 1994 Hadj, the arbitrator concluded that the Company's contract with its flight attendants requires the Company to first actively seek profitable business opportunities that require using the Company's flight attendants, before the Company may accept wet lease business opportunities that use the flight attendants of the Company's customers. The Company can provide no assurances as to how the imposition of this requirement will affect the Company's financial condition and results of operations.

  The Company has periodically received correspondence from the FAA with respect to minor noncompliance matters. Most recently, as the FAA has increased its scrutiny of U.S. airlines, the Company was assessed a preliminary fine of $810,000 in connection with certain minor security violations by ground handling crews contracted by the Company for services at foreign airport locations. In each of these instances, the Company was in compliance with international regulations, but not the more stringent U.S. requirements. The Company has taken steps to comply with the U.S. requirements and believes that any fines ultimately imposed by the FAA will not have a material adverse effect on the financial condition or results of operations of the Company. The Company has accrued a liability for its estimate of the ultimate fine that will be assessed, which is less than the amount of the preliminary assessment, in the accompanying balance sheet at December 31, 1996.

  In connection with the discontinuance of the Company's scheduled service operations, the Company is subject to claims by various third parties and may be subject to further claims in the future. One claim has been filed in connection with the Company's discontinuance of scheduled service to South Africa, seeking approximately $37.8 million in compensatory and punitive damages. The Company believes it has substantial defenses to this action, although no assurance can be given of the eventual outcome of this litigation. Depending upon the timing of the resolution of this claim, if the plaintiff were successful in recovering the full amount claimed with respect to this claim, the resolution could have a material adverse effect on the financial condition or results of operations of the Company.

  The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial condition.

CONTINGENT RENTAL PAYMENTS

  In July 1993, the Company returned certain DC10-30 aircraft to the lessor (see
Note 11). As a result of this early lease termination, the Company is responsible, until 2004 for one aircraft and 2005 for the second aircraft, for one-third of any deficit in rent incurred in future leases of the aircraft, up to $100,000 monthly per plane, with an overall combined cap of $1,850,000. The Company has recorded $984,000 for rent shortfalls through December 1996. The estimated shortfall liabilities relating to these aircraft are accrued in the accompanying balance sheets at December 31, 1996 and 1995. The Company's remaining contingent liability related to this matter approximates $866,000.

COMMITMENTS TO PURCHASE SPARE ENGINES

  The Company has a commitment to purchase a spare engine for which the Company expects to take delivery in 1997 (See Note 11).

LETTERS OF CREDIT

  At December 31, 1996 and 1995, restricted cash and short-term investments include customer deposits held in escrow and cash pledged as collateral for various letters of credit facilities issued by a bank on the Company's behalf totaling $1.0 million, with expiration dates principally occurring in 1997.

MD-11 ENGINE MAINTENANCE AGREEMENT

  Engine maintenance accounts for most of the Company's annual maintenance expenses. Typically, the hourly cost of engine maintenance increases as the aircraft ages. The Company outsources major airframe maintenance and power plant work to several suppliers. The Company has a 10-year contract expiring in August 2003 with United Technologies Corporation's Pratt & Whitney Group for all off-wing maintenance on the PW 4462 engines that power its MD-11 aircraft. Under this contract, the manufacturer agreed to provide such maintenance services at a cost not to exceed specified rates per hour during the term of the contract. The Company's maintenance costs associated with the MD-11 aircraft and PW 4462 engines have been significantly reduced due in part to manufacturer guarantees and warranties which began to expire in 1995 and which will fully expire by 1998. In addition, the specified rates per hour are subject to annual escalation, increasing substantially in April 1998. Accordingly, while the Company believes the terms of this agreement have resulted in lower engine maintenance costs than it otherwise would incur, engine maintenance costs will increase substantially during the last five years of the agreement. The Company will begin to accrue these increased expenses in 1997. Therefore, the Company expects that maintenance expenses will continue to increase during the remainder of the term of the contract as the Company's aircraft fleet ages.

17.  UNAUDITED QUARTERLY RESULTS

  The results of the Company's quarterly operations (unaudited) for 1996 and 1995 are as follows (in thousands except share data):

                                                               Quarter Ended
                                   -----------------------------------------------------------------
                                    March 31     June 30    September 30  December 31    Total Year
                                   ---------    ----------  ------------  -----------    -----------
  1996

  Operating revenues               $65,365       $ 86,508       $75,397      $82,317          $309,587

  Operating income (loss)           (3,325)        15,271         3,716        5,983            21,645

  Earnings (loss) from
    continuing operations           (3,687)        14,459         2,909        4,672/(1)/       18,353

  Discontinued operations (less
    applicable tax benefit)         (4,187)       (28,518)          180          150           (32,375)

  Net earnings (loss)              $(7,874)      $(14,059)      $ 3,089      $ 4,822          $(14,022)

  Primary and fully diluted
    earnings (loss) per
    common equivalent share:
    Continuing operations          $ (0.31)      $   1.20       $  0.24      $  0.42             $1.55
    Discontinued operations          (0.35)         (2.37)         0.02         0.01             (2.74)
                                   -------       --------       -------      -------          --------
    Net earnings                   $ (0.66)      $  (1.17)      $  0.26      $  0.43            $(1.19)
                                   =======       ========       =======      =======          ========

  1995

  Operating revenues               $40,537       $ 75,778       $69,394      $56,677          $242,386

  Operating income (loss)           (2,958)        12,481         5,284        1,091            15,898

  Earnings (loss) from
    continuing operations           (3,684)        11,933         4,498        1,399            14,146

  Discontinued operations (less
    applicable tax benefit)           (116)          (999)       (1,139)      (2,996)           (5,250)

  Net earnings (loss)              $(3,800)      $ 10,934       $ 3,359      $(1,597)  /(2)/  $  8,896

  Primary and fully diluted
    earnings (loss) per
    common equivalent share:
    Continuing operations          $ (0.37)      $   1.18       $  0.44      $  0.12             $1.34
    Discontinued operations          (0.01)         (0.10)        (0.11)       (0.25)            (0.50)
                                   -------       --------       -------      -------          --------
    Net earnings                   $ (0.38)      $   1.08       $  0.33      $ (0.13)            $0.84
                                   =======       ========       =======      =======          ========

(1) Earnings from continuing operations in the quarter ended December 31, 1996 includes the reversal of maintenance costs, which had been accrued throughout 1996, of $1.5 million relating to the termination of two DC10-30 aircraft in December 1996 (see Notes 5 and 11).

(2) Net loss in the quarter ended December 31, 1995 includes a gain of approximately $0.8 million on a settlement relating to the return of two DC10-30 aircraft in 1993 (see Note 11).

                         INDEPENDENT AUDITORS' REPORT



THE BOARD OF DIRECTORS AND STOCKHOLDERS
WORLD AIRWAYS, INC.:


  We have audited the accompanying balance sheets of World Airways, Inc. ("World Airways") as of December 31, 1996 and 1995, and the related statements of operations, changes in common stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 1996. In connection with our audits of the financial statements, we also have audited the related financial statement schedule as listed in Item 14(a)(2) herein. These financial statements and financial statement schedule are the responsibility of World Airways' management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of World Airways as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                           KPMG PEAT MARWICK LLP



WASHINGTON, D.C.
FEBRUARY 6, 1997

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

DIRECTORS

  The Company incorporates herein by reference the information concerning directors contained in its Notice of Annual Stockholder's Meeting and Proxy Statement to be filed within 120 days after the end of the Company's fiscal year (the "1997 Proxy Statement").

EXECUTIVE OFFICERS

  The following table sets forth the names and ages of all executive officers of the Company and all positions and offices within the Company presently held by such executive officers:

       NAME               Age                     Position Held
       ----               ---                     -------------

T. Coleman Andrews,III     42  Acting Chief Executive Officer and President, and Chairman of the Board

Vance Fort                 52  Senior Vice President - Government Affairs and General Counsel

Ahmad M. Khatib            46  Executive Vice President - Sales and Marketing, and Director

Mark S. Lynch              33  Chief Financial Officer

   T. COLEMAN ANDREWS, III has served as Chairman of the Board of the Company since September 1986. On March 14, 1997, World Airways announced that Charles W. Pollard departed as President and Chief Executive Officer. Pursuant to the Company's bylaws, Mr. Andrews will act as President and Chief Executive Officer on an interim basis pending the hiring of a new CEO. In 1986, Mr. Andrews was recruited by the Board to lead a strategic turnaround and financial restructuring of the Company, which in the previous seven years had lost $201 million. Since that time, the team led by Mr. Andrews has generated profitable results in seven of the ten years and has rebuilt the Company successfully around its current strategy. He is a Director and Chairman of the Board of WorldCorp and has served as a Director of InteliData Technologies Corporation (and its predecessor US Order, Inc.) since 1990. From 1978 through 1986, he was affiliated with Bain & Company, Inc., an international strategy consulting firm. At Bain, he was elected partner in 1982 and was a founding general partner in 1984 of The Bain Capital Fund, a private venture capital partnership. Prior to his experience with Bain, Mr. Andrews served in several appointed positions in the White House for the Ford Administration. He is the brother of
A. Scott Andrews.

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

   MARK S. LYNCH has served as Chief Financial Officer of the Company since February 1997 and been employed at Worldcorp since November 1996. Mr. Lynch has served as Vice President -- Finance for US Order, Inc. ("US Order"), the predecessor corporation to InteliData Technologies Corporation ("InteliData"), since 1993 and as Controller of US Order since 1991. He is responsible for all financial and accounting aspects of the Company. Prior to joining US Order, he served as assistant controller of The Clark Construction Group from 1989 to 1991, and he worked at KPMG Peat Marwick LLP from 1986 to 1989. He received a B.S. from Pennsylvania State University and an M.B.A. from George Washington University and is a certified public accountant.

BENEFICIAL OWNERSHIP REPORTING

   The Company incorporates herein by reference the information required by Item 405 of Regulation S-K contained in its 1997 Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

   The Company incorporates herein by reference the information concerning executive compensation contained in the 1997 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

   The Company incorporates herein by reference the information concerning security ownership of certain beneficial owners and management contained in the 1997 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

   The Company incorporates herein by reference the information concerning certain relationships and related transactions contained in the 1997 Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

(a)  The following documents are filed as part of this report:

     (1)  Financial Statements

     The following financial statements of World Airways, Inc. are filed herewith:

     Balance Sheets, December 31, 1996 and 1995

     Statements of Operations, Years Ended December 31, 1996, 1995, and 1994

     Statements of Changes in Common Stockholders' Equity (Deficit),
       Years Ended December 31, 1996, 1995 and 1994

     Statements of Cash Flows, Years Ended December 31, 1996, 1995 and 1994

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

 No.    Description
----    -----------
 1.1    Form of Underwriting Agreement to be entered into among the Company,                              Incorporated
        WorldCorp, Inc. and the Underwriters.                                                             By Reference

 3.1    Amended and Restated Certificate of Incorporation.                                                Incorporated
                                                                                                          By Reference

 3.2    Amended and Restated Bylaws.                                                                      Incorporated
                                                                                                          By Reference
 4.1    Article IV of the Company's Amended and Restated Certificate of
        Incorporation, incorporated by reference to Exhibit 3.1 filed herewith, and                       Incorporated
        Section 6 of the Company's Bylaws, incorporated by reference to Exhibit 3.2                       By Reference
        filed herewith.

 5.1    Opinion of Hunton & Williams.                                                                     Incorporated
                                                                                                          By Reference

10.1    The Company's 1995 Stock Option Plan.                                                             Incorporated
                                                                                                          By Reference



10.2    Form of Directors' Indemnification Agreement.                                                      Incorporated
                                                                                                           By Reference

10.3    Employment Agreement between the Company and Charles W. Pollard, dated                             Incorporated
        as of January 1, 1995.                                                                             By Reference

10.4    Amendment No. 1 to the Employment Agreement between the Company and                                Incorporated
        Charles W. Pollard, dated as of May 31, 1995.                                                      By Reference

10.5    Stock Option Agreement between the Company and Charles W. Pollard, dated                           Incorporated
        as of January 1, 1995.                                                                             By Reference

10.6    Amendment No. 1 to the Stock Option Agreement between the Company and                              Incorporated
        Carles W. Pollard, dated as of May 31, 1995.                                                       By Reference

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

10.8    Office Lease--The Hallmark Building dated as of September 20, 1989                                 Incorporated
        between the Company and GT Renaissance Centre Limited Partnership. (Filed                          By Reference
        as Exhibit 10.38 to WorldCorp, Inc.'s Annual Report on Form 10-K for the
        fiscal year ended December 31, 1989 and incorporated herein by reference.)

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

10.14   Amendment No. 3 to Aircraft Lease Agreement for Aircraft Serial Number                             Incorporated
        48519 dated as of April 1993 between the Company and International Lease                           By Reference
        Finance.


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

10.28  Stock Purchase Agreement by and among the Company, WorldCorp, Inc., and                             Incorporated
       Malaysian Helicopter Services Berhad dated as of October 30, 1993. (Filed as                        By Reference
       Exhibit 10.87 to WorldCorp, Inc.'s Annual Report on Form 10-K for the
       fiscal year ended December 31, 1994 and incorporated herein by reference.)

10.29  Stock Registration Rights Agreement between the Company and Malaysian                               Incorporated
       Helicopter Services Berhad dated as of October 30, 1993. (Filed as Exhibit                          By Reference
       10.88 to WorldCorp, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.)

10.30  Shareholders Agreement between Malaysian Helicopter Services Berhad,                                Incorporated
       WorldCorp, Inc. and the Company, dated as of February 3, 1994. (Filed as                            By Reference
       Exhibit 10.89 to WorldCorp, Inc.'s Annual Report on Form 10-K for the
       fiscal year ended December 31, 1994 and incorporated herein by reference.)

10.31  Amendment No. 1 to Shareholders Agreement dated as of February 28, 1994,                            Incorporated
       among WorldCorp, the Company and Malaysian Helicopter Services Berhad.                              By Reference
       (Filed as Exhibit 10.90 to WorldCorp  Inc.'s Annual Report on Form 10-K
       for the fiscal year ended December 31, 1994 and incorporated herein by reference.)

10.32  Agreement between the Company and the International Brotherhood of                                  Incorporated
       Teamsters representing the Cockpit Crewmembers employed by the Company                              By Reference
       dated August 15, 1994-June 30, 1998. (Filed as Exhibit 10.98 to WorldCorp,
       Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31,
       1994 and incorporated herein by reference.)

10.33  Aircraft Services Agreement dated September 26, 1994 by and between the                             Incorporated
       Company and Malaysian Airline System Berhad. (Filed as Exhibit 10.101 to                            By Reference
       WorldCorp, Inc.'s Annual Report on Form 10-K for the fiscal year ended
       December 31, 1994 and incorporated herein by reference.)

10.34  Freighter Services Agreement dated October 6, 1994 by and between the                               Incorporated
       Company and Malaysian Airline System Berhad. (Filed as Exhibit 10.102 to                            By Reference
       WorldCorp, Inc.'s Annual Report on Form 10-K for the fiscal year ended
       December 31, 1994 and incorporated herein by reference.)

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

10.36  Amendment No. 2 to the Aircraft Services and Freighter Services Agreements                          Incorporated
       by and between the Company and Malaysian Airline System Berhad, dated                               By Reference
       February 9, 1995.

10.37  Amendment No. 3 to the Freighter Services Agreement by and between the                              Incorporated
       Company and Malaysian Airline System Berhad dated May, 1995.                                        By Reference



10.38  1995 U.S. Air Force Contract F11626-94-D0027 dated October 1, 1994                                  Incorporated
       between the Company and Air Mobility Command. (Filed as Exhibit 10.103                              By Reference
       to WorldCorp, Inc.'s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1994 and incorporated herein by reference.)

10.39  FY1996 Contractor Team Agreement among the Company, Continental                                     Incorporated
       Airlines, Inc., Emery Worldwide Airlines, Inc., Evergreen International                             By Reference
       Airlines, Inc., Miami Air International, Inc., Northwest Airlines, Inc. and
       Rich International Airways, Inc. dated April 3, 1995.

10.40  Lease agreement for Aircraft Serial Number 48485 dated as of January 15,                            Incorporated
       1991 between the Company and First Security National Bank of Utah, N.A.                             By Reference
       (Filed as Exhibit 10.65 to WorldCorp, Inc.'s Annual Report on Form 10-K
       for the fiscal year ended December 31, 1991 and incorporated herein by reference).

10.41  Maintenance Agreement between Malaysian Airline System Berhad and the                               Incorporated
       Company dated March 1, 1995.                                                                        By Reference

10.42  Form of Master Services Agreement between the Company and WorldCorp,                                Incorporated
       Inc.                                                                                                By Reference

10.43  1996 U.S. Air Force Contract dated October 1, 1995 between the Company                              Incorporated
       and Air Mobility Command.                                                                           By Reference

10.44  Amendment No. 3 to the Accounts Receivable Management and Security                                  Incorporated
       Agreement between the Company and BNY Financial Corporation dated as of                             By Reference
       September 28, 1995.

10.45  Amendment No. 4 to the Accounts Receivable Management and Security                                  Incorporated
       Agreement between the Company and BNY Financial Corporation dated as of                             By Reference
       September 28, 1995.

10.46  Form of Non-Employee Directors' Stock Option Plan.                                                  Incorporated
                                                                                                           By Reference

11.1   Computation of earnings (loss) per share.                                                           Filed
                                                                                                           Herewith

23.1   Consent of Independent Auditors                                                                     Filed
                                                                                                           Herewith

27     Financial data schedule for the year ended December 31, 1996                                        Filed
                                                                                                           Herewith
(b)    Reports on Form 8-K

      None.



                           STATUS OF PRIOR DOCUMENTS

   World Airways' Annual Report on Form 10-K for the year ended December 31, 1996, at the time of filing with the Securities and Exchange Commission, shall modify and supersede all prior documents filed pursuant to Sections 13, 14, and 15(d) of the Securities Exchange Act of 1934 for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933, as amended, which incorporates by reference such Annual Report on Form 10-K.


*     *     *     *     *     *     *     *     *     *     *     *     *     *

                                                                     SCHEDULE II

                              WORLD AIRWAYS, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                 (IN THOUSANDS)





                                   Balance at  Charged to  Deductions   Balance
                                   beginning   costs and   charged to  at end of
                                   of period    expenses    reserves    period
                                   ----------  ----------  ----------  ---------

Allowance for Doubtful Accounts
--------------------------------


Year ended December 31, 1996          $258        $300         $145      $413
                                      ====        ====         ====      ====

Year ended December 31, 1995          $ 35        $370         $147      $258
                                      ====        ====         ====      ====

Year ended December 31, 1994          $277        $409         $651      $ 35
                                      ====        ====         ====      ====



 Valuation Allowance for
   Deferred Tax Assets
------------------------



Year ended December 31, 1996    $39,453   $3,805  $    --  $43,258
                                =======   ======  =======  =======

Year ended December 31, 1995    $51,143   $   --  $11,690  $39,453
                                =======   ======  =======  =======

Year ended December 31, 1994    $49,138   $2,005  $    --  $51,143
                                =======   ======  =======  =======


                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     WORLD AIRWAYS,  INC.

                                     By  /s/ Mark S. Lynch
                                         -----------------
                                         Mark S. Lynch
                                         Chief Financial Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                    Title                      Date
---------                    -----                      ----



/s/ T. Coleman Andrews, III  Acting Chief Executive Officer,  March 31, 1997
---------------------------
(T. Coleman Andrews, III)    President, and Chairman of the Board


/s/ Mark S. Lynch            Chief Financial Officer    March 31, 1997
-----------------
(Mark S. Lynch)


/s/ A. Scott Andrews         Director                   March 31, 1997
--------------------
(A. Scott Andrews)


/s/ Wan Malek Ibrahim        Director                   March 31, 1997
---------------------
(Wan Malek Ibrahim)


/s/ Ahmad M. Khatib          Director                   March 31, 1997
-------------------
(Ahmad M. Khatib)


/s/ Russell L. Ray, Jr       Director                   March 31, 1997
----------------------
(Russell L. Ray, Jr.)


/s/ Peter M. Sontag          Director                   March 31, 1997
-------------------
(Peter M. Sontag)


/s/ Lim Kheng Yew            Director                   March 31, 1997
-----------------
(Lim Kheng Yew)