Form 10-Q
period 1997-03-31
WORLD AIRWAYS INC /DE/
filed 1997-05-14
CIK 949240

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549
                            -----------------------



                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                -----------------------------------------------



    For the Quarter ended:  MARCH 31, 1997   Commission File Number 0-26582



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

The number of shares of the registrant's Common Stock outstanding on May 1, 1997 was 11,230,064.



================================================================================

                              WORLD AIRWAYS, INC.

                    MARCH 1997, QUARTERLY REPORT ON FORM 10Q

                               TABLE OF CONTENTS



                                                                         Page
                                                                         ----

PART I - FINANCIAL INFORMATION

       Item 1. Financial Statements

                Condensed Balance Sheets, March 31, 1997 and December 31,
                  1996...................................................  3

                Condensed Statements of Operations,
                 Three Months Ended March 31, 1997 and 1996..............  5

                Condensed Statement of Changes in Common Stockholders'
                  Equity, Three months ended March 31, 1997..............  6

                Condensed Statements of Cash Flows,
                 Three months ended March 31, 1997 and 1996..............  7

                Notes to Condensed Financial Statements..................  8

       Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations...................... 10


PART II - OTHER INFORMATION

       Item 6.  Exhibits and Reports on Form 8-K......................... 21

ITEM 1.  FINANCIAL STATEMENTS

                              WORLD AIRWAYS, INC.
                            CONDENSED BALANCE SHEETS
                                     ASSETS
                                 (IN THOUSANDS)


                                                        (unaudited)
                                                         March 31,    December 31,
                                                           1997           1996
                                                         ---------    ------------
CURRENT ASSETS
     Cash and cash equivalents, including restricted
          cash of $49 at March 31, 1997 and
          $338 at December 31, 1996                       $  2,610        $  7,028

     Restricted short-term investments                       1,037           1,047

     Trade accounts receivable, less allowance for
          doubtful accounts of $413 at March 31, 1997
          and December 31, 1996                             12,348          18,060

     Other receivables                                       6,747           4,464

     Due from affiliate                                      5,307           4,181

     Prepaid expenses and other current assets               7,174           7,778

     Assets held for sale                                      500             500
                                                          --------        --------

          Total current assets                              35,723          43,058
                                                          --------        --------

ASSETS HELD FOR SALE                                         3,300           3,426

EQUIPMENT AND PROPERTY
     Flight and other equipment                             75,419          72,089
     Equipment under capital leases                         11,466          11,466
                                                          --------        --------
                                                            86,885          83,555
     Less: accumulated depreciation and amortization        20,368          18,553
                                                          --------        --------

          Net equipment and property                        66,517          65,002
                                                          --------        --------

LONG-TERM OPERATING DEPOSITS                                15,965          15,951

OTHER ASSETS AND DEFERRED CHARGES, NET                       2,357           2,687
                                                          --------        --------

TOTAL ASSETS                                              $123,862        $130,124
                                                          ========        ========

                                                                    (Continued)

                              WORLD AIRWAYS, INC.
                            CONDENSED BALANCE SHEETS
                                  (CONTINUED)
                  LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                      (unaudited)
                                                                       March 31,    December 31,
                                                                         1997           1996
                                                                      ----------    ------------
CURRENT LIABILITIES
  Notes payable                                                         $  5,778        $ 11,386
  Current maturities of long-term obligations                              9,217           9,046
  Accounts payable                                                        19,350          22,749
  Net liabilities of discontinued operations                               1,017           1,834
  Unearned revenue                                                         2,595           3,046
  Accrued maintenance in excess of reserves paid                          18,293          13,737
  Accrued salaries and wages                                              10,039           9,351
  Accrued taxes                                                            1,164           1,225
  Due to affiliate                                                           541              83
  Other accrued liabilities                                                  145             157
                                                                        --------        --------
          Total current liabilities                                       68,139          72,614
                                                                        --------        --------

LONG-TERM OBLIGATIONS, NET                                                26,978          30,106

OTHER LIABILITIES
   Deferred gain from sale-leaseback transactions, net of
      accumulated amortization of $19,363 at March
      31, 1997 and $19,099 at December 31, 1996                            5,988           6,252
   Accrued maintenance in excess of reserves paid                          3,463           6,867
   Accrued postretirement benefits                                         2,596           2,545
   Other liabilities                                                       3,652           3,378
                                                                        --------        --------
          Total other liabilities                                         15,699          19,042
                                                                        --------        --------

TOTAL LIABILITIES                                                        110,816         121,762
                                                                        --------        --------

COMMON STOCKHOLDERS' EQUITY
   Common stock, $.001 par value (40,000,000 shares authorized;
      2,000,064 shares issued and 11,230,064 outstanding at
      March 31, 1997 and 12,000,064 shares issued and
      11,282,064 outstanding at December 31, 1996)                            12              12
    Preferred stock, $.001 par value (5,000,000 shares authorized and no shares issued or outstanding at March 31, 1997
       and December 31, 1996)                                                 --              --
     Additional paid-in capital                                           42,522          42,522
     Contributed capital                                                   3,000           3,000
     Accumulated deficit                                                 (23,986)        (29,006)
     ESSOP guaranteed bank loan                                             (665)           (805)
     Treasury stock, at cost (770,000 shares at March 31, 1997
        and 718,000 shares at December 31, 1996)                          (7,837)         (7,361)
                                                                        --------        --------
          Total common stockholders' equity                               13,046           8,362
                                                                        --------        --------

COMMITMENTS AND CONTINGENCIES

TOTAL LIABILITIES AND COMMON STOCKHOLDERS'
     EQUITY                                                             $123,862        $130,124
                                                                        ========        ========

            See accompanying Notes to Condensed Financial Statements

                              WORLD AIRWAYS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                1997      1996
                                              -------   --------
OPERATING REVENUES
   Flight operations                          $78,421    $64,505
   Flight operations subcontracted
      to other carriers                           240        664
     Other                                         87        196
                                               ------    -------
        Total operating revenues               78,748     65,365
                                              -------    -------

OPERATING EXPENSES
   Flight                                      16,432     20,293
   Maintenance                                 16,678     14,529
   Aircraft costs                              24,686     18,615
   Fuel                                         3,040      5,493
   Flight operations subcontracted
      to other carriers                           357      1,061
   Promotions, sales and commissions            2,281        984
   Depreciation and amortization                2,135      1,983
   General and administrative                   6,803      5,732
                                              -------    -------
      Total operating expenses                 72,412     68,690
                                              -------    -------

OPERATING INCOME (LOSS)                         6,336     (3,325)
                                              -------    -------
 OTHER INCOME (EXPENSE)
   Interest expense                            (1,163)      (721)
   Interest income                                148        322
   Other, net                                     (51)        37
                                              -------    -------
      Total other expense                      (1,066)      (362)
                                              -------    -------

EARNINGS (LOSS) FROM CONTINUING OPERATIONS
    BEFORE INCOME TAXES                         5,270     (3,687)

INCOME TAX EXPENSE                                250        --
                                              -------    -------

EARNINGS (LOSS) FROM CONTINUING OPERATIONS      5,020     (3,687)

DISCONTINUED OPERATIONS
     Loss from discontinued operations            --      (4,187)
                                              -------    -------

NET EARNINGS (LOSS)                           $ 5,020    $(7,874)
                                              =======    =======

EARNINGS (LOSS) PER COMMON EQUIVALENT SHARE:
     Continuing operations                    $  0.45    $ (0.31)
     Discontinued operations                       --      (0.35)
                                              -------    -------
     Net earnings                             $  0.45    $ (0.66)
                                              =======    =======

WEIGHTED AVERAGE COMMON AND
   COMMON EQUIVALENT SHARES
   OUTSTANDING                                 11,238     12,000
                                              =======    =======

            See accompanying Notes to Condensed Financial Statements

                              WORLD AIRWAYS, INC.
                        CONDENSED STATEMENTS OF CHANGES
                         IN COMMON STOCKHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 1997
                                 (IN THOUSANDS)
                                  (UNAUDITED)




                                                                                                         Total
                                        Additional                                ESSOP    Treasury      Common
                                Common    Paid-in   Contributed  Accumulated   Guaranteed    Stock,   Stockholders'
                                Stock     Capital     Capital      Deficit      Bank Loan   at Cost      Equity
                              ----------  --------  -----------  ------------  -----------  --------  --------------

 BALANCE AT
  DECEMBER 31, 1996                  $12   $42,522       $3,000     $(29,006)        $(805)  $(7,361)        $ 8,362

Common stock repurchases              --        --           --           --            --      (476)           (476)

Employee Savings and Stock
  Ownership Plan
  Guaranteed bank loan                --        --           --           --           140        --             140

Net earnings                          --        --           --        5,020            --        --           5,020
                              ----------  --------  -----------  -----------   -----------   -------         -------

BALANCE AT
  MARCH 31, 1997                     $12   $42,522       $3,000     $(23,986)        $(665)  $(7,837)        $13,046
                              ==========  ========  ===========  ===========    ==========   =======         =======


           See accompanying Notes to Condensed Financial Statements

                              WORLD AIRWAYS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                 (IN THOUSANDS)
                                  (UNAUDITED)



                                                                1997      1996
                                                              -------   --------

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              $ 7,028   $ 25,271

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)                                             5,020     (7,874)
Adjustments to reconcile net earnings (loss) to cash
     provided (used) by operating activities:
     Depreciation and amortization                              2,135      1,983
     Deferred gain recognition                                   (264)      (266)
     Other                                                        133         --
     Changes in certain assets and liabilities net of
          effects of non-cash transactions:
          Decrease in accounts receivable                       3,670      1,994
          Increase in restricted short-term investments            10         --
          Decrease in deposits, prepaid expenses
            and other assets                                      610        682
          Increase (decrease) in accounts payable, accrued
            expenses and other liabilities                     (3,141)     6,013
          Decrease in unearned revenue                           (451)    (6,452)
          Increase in air traffic liability                        --        185
                                                              -------   --------
     Net cash provided (used) by operating activities           7,722     (3,735)
                                                              -------   --------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to equipment and property                            (2,659)    (3,198)
Proceeds from disposals of equipment and property                 182        157
                                                              -------   --------
     Net cash used by investing activities                     (2,477)    (3,041)
                                                              -------   --------

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in line of credit borrowing
     arrangement, net                                          (4,086)      (473)
Issuance of debt                                                  163        184
Repayment of debt                                              (5,264)    (4,644)
Purchase of World Airways common stock, at cost                  (476)        --
                                                              -------   --------
     Net cash used by financing activities                     (9,663)    (4,933)
                                                              -------   --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                      (4,418)   (11,709)
                                                              -------   --------

CASH AND CASH EQUIVALENTS AT END OF
     PERIOD                                                   $ 2,610   $ 13,562
                                                              =======   ========

           See accompanying Notes to Condensed Financial Statements

                              WORLD AIRWAYS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS



1. The condensed balance sheet of World Airways, Inc. ("World Airways" or the "Company") as of March 31, 1997, the related condensed statements of operations for the three month periods ended March 31, 1997 and 1996, the condensed statements of changes in common stockholders' equity for the three months ended March 31, 1997 and 1996, and the condensed statements of cash flows for the three months ended March 31, 1997 and 1996 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. With the exception of an adjustment for discontinued operations, adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

     The condensed financial statements and notes are presented as required by Form 10-Q and do not contain certain information included in the Company's annual financial statements and notes. These financial statements should be read in conjunction with the financial statements and the notes included in the Company's Form 10-K for the year ended December 31, 1996.

2. In July 1996, the Company announced its decision to exit its scheduled service operations by October 1996 and focus its operations on its core business: operating aircraft under contracts with international carriers, the U.S. Government, and international tour operators. Consistent with this decision, World Airways ceased all scheduled operations as of October 27, 1996. As a result, the Company's scheduled service operations were reflected as discontinued operations as of June 30, 1996, and prior period results were restated to reflect scheduled service operations as discontinued operations. Loss from discontinued operations (net of income tax effect) approximated $11.7 million for the year ended December 31, 1996. In addition, an estimated loss on disposal of $21.0 million (net of income tax effect) which was recorded as of June 30, 1996, included the following: $13.6 million for estimated operating losses during the phase-out period; a $2.6 million estimated loss to be incurred in connection with sub-leasing DC-10 aircraft which would not be utilized in the Company's operations subsequent to the phase-out of scheduled service operations; a $2.3 million writeoff of related leasehold improvements; and $2.0 million for passenger reprotection expenses. The Company has incurred approximately $19.8 million of these costs through March 31, 1997 and believes that its remaining accrual for estimated losses on disposal will be adequate to meet the remaining costs to be incurred during the phase-out period. In connection with the discontinuance of the Company's scheduled service operations, the Company is subject to claims by various third parties and may be subject to further claims in the future.

3. In October 1996, World Airways announced its intention to purchase up to one million shares of its publicly-traded common stock pursuant to open market transactions. As of March 31, 1997, World Airways has purchased 770,000 shares of its common stock for an aggregate cost of $7.8 million. World Airways does not intend to purchase any additional shares at this time.

4. Although the Company's strategy is to enter into long-term contracts with its customers, the terms of the Company's existing customer contracts are substantially shorter than the terms of the Company's lease obligations with respect to its aircraft. The Company's financial results could be materially adversely affected even by relatively brief periods of low aircraft utilization and yields. While the percentage of its 1997 block hour capacity that is currently under contract exceeds the comparable percentage in the past several years, the Company still has uncontracted capacity in the third and fourth quarters of 1997. In addition, a significant portion of the Company's current contracts expire near the end of 1997. Although there can be no assurance that it will be able to secure additional business to reduce this excess capacity, the Company is actively seeking customers for 1997 and beyond, and has historically been successful in obtaining new customers.

     A substantial portion of the Company's contracted business is with two customers: Malaysian Airlines and Philippine Airlines. Although the Company's customers bear the financial risk of filling the Company's aircraft with passengers or cargo, the Company can be affected adversely if its customers are unable to operate the Company's aircraft profitably, or if one or more of the Company's customers experience a material adverse change in their market demand, financial condition or results of operations. Under these circumstances, the Company can be adversely affected by receiving delayed or partial payments or by receiving customer demands for rate and utilization reductions, flight cancellations, and/or early termination of their agreements. Also, at Philippine Airlines' request, the Company agreed to a payment plan with respect to Philippine Airlines' wet lease obligations beginning in March 1997. Although Philippine Airlines is current on this plan to date, if Philippine Airlines defaults on this payment plan, or fails to meet its monthly aircraft lease obligations, this development, if not offset by other business, would have a material adverse effect on the cash flows, financial condition and results of operation of World Airways.

5. For a discussion of commitments and contingencies see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Matters".

6. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128 (FAS #128) Earnings per Share, and SFAS No. 129 ("FAS #129) Disclosure of Information About Capital Structure. FAS #128 was issued to simplify the computation of earnings per share and to make the U.S. standard more compatible with the standards of other countries and that of the International Accounting Standards Committee. FAS #128 replaces primary and full diluted earnings per share with basic earnings and diluted earnings per share. FAS #129 will change some of the required disclosures about capital structure. It is not expected that these statements will have a material effect on the Company's financial statements. The statements are effective for the year ended December 31, 1997.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
         OF OPERATIONS
         -------------


Management's Discussion and Analysis of Financial Condition and Results of Operations presented below relates to the operations of World Airways, Inc. ("World Airways" or "the Company") as reflected in its financial statements. World Airways was organized in March 1948 and became a wholly owned subsidiary of WorldCorp, Inc. ("WorldCorp") in a holding company reorganization in 1987.
In February 1994, pursuant to an October 1993 agreement, WorldCorp sold 24.9% of its ownership to MHS Berhad ("MHS"), a Malaysian aviation company. Effective December 31, 1994, WorldCorp increased its ownership in the Company to 80.1% through the purchase of 5% of World Airways common stock held by MHS. In October 1995, the Company completed an initial public offering in which 2,000,000 shares were issued and sold by the Company and 900,000 shares were sold by WorldCorp. At March 31, 1997, WorldCorp and MHS owned 61.6% and 17.7%, respectively, of the outstanding common stock of World Airways. The balance was publicly traded.

On March 14, 1997, World Airways announced that Charles W. Pollard departed as President and Chief Executive Officer. Russell L. Ray, Jr., Director, will act as President on an interim basis pending the hiring of a new CEO.

The managements of WorldCorp and World Airways are currently exploring ways to maximize value for the shareholders of each company. WorldCorp is currently evaluating the feasibility of a disposition of its interest in World Airways through a secondary offering or to a third party. There can be no assurances, however, that any such transactions will ultimately be consummated. In 1996, the Company instituted a program to purchase up to one million shares of its publicly-traded Common Stock pursuant to open market transactions. As of March 31, 1997, World Airways has purchased 770,000 shares of its Common Stock for an aggregate cost of $7.8 million. World Airways does not intend to purchase any additional shares at this time.

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

CUSTOMERS

Historically, the Company's business has relied heavily on its contracts with Malaysian Airline System Berhad ("Malaysian Airlines"), P.T. Garuda Indonesia ("Garuda") and the U.S. Air Force. For the first quarter of 1997, these customers provided approximately 33%, 13%, and 17%, respectively, of the Company's revenues and 37%, 14%, and 10%, respectively, of total block hours. These customers provided approximately 34%, 13%, and 25%, respectively, of the Company's revenues and 42%, 14%, and 17%, respectively, of total block hours from continuing operations during 1996. In 1996, the Company commenced operations for Philippine Airlines, Inc. ("Philippine Airlines") providing four MD-11 aircraft under year-round wet lease contracts. For the first quarter of 1997 and the twelve months ended December 31, 1996, respectively, these operations provided approximately 36% and 15% of the Company's revenues and 37% and 17% of its block hours from continuing operations. The Company expects that the agreement with Philippine Airlines will continue to have a substantial impact on its revenues and block hours in 1997.

Malaysian Airlines.  World Airways has provided wet lease services to Malaysian
------------------
Airlines since 1981, providing wet lease services for Malaysian Airlines' scheduled passenger and cargo operations as well as transporting passengers for the annual Hadj pilgrimage. MHS, which owned 17.7% of the Company as of March 31, 1997, also owns 29.1% of Malaysian Airlines. In late 1994, the Company entered into a series of multi-year contracts, with expiration dates ranging from 1997 to 2000, to provide aircraft to Malaysian Airlines. In 1996, World Airways provided three aircraft for Hadj operations. The Company recently entered into a new 32-month agreement for year-round operations (including the Hadj) with Malaysian Airlines whereby the Company will provide two aircraft with cockpit crews, maintenance and insurance to Malaysian Airlines' newly-formed charter division through May 1999. The Company is providing three aircraft for 1997 Hadj operations. The Company is currently in preliminary discussions with Malaysian Airlines regarding a potential eleven-month reduction in the utilization of one of these aircraft during the 32-month term of the contract.

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

The Company originally operated three MD-11 cargo aircraft for Malaysian Airlines. However, beginning in July 1996, and as mutually agreed by the parties, World Airways redeployed two cargo aircraft, which had been operating under these contracts, into the Philippine Airlines contract. The Company and Malaysian Airlines are currently discussing the future redeployment of these aircraft back into Malaysian Airlines' operations in order to meet the contracts' original obligations. The Company can provide no assurances, however, that the Company will, in fact, be able to redeploy these two aircraft back into Malaysian Airlines' operations to meet the contracts' original obligations. Revenues associated with these contractual obligations are included in the Company's backlog amount included herein.

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

Philippine Airlines. In May 1996, the Company entered into a new ACMI contract
-------------------
with Philippine Airlines, thereby further expanding its presence in the Pacific Rim. The Company presently operates four MD-11 passenger aircraft for Philippine Airlines under an agreement, with high minimum monthly utilization levels. The Company, however, has recently received a written communication from Philippine Airlines in which the airline contends that its leases for all four aircraft expire on November 15, 1997. The Company believes that this position is contrary to the understanding of the parties that each of the MD-11s are to be leased by Philippine Airlines for a period of 18 months from delivery of each aircraft. The parties are currently discussing the length of the lease term for these aircraft. The Company can provide no assurances, however, that Philippine Airlines will agree to lease any of the four MD-11 passenger aircraft beyond November 15, 1997, or that the Company will be able to secure other business at as favorable price and utilization levels.

Also, subsequent to year-end, at Philippine Airlines' request, the Company agreed to a payment plan with respect to Philippine Airlines' wet lease obligations beginning in March 1997. Although Philippine Airlines is current on this payment plan to date, if Philippine Airlines defaults on this payment plan, or fails to meet its monthly aircraft lease obligations, this development, if not offset by other business, would have a material adverse effect on the cash flows, financial condition and results of operations of World Airways.

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

The USAF awards points to air carriers acting alone or through teaming arrangements in proportion to the number and type of aircraft such carriers make available to Civil Reserve Air Fleet. The Company utilizes such teaming arrangements to maximize the value of potential awards. The Company leads a contractor teaming arrangement that enjoys a 44% market share of the USAF's overall commercial airlift requirement. During a period in which the U.S. military downsized substantially, the Company's portion of the fixed USAF award increased from $15.6 million for the government's 1992-93 fiscal year, to $52.8 million for the government's 1996-97 fiscal year.

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

As a result of these and other contracts, the Company had an overall contract backlog at March 31, 1997 of $414.0 million, compared to $430.4 million at March 31, 1996. Approximately $199.3 million of the backlog relates to 1997 operations. The Company's backlog for each contract is determined by multiplying the minimum number of block hours (defined as the elapsed time computed from the moment the aircraft first moves under its own power at the point of origin to the time it comes to rest at its destination) guaranteed under the applicable contract by the specified hourly rate under such contract. Approximately 64% and 17% of the backlog relates to its contracts with Malaysian Airlines and Philippine Airlines, respectively. While the percentage of its 1997 block hour capacity that is currently under contract exceeds the comparable percentage in the past several years, the Company still has uncontracted capacity in the third and fourth quarters of 1997. In addition, a significant portion of the Company's current contracts expire near the end of 1997. Although there can be no assurance that it will be able to secure additional business to reduce this excess capacity, the Company is actively seeking customers for 1997 and beyond. The Company's financial results and financial condition would be affected adversely if the Company is unable to secure additional business to reduce this excess capacity.

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

MAINTENANCE

Engine maintenance accounts for most of the Company's annual maintenance expenses. Typically, the hourly cost of engine maintenance increases as the aircraft ages. The Company outsources major airframe maintenance and power plant work to several suppliers. The Company has a 10-year contract expiring in August 2003 with United Technologies Corporation's Pratt & Whitney Group for all off-wing maintenance on the PW 4462 engines that power its MD-11 aircraft.
Under this contract, the manufacturer agreed to provide such maintenance services at a cost not to exceed specified rates per hour during the term of the contract. The Company's maintenance costs associated with the MD-11 aircraft and PW 4462 engines have been significantly reduced due in part to manufacturer guarantees and warranties which began to expire in 1995 and which will fully expire by 1998. In addition, the specified rates per hour are subject to annual escalation, increasing substantially in 1998. Accordingly, while the Company believes the terms of this agreement have resulted in lower engine maintenance costs than it otherwise would incur, engine maintenance costs will increase substantially during the last five years of the agreement. The Company has begun to accrue these increased expenses in 1997. Therefore, the Company expects that maintenance expenses will continue to increase during the remainder of the term of the contract as the Company's aircraft fleet ages.

OPERATING LOSSES

While the Company generated operating income each year from 1987 through 1992 and in 1995, it sustained operating losses in 1993 and 1994 of $7.3 million and $5.2 million, respectively, and net losses of $9.0 million in each of these two years. For the year ended December 31, 1996, the Company incurred a net loss of $14.0 million, which resulted from operating losses incurred in the Company's scheduled service operations, which were discontinued in 1996, and the related estimated loss on disposal. Earnings from continuing operations were $18.4 million for 1996. While the Company generated operating income for the quarter ended March 31, 1997, there can be no assurance that the Company will be able to continue generating operating income for the remainder of 1997 or future years.

DISCONTINUATION OF SCHEDULED SERVICE OPERATIONS

For its scheduled service operations, the Company commenced service between Tel Aviv and New York in July 1995 and commenced service between the United States and South Africa in June 1996. In addition, the Company commenced scheduled charter operations between the United States and various destinations within Europe in May 1996. The Company, however, was unable to operate these scheduled service operations profitably.

In July 1996, the Company announced its decision to exit its scheduled service operations by October 1996 and focus its operations on its core business: operating aircraft under contracts with international carriers, the U.S. Government, and international tour operators. Consistent with this decision, World Airways ceased all scheduled operations as of October 27, 1996. As a result, the Company's scheduled service operations were reflected as discontinued operations as of June 30, 1996, and prior period results were restated to reflect scheduled service operations as discontinued operations. Loss from discontinued operations (net of income tax effect) approximated $11.7 million for the year ended December 31, 1996. In addition, an estimated loss on disposal of $21.0 million (net of income tax effect) which was recorded as of June 30, 1996, included the following: $13.6 million for estimated operating losses during the phase-out period; a $2.6 million estimated loss to be incurred in connection with sub-leasing DC-10 aircraft which would not be utilized in the Company's operations subsequent to the phase-out of scheduled service operations; a $2.3 million writeoff of related leasehold improvements; and $2.0 million for passenger reprotection expenses. The Company incurred approximately $19.8 million of these costs through March 31, 1997 and the Company believes that its remaining accrual for estimated losses on disposal will be adequate to meet the remaining costs to be incurred during the phase-out period. In connection with the discontinuance of the Company's scheduled service operations, the Company is subject to claims by various third parties and may be subject to further claims in the future (see "Other Matters - Legal and Administrative Procedures").

CONTROL BY WORLDCORP; POTENTIAL CONFLICTS OF INTEREST

As of March 31, 1997, WorldCorp owned approximately 61.6% of the Company's outstanding common stock. WorldCorp is a holding company that owns positions in two companies: InteliData Technologies Corporation ("InteliData") and the Company. WorldCorp is highly leveraged and therefore requires substantial funds to cover debt service each year. As a holding company, all of WorldCorp's funds are generated through its subsidiaries, neither of which is expected to pay dividends in the foreseeable future. As a result of WorldCorp's cash requirements, it may be required to sell additional shares of the Company's common stock during 1997, and such sales, or the threat of such sales, could have a material adverse affect on the market price on the Company's common stock. The Company's ability to pay dividends is subject to certain restrictions contained within a WorldCorp indenture (see "Other Matters - Dividend Policy"). Except as limited by contractual arrangements with MHS, WorldCorp also is in a position to control the outcome of substantially all issues submitted to the Company's stockholders, including the election of all of the Company's Board of Directors, adoption of amendments to the Company's Certificate of Incorporation, and approval of mergers. Under Delaware law, WorldCorp may approve certain actions by written consent without a meeting of the stockholders of the Company. In addition, the Company's Board of Directors has eight members, one of whom, T. Coleman Andrews, III, is Chairman of the Board of WorldCorp.

The managements of WorldCorp and World Airways are currently exploring ways to maximize value for the shareholders of each company. WorldCorp is currently evaluating the feasibility of a disposition of its interest in World Airways through a secondary offering or a sale to a third party. There can be no assurances, however, that any such transactions will ultimately be consummated.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

Total block hours increased 1,180 hours, or 11%, to 11,814 hours in the first quarter of 1997 from 10,634 hours in 1996, with an average of 13.4 available aircraft per day in 1997 compared to 11.6 in 1996. Average daily utilization (block hours flown per day per aircraft) decreased to 9.8 hours in 1997 from
10.1 hours in 1996. In 1997, wet lease contracts accounted for 89% of total block hours, an increase from 66% in 1996. Total operating revenues increased $13.3 million, or 20%, to $78.7 million in 1997 from $65.4 million in 1996.

Continuing Operations
---------------------

Block hours from continuing operations increased 1,980 hours, or 20%, to 11,814 hours in the first quarter of 1997 from 9,834 hours in 1996.

Operating Revenues.  Revenues from flight operations increased $13.9 million, or
------------------
22%, to $78.4 million in 1997 from $64.5 million in 1996. This increase was primarily attributable to the increase in block hours flown in 1997 over 1996. In addition, the Company experienced a shift in its mix of business during 1997 with an increase in wet lease operations from full service operations.

Operating Expenses.  Total operating expenses increased $3.7 million, or 5%, in
------------------
1997 to $72.4 million from $68.7 million in 1996.

Flight operations expenses include all expenses related directly to the operation of the aircraft other than aircraft cost, fuel and maintenance. Also included are expenses related to flight dispatch and flight operations administration. Flight operations expenses decreased $3.9 million, or 19%, in 1997 to $16.4 million from $20.3 million in 1996. This decrease resulted primarily from the shift in the mix of business from full service to wet lease operations, partially offset by higher crew costs. The Company expects that it will experience increased training costs during 1997 as a result of crewmember attrition.

Maintenance expenses increased $2.2 million, or 15%, in 1997 to $16.7 million from $14.5 million in 1996. This increase resulted primarily from the integration of additional aircraft into the fleet and a corresponding increase in block hours flown. In addition, the Company experienced an increase in costs associated with the MD-11 aircraft and related engines as a result of certain manufacturer guarantees and warranties which began to expire in 1995 and will fully expire by 1998. As discussed previously, the Company expects its maintenance expense to increase in 1997 due to escalations in the specified rates per hour under the Company's maintenance agreement.

Aircraft costs increased $6.1 million, or 33%, in 1997 to $24.7 million from $18.6 million in 1996. This increase resulted from the increase in the number of aircraft dedicated to the Company's continuing operations, primarily due to the lease of two MD-11ER aircraft in March 1996 and the lease of additional spare engines necessary to maintain the expanded fleet.

Fuel expenses decreased $2.5 million, or 45%, in 1997 to $3.0 million from $5.5 million in 1996. This decrease is due primarily to the shift from full service to wet lease operations where the Company is not responsible for fuel costs. This decrease was partially offset by a slight increase in price per gallon.

Promotions, sales and commissions increased $1.3 million in 1997 to $2.3 million from $1.0 million in 1996. This increase resulted primarily from commissions paid in connection with the Philippine Airlines contract.

Depreciation and amortization increased $0.1 million in 1997 to $2.1 million from $2.0 million in 1996. This increase resulted primarily from an increase in spare parts required to support the additional MD-11 aircraft described above, offset by a decrease in the amortization of certain intangible assets.

General and administrative expenses increased $1.1 million, or 19%, in 1997 to $6.8 million from $5.7 million in 1996. This increase was primarily due to the hiring of additional administrative personnel, subsequent to the first quarter of 1996, necessary to support the growth in the Company's core business, an increase in property tax accruals, and an increase in certain legal fees.

Discontinued Operations
-----------------------

As mentioned above, the Company commenced service between Tel Aviv and New York in July 1995. In the first quarter of 1996, the Company generated $4.2 million in losses related to these operations. In the second quarter of 1996, the Company expanded its scheduled service operations with service between the United States and South Africa and introduced scheduled charter operations between the United States and various destinations within Europe. As the Company was unable to operate these scheduled service operations profitably, in July 1996, the Company announced its decision to exit its scheduled service operations by October 1996 and focus its operations on its core wet lease operations. Consistent with this decision, World Airways ceased all scheduled operations as of October 27, 1996. As a result, the Company's scheduled service operations were reflected as discontinued operations as of June 30, 1996, and prior period results were restated to reflect scheduled service operations as discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company is highly leveraged. The Company incurred substantial debt and lease commitments during the past three years in connection with its acquisition of MD-11 aircraft and related spare parts. At March 31, 1997, the Company had total long-term indebtedness of approximately $27.0 million and notes payable and current maturities of long-term obligations of $15.0 million. In addition, the Company has significant future long-term obligations under aircraft lease obligations relating to its aircraft. The Company has historically financed its working capital and capital expenditure requirements out of cash flow from operating activities, public and private sales of its common stock, secured borrowings, and other financings from banks and other lenders. The degree to which the Company is leveraged could have important consequences to holders of Common Stock, including the following: (i) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or other purposes may be limited; (ii) the Company's degree of leverage and related debt service obligations, as well as its obligations under operating leases for aircraft, may make it more vulnerable than some of its competitors in a prolonged economic downturn; and (iii) the Company's financial position may restrict its ability to pursue new business opportunities and limit its flexibility in responding to changing business conditions.

The Company's cash and cash equivalents at March 31, 1997 and December 31, 1996 were $2.6 million and $7.0 million, respectively. As is common in the airline industry, the Company operates with a working capital deficit. At March 31, 1997 the Company's current assets were $35.7 million and current liabilities were $68.1 million. The Company believes that the combination of the financings consummated to date, income from continuing operations and the additional financings described below will be sufficient to allow the Company to meet its cash requirements related to the remaining phase-out of its discontinued operations and the operating and capital requirements for its continuing operations for the next twelve months.

In 1996, the Company instituted a program to purchase up to one million shares of its publicly-traded Common Stock pursuant to open market transactions. As of March 31, 1997, the Company had purchased 770,000 shares of its Common Stock at an aggregate cost of approximately $7.8 million pursuant to such purchases. The Company does not intend to repurchase any additional shares at this time.

CASH FLOWS FROM OPERATING ACTIVITIES

Operating activities provided $7.7 million in cash for the quarter ended March 31, 1997 compared to using $3.7 million in the comparable period in 1996. This increase in cash in 1997 resulted primarily from an increase in net earnings and a decrease in accounts receivable, partially offset by a decrease in accounts payable, accrued expenses, and other liabilities.

CASH FLOWS FROM INVESTING ACTIVITIES

Investing activities used $2.5 million in cash for the quarter ended March 31, 1997, compared to $3.0 million in the comparable period in 1996. In 1997, cash was used primarily for the purchase of rotable spare parts and engine upgrades required for the integration of two MD-11 aircraft.

CASH FLOWS FROM FINANCING ACTIVITIES

Financing activities used $9.7 million in cash for the quarter ended March 31, 1997 compared to using $4.9 million in the comparable period in 1996. This decrease in cash resulted primarily from an increase in repayments of the Company's net borrowings and the purchase of shares of the Company's common stock for an aggregate cost of $0.5 million in 1997.

CAPITAL COMMITMENTS

In October 1992 and January 1993, the Company signed a series of agreements to lease seven new MD-11 aircraft for initial lease terms of two to five years, renewable for up to 10 years (and in the case of one aircraft, for 13 years) by the Company with increasing rent costs. As of March 1995, the Company had taken delivery of all seven aircraft, consisting of four passenger MD-11 aircraft, one freighter MD-11, and two passenger/cargo convertible MD-11s. As part of the lease agreements, the Company was assigned purchase options for four additional MD-11 aircraft. In 1992, the Company made non-refundable deposits of $1.2 million toward the option aircraft. In March 1996, the Company signed an agreement with the manufacturer to lease two MD-11ER aircraft. Under the agreement, the Company leased each aircraft for a term of 24 years with an option to return the aircraft after a seven year period with certain fixed termination fees. As part of the agreement, the above-mentioned deposits were applied towards the deposits required on these two aircraft. In addition, the Company agreed to assume an existing lease of two additional MD-11 freighter aircraft for 20 years, beginning in 1999, in the event that the existing lessee terminates its lease with the manufacturer at that time. As of March 31, 1997, annual minimum payments required under the Company's aircraft and lease obligations totaled $66.0 million for the remainder of 1997.

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

As discussed above, the Company signed an agreement for the lease of two MD-11ER aircraft beginning in the first quarter of 1996 to provide additional capacity for growth opportunities. As part of the agreement for the MD-11 aircraft, the Company received spare parts financing from the lessor of $9.0 million of which $3.0 million was made available with the delivery of each aircraft, and the remaining $3.0 million was made available in December 1996. As of March 31, 1997, approximately $7.1 million had been received. In January 1996, the Company agreed to purchase an additional engine and received a commitment from the engine manufacturer to finance 85% of its purchase price over a seven-year term with an interest rate to be fixed at the time of delivery, which is expected to be during 1997.

The Company anticipates that its total capital expenditures in 1997, which includes the spare engine, will approximate $10.2 million of which the Company will receive approximately $6.1 million in financing. The Company expects that the remaining balance will be funded from its operating cash flow and available cash balances. In March 1996, the Credit Agreement was amended to increase the limit on capital expenditures by the Company to no more than $25.0 million in 1997.

As of March 31, 1997, the Company held approximately $3.8 million (at book value) of aircraft spare parts currently available for sale.

FINANCING DEVELOPMENTS

Effective June 30, 1996, the Company amended its Credit Agreement with BNY Financial Corporation ("BNY") to include the following: a $10.0 million spare parts loan and an $8.0 million revolving line of credit. This amended Credit Agreement is collateralized by certain receivables, inventory, and equipment. As of March 31, 1997, the outstanding balance of the spare parts loan and revolving line of credit was $5.8 million and $2.7 million, respectively, with $0.4 million available on the revolving line of credit.

Under the terms of the amended Credit Agreement, the Company is not permitted to
(i) incur indebtedness in excess of $25.0 million (excluding capital leases),
(ii) declare, pay, or make any dividend or distribution in any six month period which aggregate in excess of the lesser of $4.5 million or 50% of net income for the previous six months, (iii) declare or pay dividends if after giving effect to such dividends the Company's cash or cash equivalents would be less than $7.5 million or (iv) make capital expenditures in 1997 of more than $25.0 million or in any subsequent year of more than $15.0 million. Recently, the date that World Airways is required to pay any outstanding amounts under the line of credit was extended to December 31, 2000. The aircraft security agreement remains payable in 1999. The Company must also maintain a certain quarterly net worth and net income (loss) requirements. While the Company was in compliance with these covenants at March 31, 1997, no assurances can be given that the Company will continue to meet these covenants or, if necessary, obtain the required waivers. In addition, World Airways granted warrants to BNY in October 1996 to purchase up to 50,000 shares of common stock.

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

The Company has periodically received correspondence from the FAA with respect to minor noncompliance matters. Most recently, as the FAA has increased its scrutiny of U.S. airlines, the Company was assessed a preliminary fine of $810,000 in connection with certain minor security violations by ground handling crews contracted by the

Company for services at foreign airport locations. In each of these instances, the Company was in compliance with international regulations, but not the more stringent U.S. requirements. The Company has taken steps to comply with the U.S. requirements and believes that any fines ultimately imposed by the FAA will not have a material adverse effect on the financial condition or results of operations of the Company. The Company believes the amount of fines it will ultimately be assessed will be below the preliminary assessment. This estimated amount is included in liabilities in the accompanying balance sheet at March 31, 1997.

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

The Company's flight attendants, who are also represented by the Teamsters, are subject to a four-year collective bargaining agreement that will expire in August 2000. The Company's flight attendants challenged the use of foreign flight attendant crews on the Company's flights for Malaysian Airlines and Garuda Indonesia which has historically been the Company's operating procedure. The Company is contractually obligated to permit its Southeast Asian customers to deploy their own flight attendants. While the arbitrator in this matter recently denied the Union's request for back pay to affected flight attendants for flying relating to the 1994 Hadj, the arbitrator concluded that the Company's contract with its flight attendants requires the Company to first actively seek profitable business opportunities that require using the Company's flight attendants, before the Company may accept wet lease business opportunities that use the flight attendants of the Company's customers. The Company can provide no assurances as to how the imposition of this requirement will affect the Company's financial condition and results of operations.

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

Under the terms of a shareholders agreement among the Company, WorldCorp, and MHS, the Company has agreed to declare and distribute all dividends properly payable, subject to the requirements of law and general overall financial prudence. The Credit Agreement with BNY Financial Corporation (as amended through September 1995, the "Credit Agreement") contains restrictions on the Company's ability to pay dividends on the common stock. The Credit Agreement provides that the Company shall not declare, pay or make any dividends or distributions in any six-month period which aggregate in excess of the lesser of $4.5 million or 50% of the Company's net income for the previous six months and requires that the Company have a cash balance of not less than $7.5 million after giving effect to such dividend or distribution. Additionally, WorldCorp, which owns approximately 61.6% of the Company's common stock as of March 31, 1997, is subject to the provisions of an indenture, terminating in 2004, which causes the Company not to pay dividends upon the occurrence of any events of default by WorldCorp under such indenture.

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

                                    PART IV

ITEM 6.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

(a)  Exhibits

No.    Description
---    -----------

 1.1    Form of Underwriting Agreement to be entered into                Incorporated
        among the Company, WorldCorp, Inc. and the Underwriters.         By Reference

 3.1    Amended and Restated Certificate                                 Incorporated
        of Incorporation.                                                By Reference

 3.2    Amended and Restated Bylaws.                                     Incorporated
                                                                         By Reference

 4.1    Article IV of the Company's Amended and Restated Certificate     Incorporated
        of Incorporation, incorporated by reference to Exhibit 3.1       By Reference
        filed herewith, and Section 6 of the Company's Bylaws,
        incorporated by reference to Exhibit 3.2 filed herewith.

 5.1    Opinion of Hunton & Williams.                                    Incorporated
                                                                         By Reference

10.1    The Company's 1995 Stock Option                                  Incorporated
        Plan.                                                            By Reference

10.2    Form of Directors'                                               Incorporated
        Indemnification Agreement.                                       By Reference

10.9    Aircraft Lease Agreement for Aircraft Serial Number 48518        Incorporated
        dated as of September 30, 1992 between the Company and           By Reference
        and International Lease Finance Corporation. (Filed as
        Exhibit 10.68 to WorldCorp, Inc.'s Annual Report on
        Form 10-K for the fiscal year ended December 31, 1993
        and incorporated herein by reference.

10.10   Amendment No. 1 to Aircraft Lease Agreement for Aircraft         Incorporated
        Serial Number 48518 dated as of November 1992 between the        By Reference
        Company and International Lease Finance Corporation.
        (Filed as Exhibit 10.68 to WorldCorp, Inc.'s Annual
        Report on Form 10-K for the fiscal year ended December
        31, 1993 and incorporated herein by reference.)

10.11   Amendment No. 2 to Aircraft Lease Agreement for                  Incorporated
        Aircraft Serial Number 48518 dated as of March 8, 1993           By Reference
        between the Company and International Lease Financial
        Corporation. (Filed as Exhibit 10.69 to WorldCorp, Inc.'s
        Annual Report on Form 10-K for the fiscal year ended
        December 31, 1993 and incorporated herein by reference.)

10.12   Aircraft Lease Agreement for Aircraft Serial Number 48519        Incorporated
        dated as of September 30, 1992 between the Company and           By Reference
        International Lease Finance Corporation. (Filed as
        Exhibit 10.39 to WorldCorp, Inc.'s Annual Report on Form
        10-K for the fiscal year ended December 31, 1992 and
        incorporated herein by reference.)

10.13   Amendment No. 2 to Aircraft Lease Agreement for Aircraft         Incorporated
        Serial Number 48519 dated as of April 23, 1993 between           By Reference
        the Company and International Lease Finance Corporation.

10.14   Amendment No. 3 to Aircraft Lease Agreement for                  Incorporated
        Aircraft Serial Number 48519 dated as of April 1993              By Reference
        between the Company and International Lease Finance.


10.15   Aircraft Lease Agreement for Aircraft Serial Number 48437        Incorporated
        dated as of September 30, 1992 between theInternational          By Reference
        Lease Finance Corporation. (Filed as Exhibit 10.40 to
        WorldCorp, Inc.'s Annual Report on Form 10-K for the
        fiscal year ended December 31, 1992 and incorporated
        herein by reference.)

10.16   Amendment No. 2 to Aircraft Lease Agreement for                  Incorporated
        Aircraft Serial Number 48437 dated as of March 31, 1993          By Reference
        between the Company and International Lease Finance
        Corporation. (Filed as Exhibit 10.73 to WorldCorp, Inc.'s
        Annual Report on Form 10-K for the fiscal year ended
        December 31, 1993 and incorporated herein by reference.)

10.17   Amendment No. 3 to Aircraft Lease Agreement for                  Incorporated
        Aircraft Serial Number 48437 dated as of April 15, 1993          By Reference
        between the Company and International Lease Finance
        Corporation. (Filed as Exhibit 10.74 to WorldCorp, Inc.'s
        Annual Report on Form 10-K for the fiscal year ended
        December 31, 1993 and incorporated herein by reference.)

10.18   Aircraft Lease Agreement for Aircraft Serial Number              Incorporated
        48633 dated as of September 30, 1992 between the Company         By Reference
        and International Lease Finance Corporation. (Filed as
        Exhibit 10.41 to WorldCorp, Inc.'s Annual Report on Form
        10-K for the fiscal year ended December 31, 1992 and
        incorporated herein by reference.)

10.19   Aircraft Lease Agreement for Aircraft Serial Number              Incorporated
        48631 dated as of September 30, 1992 between the Company         By Reference
        and International Lease Finance Corporation. (Filed as
        Exhibit 10.42 to WorldCorp, Inc.'s Annual Report on Form
        10-K for the fiscal year ended December 31, 1992 and
        incorporated herein by reference.)

10.20   Amendment No. 2 to Aircraft Lease Agreement for                  Incorporated
        Aircraft Serial Number 48631 dated as of April 28, 1995          By Reference
        between the Company and International Lease Finance
        Corporation.

10.21   Aircraft Lease Agreement for Aircraft Serial Number              Incorporated
        48632 dated as of September 30, 1992 between the Company         By Reference
        and International Lease Finance Corporation. (Filed as
        Exhibit 10.43 to WorldCorp, Inc.'s Annual Report on Form
        10-K for the fiscal year ended December 31, 1992 and
        incorporated herein by reference.)

10.22   Amendment No. 2 to Aircraft Lease Agreement for Aircraft         Incorporated
        Serial Number 48632 dated as of April 28, 1995 between           By Reference
        the Company and International Lease Finance Corporation.

10.23   Accounts Receivable Management and Security                      Incorporated
        Agreement dated as of December 7, 1993 between the               By Reference
        Company and BNY Financial Corporation. (Filed as Exhibit
        10.46 to WorldCorp, Inc.'s Annual Report on Form 10-K for
        the fiscal year ended December 31, 1993 and incorporated
        herein by reference.)

10.24   Amendment (No. 1) to the Accounts Receivable                     Incorporated
        Management and Security Agreement between the Company and        By Reference
        BNY Financial Corporation dated March 15, 1995 and
        effective as of January 1, 1995.

10.25   Amendment No. 2 to the Accounts Receivable                       Incorporated
        Management and Security Agreement between the Company and        By Reference
        BNY Financial Corporation dated August 1995.

10.28   Stock Purchase Agreement by and among the Company,                Incorporated
        WorldCorp, Inc., and Malaysian Helicopter Services Berhad         By Reference
        dated as of October 30, 1993. (Filed as Exhibit 10.87 to
        WorldCorp, Inc.'s Annual Report on Form 10-K for the
        fiscal year ended December 31, 1994 and incorporated
        herein by reference.)

10.29   Stock Registration Rights Agreement between the                   Incorporated
        Company and Malaysian Helicopter Services Berhad dated as         By Reference
        of October 30, 1993. (Filed as Exhibit 10.88 to
        WorldCorp, Inc.'s Annual Report on Form 10-K for the
        fiscal year ended December 31, 1994 and incorporated
        herein by reference.)

10.30   Shareholders Agreement between Malaysian Helicopter               Incorporated
        Services Berhad, WorldCorp, Inc. and the Company, dated           By Reference
        as of February 3, 1994. (Filed as Exhibit 10.89 to
        WorldCorp, Inc.'s Annual Report on Form 10-K for the
        fiscal year ended December 31, 1994 and incorporated
        herein by reference.)

10.31   Amendment No. 1 to Shareholders Agreement dated as                Incorporated
        of February 28, 1994, among WorldCorp, the Company and            By Reference
        Malaysian Helicopter Services Berhad. (Filed as Exhibit
        10.90 to WorldCorp Inc.'s Annual Report on Form 10-K for
        the fiscal year ended December 31, 1994 and incorporated
        herein by reference.)

10.32   Agreement between the Company and the International               Incorporated
        Brotherhood of Teamsters representing the Cockpit                 By Reference
        Crewmembers employed by the Company dated August 15, 1994-
        June 30, 1998. (Filed as Exhibit 10.98 to WorldCorp,
        Inc.'s Annual Report on Form 10-K for the fiscal year
        ended December 31, 1994 and incorporated herein by
        reference.)

10.33   Aircraft Services Agreement dated September 26,                   Incorporated
        1994 by and between the Company and Malaysian Airline             By Reference
        System Berhad. (Filed as Exhibit 10.101 to WorldCorp,
        Inc.'s Annual Report on Form 10-K for the fiscal year
        ended December 31, 1994 and incorporated herein by
        reference.)

10.34   Freighter Services Agreement dated October 6, 1994                Incorporated
        by and between the Company and Malaysian Airline System           By Reference
        Berhad. (Filed as Exhibit 10.102 to WorldCorp, Inc.'s
        Annual Report on Form 10-K for the fiscal year ended
        December 31, 1994 and incorporated herein by reference.)

10.35   Amendment No. 1 to Passenger Aircraft Services and                Incorporated
        Freighter Services Agreement dated December 31, 1994 by           By Reference
        and between the Company and Malaysian Airline System
        Berhad. (Filed as Exhibit 10.107 to WorldCorp, Inc.'s
        Annual Report on Form 10-K for the fiscal year ended
        December 31, 1994 and incorporated herein by reference.)

10.36   Amendment No. 2 to the Aircraft Services and                      Incorporated
        Freighter Services Agreements by and between the Company          By Reference
        and Malaysian Airline System Berhad, dated February 9,
        1995.

10.37   Amendment No. 3 to the Freighter Services Agreement               Incorporated
        by and between the Company and Malaysian Airline System           By Reference
        Berhad dated May, 1995.

10.39   FY1996 Contractor Team Agreement among the Company,               Incorporated
        Continental Airlines, Inc., Emery Worldwide Airlines,             By Reference
        Inc., Evergreen International Airlines, Inc., Miami Air
        International, Inc., Northwest Airlines, Inc. and Rich
        International Airways, Inc. dated April 3, 1995.

10.41   Maintenance Agreement between Malaysian Airline                   Incorporated
        System Berhad and the Company dated March 1, 1995.                By Reference

10.42   Form of Master Services Agreement between the                     Incorporated
        Company and WorldCorp, Inc.                                       By Reference

10.44   Amendment No. 3 to the Accounts Receivable                        Incorporated
        Management and Security Agreement between the Company and         By Reference
        BNY Financial Corporation dated as of September 28, 1995.

10.45   Amendment No. 4 to the Accounts Receivable                        Incorporated
        Management and Security Agreement between the Company and         By Reference
        BNY Financial Corporation dated as of September 28, 1995.

10.46   Form of Non-Employee Directors' Stock Option Plan.                Incorporated
                                                                          By Reference

11      Computation of earnings (loss) per share.                         Filed
                                                                          Herewith

27      Financial data schedule for the quarter ended March 31,           Filed
        1997                                                              Herewith


(b)   Reports on Form 8-K

     None.


             *   *   *   *   *   *   *   *   *   *   *   *   *   *

                                  SIGNATURES




    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        WORLD AIRWAYS, INC



                                        By:  /s/ Mark S. Lynch
                                             -----------------------
                                             Mark S. Lynch
                                             Chief Financial Officer



Date: May 15, 1997