Form 10-Q
period 1997-06-30
WORLD AIRWAYS INC /DE/
filed 1997-08-13
CIK 949240

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                           --------------------------



                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               ------------------------------------------------



For the Quarter ended:  June 30, 1997             Commission File Number 0-26582



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

The number of shares of the registrant's Common Stock outstanding on August 1, 1997 was 11,230,064.



================================================================================

                              WORLD AIRWAYS, INC.

                    JUNE 1997, QUARTERLY REPORT ON FORM 10Q

                               TABLE OF CONTENTS

                                                                                     Page
                                                                                     ----
PART I - FINANCIAL INFORMATION
       Item 1.   Financial Statements

                 Condensed Balance Sheets, June 30, 1997 and December 31, 1996.......  3

                 Condensed Statements of Operations,
                 Three Months Ended June 30, 1997 and 1996...........................  5

                 Condensed Statements of Operations,
                 Six Months Ended June 30, 1997 and 1996.............................  6

                 Condensed Statement of Changes in Common Stockholders' Equity,
                 Six months ended June 30, 1997......................................  7

                 Condensed Statements of Cash Flows,
                 Six months ended June 30, 1997 and 1996.............................  8

                 Notes to Condensed Financial Statements.............................  9

       Item 2.   Management's Discussion and Analysis of Financial Condition
                 and Results of Operations........................................... 11

PART II - OTHER INFORMATION

       Item 6.  Exhibits and Reports on Form 8-K..................................... 23

ITEM 1.  FINANCIAL STATEMENTS


                              WORLD AIRWAYS, INC.
                           CONDENSED BALANCE SHEETS
                                    ASSETS
                                (in thousands)


                                                     (unaudited)
                                                      June 30,    December 31,
                                                        1997          1996
                                                     -----------  ------------
CURRENT ASSETS
  Cash and cash equivalents, including restricted
    cash of $921 at June 30, 1997 and
    $338 at December 31, 1996                          $  8,270       $  7,028

  Restricted short-term investments                       1,201          1,047

  Trade accounts receivable, less allowance for
    doubtful accounts of $409 at June 30, 1997
    and $413 at December 31, 1996                         8,013         14,093

  Other receivables                                       5,411          4,464

  Due from affiliate, net                                 4,171          4,181

  Prepaid expenses and other current assets               5,892          7,778

  Assets held for sale                                      500            500
                                                       --------       --------

    Total current assets                                 33,458         39,091
                                                       --------       --------

ASSETS HELD FOR SALE                                      3,067          3,426

EQUIPMENT AND PROPERTY
  Flight and other equipment                             83,928         72,089
  Equipment under capital leases                         11,466         11,466
                                                       --------       --------
                                                         95,394         83,555
  Less: accumulated depreciation and amortization        22,247         18,553
                                                       --------       --------

    Net equipment and property                           73,147         65,002
                                                       --------       --------

LONG-TERM OPERATING DEPOSITS                             15,965         15,951

OTHER ASSETS AND DEFERRED CHARGES, NET                    2,032          2,687
                                                       --------       --------

TOTAL ASSETS                                           $127,669       $126,157
                                                       ========       ========

                                                                   (Continued)

                              WORLD AIRWAYS, INC.
                           CONDENSED BALANCE SHEETS
                                  (continued)
                  LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
                       (in thousands except share data)


                                                                      (unaudited)
                                                                       June 30,    December 31,
                                                                         1997          1996
                                                                      -----------  -------------
CURRENT LIABILITIES
  Notes payable                                                         $    806       $ 11,386
  Current maturities of long-term obligations                             10,888          9,046
  Accounts payable                                                        21,413         22,749
  Net liabilities of discontinued operations                                 220          1,834
  Unearned revenue                                                         3,163          3,046
  Accrued maintenance in excess of reserves paid                          16,095          9,770
  Accrued salaries and wages                                              11,254          9,351
  Accrued taxes                                                            1,331          1,225
  Due to affiliate                                                             4             83
  Other accrued liabilities                                                  136            157
                                                                        --------       --------
    Total current liabilities                                             65,310         68,647
                                                                        --------       --------

LONG-TERM OBLIGATIONS, NET                                                29,070         30,106

OTHER LIABILITIES
  Deferred gain from sale-leaseback transactions, net of
    accumulated amortization of $19,627 at June
    30, 1997 and $19,099 at December 31, 1996                              5,724          6,252
  Accrued maintenance in excess of reserves paid                           2,123          6,867
  Accrued postretirement benefits                                          2,648          2,545
  Other liabilities                                                        3,898          3,378
                                                                        --------       --------
    Total other liabilities                                               14,393         19,042
                                                                        --------       --------

TOTAL LIABILITIES                                                        108,773        117,795
                                                                        --------       --------

COMMON STOCKHOLDERS' EQUITY
  Common stock, $.001 par value (40,000,000 shares authorized;
    12,000,064 shares issued and 11,230,064 outstanding at
    June 30, 1997 and 12,000,064 shares issued and
    11,282,064 outstanding at December 31, 1996)                              12             12
  Preferred stock, $.001 par value (5,000,000 shares authorized and no shares issued or outstanding at June 30, 1997
    and December 31, 1996)                                                    --             --
  Additional paid-in capital                                              42,522         42,522
  Contributed capital                                                      3,000          3,000
  Accumulated deficit                                                    (18,340)       (29,006)
  ESSOP guaranteed bank loan                                                (461)          (805)
  Treasury stock, at cost (770,000 shares at June 30, 1997
    and 718,000 shares at December 31, 1996)                              (7,837)        (7,361)
                                                                        --------       --------
    Total common stockholders' equity                                     18,896          8,362
                                                                        --------       --------

COMMITMENTS AND CONTINGENCIES

TOTAL LIABILITIES AND COMMON STOCKHOLDERS'
  EQUITY                                                                $127,669       $126,157
                                                                        ========       ========

           See accompanying Notes to Condensed Financial Statements

                              WORLD AIRWAYS, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                      For the Three Months Ended June 30,
                     (in thousands except per share data)
                                  (unaudited)

                                                               1997      1996
                                                             --------  --------
OPERATING REVENUES
  Flight operations                                          $80,063   $ 80,337
  Flight operations subcontracted to other carriers            1,703      6,048
  Other                                                          162        123
                                                             -------   --------
    Total operating revenues                                  81,928     86,508
                                                             -------   --------

OPERATING EXPENSES
  Flight                                                      16,682     13,318
  Maintenance                                                 17,917     15,964
  Aircraft costs                                              24,693     22,837
  Fuel                                                         2,663      2,577
  Flight operations subcontracted to other carriers            1,892      6,952
  Promotions, sales and commissions                            2,382      2,321
  Depreciation and amortization                                2,196      1,911
  General and administrative                                   7,005      5,357
                                                             -------   --------
    Total operating expenses                                  75,430     71,237
                                                             -------   --------

OPERATING INCOME                                               6,498     15,271
                                                             -------   --------

OTHER INCOME (EXPENSE)
  Interest expense                                              (883)      (855)
  Interest income                                                190        332
  Other, net                                                     (59)        26
                                                             -------   --------
    Total other expense                                         (752)      (497)
                                                             -------   --------

EARNINGS FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                                          5,746     14,774

INCOME TAX EXPENSE                                              (100)      (315)
                                                             -------   --------

EARNINGS FROM CONTINUING OPERATIONS                            5,646     14,459

DISCONTINUED OPERATIONS                                           --    (28,518)
                                                             -------   --------

NET EARNINGS (LOSS)                                          $ 5,646   $(14,059)
                                                             =======   ========

PRIMARY EARNINGS (LOSS) PER COMMON EQUIVALENT SHARE
  Continuing operations                                      $  0.50   $   1.20
  Discontinued operations                                         --      (2.37)
                                                             -------   --------
  Net earnings (loss)                                        $  0.50   $  (1.17)
                                                             =======   ========

WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING                               11,230     12,000
                                                             =======   ========

FULLY DILUTED EARNINGS (LOSS) PER COMMON EQUIVALENT SHARE
  Continuing operations                                      $  0.50   $   1.20
  Discontinued operations                                         --      (2.37)
                                                             -------   --------
  Net earnings (loss)                                        $  0.50   $  (1.17)
                                                             =======   ========

WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING                               11,235     12,000
                                                             =======   ========

           See accompanying Notes to Condensed Financial Statements

                              WORLD AIRWAYS, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                       For the Six Months Ended June 30,
                     (in thousands except per share data)
                                  (unaudited)


                                                             1997       1996
                                                          ----------  --------
OPERATING REVENUES
  Flight operations                                        $158,484   $144,842
  Flight operations subcontracted to other carriers           1,943      6,712
  Other                                                         249        319
                                                           --------   --------
    Total operating revenues                                160,676    151,873
                                                           --------   --------

OPERATING EXPENSES
  Flight                                                     33,114     33,283
  Maintenance                                                34,595     30,493
  Aircraft costs                                             49,379     41,452
  Fuel                                                        5,703      8,070
  Flight operations subcontracted to other carriers           2,249      8,013
  Promotions, sales and commissions                           4,663      3,633
  Depreciation and amortization                               4,331      3,894
  General and administrative                                 13,808     11,089
                                                           --------   --------
    Total operating expenses                                147,842    139,927
                                                           --------   --------

OPERATING INCOME                                             12,834     11,946
                                                           --------   --------

OTHER INCOME (EXPENSE)
  Interest expense                                           (2,046)    (1,576)
  Interest income                                               338        653
  Other, net                                                   (110)        64
                                                           --------   --------
    Total other expense                                      (1,818)      (859)
                                                           --------   --------

EARNINGS FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                                        11,016     11,087

INCOME TAX EXPENSE                                             (350)      (315)
                                                           --------   --------

EARNINGS FROM CONTINUING OPERATIONS                          10,666     10,772

DISCONTINUED OPERATIONS                                          --    (32,705)
                                                           --------   --------

NET EARNINGS (LOSS)                                        $ 10,666   $(21,933)
                                                           ========   ========

PRIMARY EARNINGS (LOSS) PER COMMON EQUIVALENT SHARE
  Continuing operations                                    $   0.95   $   0.90
  Discontinued operations                                        --      (2.73)
                                                           --------   --------
  Net earnings (loss)                                      $   0.95   $  (1.83)
                                                           ========   ========

WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING                              11,234     12,000
                                                           ========   ========

FULLY DILUTED EARNINGS (LOSS) PER COMMON EQUIVALENT SHARE
  Continuing operations                                    $   0.95   $   0.90
  Discontinued operations                                        --      (2.73)
                                                           --------   --------
  Net earnings (loss)                                      $   0.95   $  (1.83)
                                                           ========   ========

WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING                              11,236     12,000
                                                           ========   ========

           See accompanying Notes to Condensed Financial Statements

                              WORLD AIRWAYS, INC.
                        CONDENSED STATEMENTS OF CHANGES
                        IN COMMON STOCKHOLDERS' EQUITY
                    For the Six Months Ended June 30, 1997
                                (in thousands)
                                  (unaudited)




                                                                                                         Total
                                      Additional                                ESSOP     Treasury       Common
                              Common   Paid-in    Contributed  Accumulated   Guaranteed    Stock,    Stockholders'
                              Stock    Capital      Capital      Deficit      Bank Loan    at Cost       Equity
                              ------  ----------  -----------  ------------  -----------  ---------  --------------

BALANCE AT
   DECEMBER 31, 1996             $12     $42,522       $3,000     $(29,006)       $(805)   $(7,361)        $ 8,362

Common stock repurchases          --          --           --           --           --       (476)           (476)

Employee Savings and Stock
   Ownership Plan
   Guaranteed bank loan           --          --           --           --          344         --             344

Net earnings                      --          --           --       10,666           --         --          10,666
                              ------  ----------  -----------  -----------   ----------   --------         -------

BALANCE AT
   JUNE 30, 1997                 $12     $42,522       $3,000     $(18,340)       $(461)   $(7,837)        $18,896
                              ======  ==========  ===========  ===========   ==========   ========         =======


           See accompanying Notes to Condensed Financial Statements

                              WORLD AIRWAYS, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                       For the Six Months Ended June 30,
                            (dollars in thousands)
                                  (unaudited)



                                                             1997        1996
                                                          -----------  ---------

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            $  7,028   $ 25,271

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)                                           10,666    (21,933)
Adjustments to reconcile net loss to cash
 provided (used) by operating activities:
 Depreciation and amortization                                 4,331      3,894
 Deferred gain recognition                                      (528)      (531)
 Gain on sale of property and equipment                           59        (14)
 Loss on disposal of discontinued operations                      --     20,985
 Other                                                           477         --
 Changes in certain assets and liabilities net of
   effects of non-cash transactions:
   Decrease (increase) in accounts receivable                  5,143    (16,127)
   Increase in restricted short-term investments                (154)      (120)
   Decrease in deposits, prepaid expenses
     and other assets                                          1,897      1,529
   Increase in accounts payable, accrued
     expenses and other liabilities                              730      9,699
   Increase (decrease) in unearned revenue                       117     (3,280)
   Increase in air traffic liability                              --      4,878
                                                            --------   --------
 Net cash provided (used) by operating activities             22,738     (1,020)
                                                            --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to equipment and property                           (4,565)    (4,788)
Proceeds from disposals of equipment and property                355        322
                                                            --------   --------
 Net cash used by investing activities                        (4,210)    (4,466)
                                                            --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES
(Decrease) increase in line of credit borrowing
 arrangement, net                                             (7,520)     7,668
Issuance of debt                                                  --        348
Repayment of debt                                             (9,290)    (8,889)
 Purchase of World Airways common stock, at cost                (476)        --
                                                            --------   --------
 Net cash used by financing activities                       (17,286)      (873)
                                                            --------   --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           1,242     (6,359)
                                                            --------   --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $  8,270   $ 18,912
                                                            ========   ========

           See accompanying Notes to Condensed Financial Statements

                              WORLD AIRWAYS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

1. The condensed balance sheet of World Airways, Inc. ("World Airways" or the "Company") as of June 30, 1997, the related condensed statements of operations for the three and six month periods ended June 30, 1997 and 1996, the condensed statements of changes in common stockholders' equity for the six months ended June 30, 1997, and the condensed statements of cash flows for the six months ended June 30, 1997 and 1996 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

   The condensed financial statements and notes are presented as required by Form 10-Q and do not contain certain information included in the Company's annual financial statements and notes. These financial statements should be read in conjunction with the financial statements and the notes included in the Company's Form 10-K for the year ended December 31, 1996.

2. In July 1996, the Company announced its decision to exit its scheduled service operations by October 1996 and focus its operations on its core business: operating aircraft under contracts with international carriers, the U.S. Government, and international tour operators. Consistent with this decision, World Airways ceased all scheduled operations as of October 27, 1996. As a result, the Company's scheduled service operations were reflected as discontinued operations as of June 30, 1996, and prior period results were restated to reflect scheduled service operations as discontinued operations. Loss from discontinued operations (net of income tax effect) approximated $11.7 million for the year ended December 31, 1996. In addition, an estimated loss on disposal of $21.0 million (net of income tax effect) which was recorded as of June 30, 1996, included the following: $13.6 million for estimated operating losses during the phase-out period; a $2.6 million estimated loss to be incurred in connection with sub-leasing DC-10 aircraft which would not be utilized in the Company's operations subsequent to the phase-out of scheduled service operations; a $2.3 million writeoff of related leasehold improvements; and $2.0 million for passenger reprotection expenses. The Company has incurred approximately $21.0 million of these costs through June 30, 1997 and believes that its remaining accrual for estimated losses on disposal will be adequate to meet the remaining costs to be incurred during the phase-out period. In connection with the discontinuance of the Company's scheduled service operations, the Company was subject to claims by various third parties and may be subject to further claims in the future (see Note
   5).

3. As of August 14, 1997, the Company was in the process of issuing $75.0 million of convertible senior subordinated debentures (the "Debentures") due in 2004 (the "Offering"). The Debentures would be unsecured obligations, convertible into shares of the Company's common stock, and subordinated to all present and future senior indebtedness of the Company. The Company intends to use net proceeds of the Offering to purchase between 4.0 and 5.8 million shares of is common stock, repay certain indebtedness and increase working capital. Failure by the Company to repurchase at least 4.0 million shares of common stock within 150 days after the sale of the Debentures constitutes a repurchase event whereby each holder of the Debentures would have the right, at the holder's option, to require the Company to repurchase such holders Debentures at 100% of their principal amount, plus accrued interest. No assurances, however, can be given with respect to the eventual outcome of the Offering or the subsequent repurchase of the Company's common stock.

4. In 1996, World Airways instituted a program to purchase up to one million shares of its publicly-traded Common Stock pursuant to open market transactions. As of June 30, 1997, World Airways had purchased 770,000 shares of Common Stock at an aggregate cost of approximately $7.8 million pursuant to such program. In connection with the above-mentioned Offering, the Company and WorldCorp are currently in discussions and expect to enter into an agreement for the repurchase of up to 4.7 million shares of common stock owned by WorldCorp. There can be no assurance that such agreement will be completed or related repurchase will be consummated.

5. For a discussion of commitments and contingencies see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Legal and Administrative Proceedings".

6. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128 ("FAS #128") Earnings per Share, and SFAS No. 129 ("FAS #129") Disclosure of Information About Capital Structure. FAS #128 was issued to simplify the computation of earnings per share and to make the U.S. standard more compatible with the standards of other countries and that of the International Accounting Standards Committee. FAS #128 replaces primary and full diluted earnings per share with basic earnings and diluted earnings per share. FAS #129 will change some of the required disclosures about capital structure. It is not expected that these statements will have a material effect on the Company's financial statements in the future. The statements are effective for the year ended December 31, 1997.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

Management's Discussion and Analysis of Financial Condition and Results of Operations presented below relates to the operations of World Airways, Inc. ("World Airways" or "the Company") as reflected in its financial statements. World Airways was organized in March 1948 and became a wholly owned subsidiary of WorldCorp, Inc. ("WorldCorp") in a holding company reorganization in 1987.
In February 1994, pursuant to an October 1993 agreement, WorldCorp sold 24.9% of its ownership to MHS Berhad ("MHS"), a Malaysian aviation company. Effective December 31, 1994, WorldCorp increased its ownership in the Company to 80.1% through the purchase of 5% of World Airways common stock held by MHS. In October 1995, the Company completed an initial public offering in which 2,000,000 shares were issued and sold by the Company and 900,000 shares were sold by WorldCorp. At June 30, 1997, WorldCorp and MHS owned 61.6% and 17.7%, respectively, of the outstanding common stock of World Airways. The balance was publicly traded.

As of August 14, 1997, the Company was in the process of issuing $75.0 million of convertible senior subordinated debentures (the "Debentures") due in 2004 (the "Offering"). The Debentures would be unsecured obligations, convertible into shares of the Company's common stock, and subordinated to all present and future senior indebtedness of the Company. The Company intends to use net proceeds of the Offering to purchase between 4.0 and 5.8 million shares of is common stock, repay certain indebtedness and increase working capital. Failure by the Company to repurchase at least 4.0 million shares of common stock within 150 days after the sale of the Debentures constitutes a repurchase event whereby each holder of the Debentures would have the right, at the holder's option, to require the Company to repurchase such holders Debentures at 100% of their principal amount, plus accrued interest. No assurances, however, can be given with respect to the eventual outcome of the Offering or the subsequent repurchase of the Company's common stock.

In 1996, World Airways instituted a program to purchase up to one million shares of its publicly-traded Common Stock pursuant to open market transactions. As of June 30, 1997, World Airways had purchased 770,000 shares of Common Stock at an aggregate cost of approximately $7.8 million pursuant to such program. In connection with the above-mentioned Offering, the Company and WorldCorp are currently in discussions and expect to enter into an agreement for the repurchase of up to 4.7 million shares of common stock owned by WorldCorp.
There can be no assurance that such agreement will be completed or related repurchase will be consummated.

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

OVERVIEW

General

World Airways is a global provider of long-range passenger and cargo air transportation outsourcing services to major international airlines under fixed rate, multi-year contracts. The Company's passenger and freight operations employ 13 wide-body aircraft which are operated under contracts, primarily with Pacific Rim airlines. These contracts generally require the Company to supply aircraft, crew, maintenance and insurance ("ACMI" or "wet lease"), while the Company's customers are responsible for a large portion of the other operating expenses, including fuel. World Airways' airline customers have determined that outsourcing a portion of their wide-body passenger and cargo requirements can be less expensive, and offers greater operational and financial flexibility, than purchasing new aircraft and additional spare parts required for such aircraft. World Airways also leads a contractor teaming arrangement that is one of the largest single supplier of commercial airlift services to the United States Air Force's Air Mobility Command ("U.S. Air Force" or "USAF").

In July 1996, World Airways restructured its business to focus on ACMI contract services. As such, the Company ceased all scheduled passenger and scheduled charter services as of October 27, 1996, taking a one-time charge of $21.0 million as of June 30, 1996 (see "Discontinuation of Scheduled Service Operations").

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

The Company's operating philosophy is to build on its existing ACMI relationships to achieve a strong platform for future growth. World Airways concentrates on ACMI contracts which shift yield, load factor and certain cost risks to the customer. The customer bears the risk of filling the aircraft with passengers or cargo and assumes a large portion of the operating expenses, including fuel. World Airways has elected to emphasize its ACMI business because the Company perceives a number of opportunities created by a growing global economy, particularly growth in second and third world economies where the demand for airlift exceeds capacity. World Airways attempts to maximize profitability by combining its multi-year ACMI contracts with short term, higher-yielding ACMI agreements which meet the peak seasonal requirements of its customers. The Company responds opportunistically to rapidly changing market conditions by maintaining a flexible fleet of aircraft that can be deployed in a variety of configurations.

As is common in the air transportation industry, the Company has relatively high fixed aircraft costs. World Airways operates a fleet of nine MD-11 and four DC10-30 wide-body aircraft and, while the Company believes that the lease rates on its MD-11 aircraft are favorable relative to lease rates of other MD-11 operators, the Company's MD-11 aircraft have higher lease costs (although lower operating costs) than its DC10-30 aircraft. Therefore, achieving high average daily utilization of its aircraft (particularly its MD-11 aircraft) at attractive yields are important factors to the Company's financial results. In addition to fixed aircraft costs, a portion of the Company's labor costs are fixed due to monthly minimum guarantees to cockpit crewmembers and flight attendants.

Significant Customer Relationships

The Company's business relies heavily on its contracts with Malaysian Airline System Berhad ("Malaysian Airlines"), Philippine Airlines, Inc. ("Philippine Airlines"), P.T. Garuda Indonesia ("Garuda") and the U.S. Air Force. For the first six months of 1997, these customers provided approximately 27%, 36%, 19% and 15%, respectively, of the Company's revenues and 30%, 38%, 20% and 8%, respectively, of total block hours. In 1996, these customers provided approximately 34%, 15%, 13%, and 25%, respectively, of the Company's revenues and 42%, 17%, 14%, and 17%, respectively, of total block hours flown from continuing operations.

Malaysian Airlines.  World Airways has provided wet lease services to Malaysian
------------------
Airlines since 1981, providing wet lease services for Malaysian Airlines' scheduled passenger and cargo operations as well as transporting passengers for the annual Hadj pilgrimage. MHS, which owned 17.7% of the Company as of June 30, 1997, also owns 29.1% of Malaysian Airlines. The Company recently entered into a new 32-month agreement for year-round operations (including the Hadj) with Malaysian Airlines whereby the Company will provide two passenger aircraft with cockpit crews, maintenance and insurance to Malaysian Airlines' newly-formed charter division through May 1999. The Company provided three aircraft for 1997 Hadj operations.

The Company has a long-term contract to operate three MD-11 cargo aircraft for Malaysian Airlines. However, beginning in July 1996, and as mutually agreed by the parties, World Airways redeployed two cargo aircraft, which had been operating under these contracts, into the Philippine Airlines contract. The Company and Malaysian Airlines are currently discussing the future redeployment of these aircraft back into Malaysian Airlines' operations in order to meet the contracts' original obligations. The Company can provide no assurances, however, that the Company will, in fact, be able to do so. Revenues associated with these contractual obligations are included in the Company's backlog amount included herein.

Garuda.  The Company has flown for Garuda periodically since 1973 and yearly
------
since 1988. Since 1988, the Company has been one of the largest providers of passenger services to Indonesia for the Hadj pilgrimage. The Indonesian Hadj pilgrimage is the world's largest due to the size of Indonesia's Islamic population. In 1997, approximately 40,000 of the 200,000 Indonesians who traveled to Jeddah for the Hadj pilgrimage flew on the Company's aircraft. The Company is currently negotiating an agreement with Garuda to operate six aircraft during the 1998 pilgrimage.

Philippine Airlines. World Airways presently operates four MD-11 passenger
-------------------
aircraft for Philippine Airlines under an agreement with high minimum monthly utilization levels. Philippine Airlines, however, is experiencing financial difficulties, and since March 1997 had been making monthly lease payments to the Company on an installment basis according to a payment plan agreed to by the Company and Philippine Airlines at the beginning of each month. On July 11, 1997, World Airways agreed to shift two MD-11s currently operating for Philippine Airlines to Viacao Aereo Sao Paulo ("VASP") later in the third quarter. As of the date hereof, Philippine Airlines is in compliance with its agreements with the Company and has reconfirmed its commitment to operate the remaining two MD-11s currently in its fleet until February 1998. Failure by Philippine Airlines to meet its aircraft lease obligations, if not offset by other business, would have a material adverse effect on the financial condition, cash flows and results of operations of the Company.

VASP.  On July 3, 1997, World Airways entered a binding Memorandum of Agreement
----
with VASP for the lease of two MD-11 passenger aircraft to commence in the third quarter for a six-month term with a six-month renewal option. The Company is also leasing a cargo plane to VASP under an ACMI contract which began in June 1997. The loss of this agreement, a renegotiation of its terms or a substantial reduction of business for VASP, if not replaced, could have a material adverse effect on the financial condition or results of operations of World Airways.

U.S. Air Force.  The Company has provided international air transportation to
--------------
the U.S. Air Force since 1956. The overall downsizing of the U.S. military places a premium on the mobility of the U.S. armed forces. This is reflected in the stable size over the past several years of the USAF's procurement of commercial airlift services. Although the Company's agreements with the USAF provide for full service contracts with certain minimum performance requirements, the Company has risks similar to an ACMI agreement because the USAF agreements are cost-plus contracts at attractive rates.

The USAF awards points to air carriers acting alone or through teaming arrangements in proportion to the number and type of aircraft such carriers make available to Civil Reserve Air Fleet. The Company utilizes such teaming arrangements to maximize the value of potential awards. The Company leads a contractor teaming arrangement that enjoys a 44% market share of the USAF's overall commercial airlift requirement. During a period in which the U.S. military downsized substantially, the Company's portion of the fixed USAF award increased from $15.6 million for the government's 1992-93 fiscal year, to $52.8 million for the government's 1996-97 fiscal year. While the current annual contract expires on September 30, 1997, the Company recently received a $73.9 million fixed award for the government's 1997-1998 fiscal year. World Airways, however, cannot determine how future cuts in military spending may affect future operations with the U.S. Air Force.

As a result of these and other contracts, the Company had an overall contract backlog at June 30, 1997 of $338.7 million, compared to $532.6 million at June 30, 1996. Approximately $116.3 million of the backlog relates to operations during the remainder of 1997. The Company's backlog for each contract is determined by multiplying the minimum number of block hours (defined as the elapsed time computed from the moment the aircraft first moves under its own power at the point of origin to the time it comes to rest at its destination) guaranteed under the applicable contract by the specified hourly rate under such contract. Approximately 70% and 13% of the backlog relates to its contracts with Malaysian Airlines and Philippine Airlines, respectively. In addition, a significant portion of the Company's current contracts expire near the end of 1997. Although there can be no assurance that it will be able to secure additional business to reduce this excess capacity, the Company is actively seeking customers for 1998 and beyond. The Company's financial results and financial condition would be affected adversely if the Company is unable to secure additional business to reduce this excess capacity.

Seasonality

Historically, World Airways' business has been significantly affected by seasonal factors. During the first quarter, World Airways typically experiences lower levels of utilization and yields due to lower demand for passenger and cargo services relative to other times of the year. World Airways experiences higher levels of utilization and yields in the second quarter, principally due to peak demand for commercial passenger services associated with the annual Hadj pilgrimage. In 1997, World Airways' flight operations associated with the Hadj pilgrimage occurred from March 15 to May 20. Because the Islamic calendar is a lunar-based calendar, the Hadj pilgrimage occurs approximately 10 to 12 days earlier each year relative to the Western (Gregorian) calendar. As a result, revenues resulting from future Hadj pilgrimage contracts will continue to shift from the second quarter to the first quarter over the next several years. World Airways believes that its contracts with Malaysian Airlines and the USAF should lessen the effect of these seasonal factors.

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

Utilization of Aircraft

Due to the large capital costs of leasing and maintaining World Airways' aircraft, each of World Airways' aircraft must have high utilization at attractive rates in order for World Airways to operate profitably. Although World Airways' strategy is to enter into long-term contracts with its customers, the terms of World Airways' existing customer contracts are substantially shorter than the terms of World Airways' lease obligations with respect to the aircraft. As mentioned above, a significant portion of World Airways' contract backlog at June 30, 1997, relates to its multi-year contracts with Malaysian Airlines and Philippine Airlines. In addition, a significant portion of World Airways' current contracts expire near the end of 1997. There can be no assurance that World Airways will be able to enter into additional contracts with new or existing customers or that it will be able to obtain enough additional business to fully utilize each aircraft. World Airways' financial results could be materially adversely affected even by relatively brief periods of low aircraft utilization and yields. In order to maximize aircraft utilization, World Airways does not intend to acquire new aircraft unless such aircraft would be necessary to service existing needs or World Airways has obtained additional ACMI contracts for the aircraft to service. World Airways is seeking to obtain additional ACMI contracts with new and existing customers, to which such new aircraft would be dedicated when placed in service, but World Airways can provide no assurance that it will obtain new ACMI contracts or that existing ACMI contracts will be renewed or extended.

Maintenance

Engine maintenance accounts for most of the Company's annual maintenance expenses. Typically, the hourly cost of engine maintenance increases as the aircraft ages. The Company outsources major airframe maintenance and power plant work to several suppliers. The Company has a 10-year contract expiring in August 2003 with United Technologies Corporation's Pratt & Whitney Group for all off-wing maintenance on the PW 4462 engines that power its MD-11 aircraft.
Under this contract, the manufacturer agreed to provide such maintenance services at a cost not to exceed specified rates per hour during the term of the contract. The Company's maintenance costs associated with the MD-11 aircraft and PW 4462 engines have been significantly reduced due in part to manufacturer guarantees and warranties which began to expire in 1995 and which will fully expire by 1998. In addition, the specified rates per hour are subject to annual escalation, increasing substantially in 1998. Accordingly, while the Company believes the terms of this agreement have resulted in lower engine maintenance costs than it otherwise would incur, engine maintenance costs will increase substantially during the last five years of the agreement. The Company has begun to accrue these increased expenses in 1997 and such expenses will continue to increase during the remainder of the term of the contract as the Company's aircraft fleet ages.

Operating Losses

While the Company generated operating income each year from 1987 through 1992 and in 1995, it sustained operating losses in 1993 and 1994 of $7.3 million and $5.2 million, respectively, and net losses of $9.0 million in each of these two years. For the year ended December 31, 1996, the Company incurred a net loss of $14.0 million, which resulted from operating losses incurred in the Company's scheduled service operations, which were discontinued in 1996, and the related estimated loss on disposal. Earnings from continuing operations were $18.4 million for 1996. While the Company generated operating income for the six months ended June 30, 1997 of $12.8 million, there can be no assurance that the Company will be able to continue generating operating income for the remainder of 1997 or future years.

Discontinuation of Scheduled Service Operations

The Company commenced service between Tel Aviv and New York in July 1995. In the first quarter of 1996, the Company generated $4.2 million in losses related to these operations. In the second quarter of 1996, the Company expanded its scheduled service operations with service between the United States and South Africa and introduced scheduled charter operations between the United States and various destinations within Europe. As the Company was unable to operate these scheduled service operations profitably, in July 1996, the Company announced its decision to exit its scheduled service operations by October 1996 and focus its operations on its core wet lease operations. Consistent with this decision, World Airways ceased all scheduled operations as of October 27, 1996. As a result, the Company's scheduled service operations were reflected as discontinued operations as of June 30, 1996, and prior period results were restated to reflect scheduled service operations as discontinued operations. Loss from discontinued operations (net of income tax effect) approximated $11.7 million for the year ended December 31, 1996. In addition, an estimated loss on disposal of $21.0 million (net of income tax effect) was recorded as of June 30, 1996 and the Company believes that its remaining accrual for estimated losses on disposal will be adequate to meet the remaining costs to be incurred during the phase-out period.

Control by WorldCorp; Potential Conflicts of Interest

As of June 30, 1997, WorldCorp owned approximately 61.7% of the outstanding World Airways common stock. WorldCorp is a holding company that owns positions in two companies: InteliData and World Airways. WorldCorp is highly leveraged and therefore requires substantial funds to cover debt service each year. As a holding company, all of WorldCorp's funds are generated through its subsidiaries, neither of which is expected to pay dividends in the foreseeable future. As a result of WorldCorp's cash requirements, it may be required to sell additional shares of common stock during 1997, and such sales, or the threat of such sales, could have a material adverse effect on the market price of the common stock. Except as limited by contractual arrangements with MHS, WorldCorp also is in a position to control the outcome of substantially all issues submitted to World Airways' stockholders, including the election of all of World Airways' Board of Directors, adoption of amendments to World Airways' Certificate of Incorporation, and approval of mergers. Under Delaware law, WorldCorp may approve certain actions by written consent without a meeting of the stockholders of World Airways.

In connection with a $15.0 million loan from a commercial bank (the "Bank Loan"), WorldCorp has pledged all of the shares of common stock beneficially owned by WorldCorp (the "WorldCorp Shares"). The Bank Loan matures on September 29, 1997. The Company and WorldCorp are currently in discussions and expect to enter into an agreement for the repurchase of up to 4.7 million shares of common stock owned by WorldCorp. If a closing occurs under this agreement, WorldCorp expects to use a portion of the proceeds to repay the Bank Loan. If a closing does not occur under this agreement and WorldCorp does not refinance the Bank Loan, it would be necessary for WorldCorp to sell assets in order to repay the Bank Loan. In the event WorldCorp is unable to satisfy its payment obligations under the Bank Loan on a timely basis, the bank may sell or otherwise dispose of all or any part of the WorldCorp Shares. The inability of WorldCorp to satisfy its payment obligations under the Bank Loan on a timely basis and a subsequent disposition by the bank of the WorldCorp Shares, may adversely affect the market price of the common stock, and consequently the price of the Debentures.

RESULTS OF OPERATIONS

Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996

Total block hours, including discontinued operations, decreased 1,571 hours, or 11%, to 12,336 hours in the second quarter of 1997 from 13,907 hours in 1996, with an average of 14.0 available aircraft per day in 1997 compared to 14.9 in 1996. Average daily utilization (block hours flown per day per aircraft) decreased to 9.7 hours in 1997 from 10.2 hours in 1996. In 1997, wet lease contracts accounted for 91% of total block hours, an increase from 80% in 1996. Total operating revenues decreased $4.6 million, or 5%, to $81.9 million in 1997 from $86.5 million in 1996.

Continuing Operations
---------------------

Block hours from continuing operations increased to 12,336 hours in the second quarter of 1997 from 12,173 hours in 1996.

Operating Revenues.  Revenues from flight operations decreased $0.2 million to
------------------
$80.1 million in 1997 from $80.3 million in 1996. This decrease corresponds to a shift in its mix of business during 1997 with an increase in wet lease operations from full service operations, partially offset by a modest increase in block hours flown in 1997 compared to 1996.

Operating Expenses.  Total operating expenses increased $4.2 million, or 6%, in
------------------
1997 to $75.4 million from $71.2 million in 1996.

Flight operations expenses include all expenses related directly to the operation of the aircraft other than aircraft cost, fuel and maintenance. Also included are expenses related to flight dispatch and flight operations administration. Flight operations expenses increased $3.4 million, or 26%, in 1997 to $16.7 million from $13.3 million in 1996. This increase resulted primarily from higher crew costs, partially offset by the shift in the mix of business from full service to wet lease operations. The Company expects that it will experience increased training costs during the remainder 1997 as a result of crewmember attrition.

Maintenance expenses increased $1.9 million, or 12%, in 1997 to $17.9 million from $16.0 million in 1996. This increase resulted primarily from the increase in the number of aircraft dedicated to the Company's continuing operations and an increase in costs associated with the MD-11 aircraft and related engines as a result of certain manufacturer guarantees and warranties which began to expire in 1995 and will fully expire by 1998. This increase was partially offset by a reversal in 1997 of $1.0 million of accrued maintenance expense in excess of the cost of an overhaul of a DC-10 aircraft. The Company expects its maintenance expense to further increase in 1997 and 1998 due to escalations in the specified rates per hour under the Company's maintenance agreement.

Aircraft costs increased $1.9 million, or 8%, in 1997 to $24.7 million from $22.8 million in 1996. This increase resulted primarily from the increase in the number of aircraft dedicated to the Company's continuing operations, partially offset by the return of one DC-10 aircraft in the fourth quarter of 1996 and a decrease in aircraft insurance as a result of a reduction in insurance policy rates.

Depreciation and amortization increased $0.3 million, or 16%, in 1997 to $2.2 million from $1.9 million in 1996. This increase resulted primarily from an increase in spare parts required to support the additional MD-11 aircraft described above, offset by a decrease in the amortization of certain intangible assets.

General and administrative expenses increased $1.6 million, or 30%, in 1997 to $7.0 million from $5.4 million in 1996. This increase was primarily due to the hiring of additional administrative personnel, beginning in the second quarter of 1996, necessary to support the growth in the Company's core business and an increase in property tax accruals. As part of its strategy to increase its marketing efforts, the Company is currently increasing its sales and marketing staff. As a result, the Company expects a modest increase in general and administrative expenses during the second half of 1997.

Discontinued Operations
-----------------------

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

Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

Total block hours, including discontinued operations, decreased 391 hours, or 2%, to 24,150 hours in the first six months of 1997 from 24,541 hours in 1996, with an average of 13.7 available aircraft per day in 1997 compared to 13.3 in 1996. Average daily utilization (block hours flown per day per aircraft) decreased to 9.8 hours in 1997 from 10.2 hours in 1996. In 1997, wet lease contracts accounted for 90% of total block hours, an increase from 74% for the six months ended June 30, 1996. Total operating revenues increased $8.8 million, or 6%, to $160.7 million in 1997 from $151.9 million in 1996.

Continuing Operations
----------------------

Block hours from continuing operations increased 2,143 hours, or 10%, to 24,150 hours in the first six months of 1997 from 22,007 hours in 1996.

Operating Revenues.  Revenues from flight operations increased $13.7 million, or
------------------
9%, to $158.5 million in 1997 from $144.8 million in 1996. This increase was primarily attributable to the increase in block hours flown, partially offset by a shift in its mix of business during 1997 with an increase in wet lease operations and a decrease in full service operations.

Operating Expenses.  Total operating expenses increased $7.9 million, or 6%, in
------------------
1997 to $147.8 million from $139.9 million in 1996.

Flight operations expenses include all expenses related directly to the operation of the aircraft other than aircraft costs, fuel and maintenance. Also included are expenses related to flight dispatch and flight operations administration. Flight operations expenses decreased $0.2 million in 1997 to $33.1 million from $33.3 million in 1996. This decrease resulted primarily from the shift in the mix of business from full service to wet lease operations, partially offset by higher crew costs. The Company expects that it will experience increased training costs during the remainder of 1997 as a result of crewmember attrition.

Maintenance expenses increased $4.1 million, or 13%, in 1997 to $34.6 million from $30.5 million in 1996. This increase resulted primarily from the increase in the number of aircraft dedicated to the Company's continuing operations, the integration of additional aircraft into the fleet, and a corresponding increase in block hours flown. In addition, the Company experienced an increase in costs of approximately $1.2 million associated with the MD-11 aircraft and related engines as a result of certain manufacturer guarantees and warranties which began to expire in 1995 and will fully expire by 1998. The Company expects its maintenance expense to increase further in 1997 and 1998 due to escalations in the specified rates per hour under the Company's maintenance agreement. The increase was partially offset by a reversal in 1997 of $1.0 million of accrued maintenance expense in excess of the cost of an overhaul of a DC-10 aircraft.

Aircraft costs increased $7.9 million, or 19%, in 1997 to $49.4 million from $41.5 million in 1996. This increase resulted from the increase in the number of aircraft dedicated to the Company's continuing operations, primarily due to the lease of two MD-11ER aircraft in March 1996, and the lease of additional spare engines necessary to maintain the expanded fleet.

Fuel expenses decreased $2.4 million, or 30%, in 1997 to $5.7 million from $8.1 million in 1996. This decrease is due primarily to the shift from full service to wet lease operations where the Company is not responsible for fuel costs. This decrease was partially offset by an increase in price per gallon.

Promotions, sales and commissions increased $1.1 million in 1997 to $4.7 million from $3.6 million in 1996. This increase resulted primarily from expenses incurred in connection with a customer contract.

Depreciation and amortization increased $0.4 million in 1997 to $4.3 million from $3.9 million in 1996. This increase resulted primarily from an increase in spare parts required to support the additional MD-11 aircraft described above, offset by a decrease in the amortization of certain intangible assets.

General and administrative expenses increased $2.7 million, or 24%, in 1997 to $13.8 million from $11.1 million in 1996. This increase was primarily due to the hiring of additional administrative personnel, beginning in the second quarter of 1996, necessary to support the growth in the Company's core business and an increase in property tax accruals. As part of its strategy to increase its marketing efforts, the Company is currently increasing its sales and marketing staff. As a result, the Company expects a modest increase in general and administrative expenses during the second half of 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company is highly leveraged and will be substantially more leveraged upon completion of the Offering. The Company incurred substantial debt and lease commitments during the past three years in connection with its acquisition of MD-11 aircraft and related spare parts. As of June 30, 1997, the Company had outstanding $29.1 million in long-term debt and capital leases, with expected debt service and capital lease expense of $5.9 million for the six months ending December 31, 1997 and $13.3 million for the year ending December 31, 1998. In addition, the Company has significant future long-term obligations under aircraft lease obligations relating to its aircraft.

The Company has historically financed its working capital and capital expenditure requirements out of cash flow from operating activities, public and private sales of its common stock, secured borrowings, and other financings from banks and other lenders. The degree to which the Company is leveraged could have important consequences to holders of common stock, including the following: (i) World Airways' ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or other purposes may be limited;
(ii) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of principal and interest on its indebtedness; (iii) World Airways' degree of leverage and related debt service obligations, as well as its obligations under operating leases for aircraft, may make it more vulnerable than some of its competitors in a prolonged economic downturn; (iv) World Airways' ability to meet its payment obligations under existing and future indebtedness, capital leases and operating leases may be limited; and (v) World Airways' financial position may restrict its ability to pursue new business opportunities and limit its flexibility in responding to changing business conditions.

World Airways' cash and cash equivalents at June 30, 1997 and December 31, 1996 were $8.3 million and $7.0 million, respectively. As is common in the airline industry, World Airways operates with a working capital deficit. At June 30, 1997, World Airways' current assets were $33.5 million and current liabilities were $65.3 million. World Airways has substantial long-term aircraft lease obligations with respect to its current aircraft fleet. Although there can be no assurances, World Airways believes that its existing contracts and additional business which it expects to obtain in the near term, along with its existing cash and financing arrangements and net proceeds from the Offering will be sufficient to allow World Airways to meet its cash requirements related to debt service and the operating and capital requirements for its continuing operations for the next 12 months.

In 1996, World Airways instituted a program to purchase up to one million shares of its publicly-traded common stock pursuant to open market transactions. As of June 30, 1997, World Airways had purchased 770,000 shares of common stock at an aggregate cost of approximately $7.8 million pursuant to such program. WorldCorp and World Airways are currently in discussions and expect to enter into an agreement for the repurchase of up to 4.7 million common stock owned by WorldCorp. There can be no assurance that such agreement will be completed or related repurchase will be consummated.

In the event that World Airways enters into leases for additional aircraft, World Airways will need to make capital expenditures for additional spare engines and parts. No assurances can be given, however, that World Airways will obtain all of the financing required for such capital expenditures.

Cash Flows from Operating Activities

Operating activities provided $22.7 million in cash for the six months ended June 30, 1997 compared to using $1.0 million in the comparable period in 1996. This increase in cash in 1997 resulted primarily from an increase in net earnings and a decrease in accounts receivable, partially offset by a decrease in accounts payable, accrued expenses, and other liabilities.

Cash Flows from Investing Activities

Investing activities used $4.2 million in cash for the six months ended June 30, 1997, compared to $4.5 million in the comparable period in 1996. In 1997, cash was used primarily for the purchase of rotable spare parts, a spare engine, and engine upgrades required for two MD-11 aircraft.

Cash Flows from Financing Activities

Financing activities used $17.3 million in cash for the six months ended June 30, 1997 compared to using $0.9 million in the comparable period in 1996. This decrease in cash resulted primarily from an increase in repayments of the Company's net borrowings and the purchase of shares of the Company's common stock for an aggregate cost of $0.5 million in 1997.

Capital Commitments/Financing Developments

In October 1992 and January 1993, the Company signed a series of agreements to lease seven new MD-11 aircraft for initial lease terms of two to five years, renewable for up to 10 years (and in the case of one aircraft, for 13 years) by the Company with increasing rent costs. As of March 1995, the Company had taken delivery of all seven aircraft, consisting of four passenger MD-11 aircraft, one freighter MD-11, and two passenger/cargo convertible MD-11s. As part of the lease agreements, the Company was assigned purchase options for four additional MD-11 aircraft. In 1992, the Company made non-refundable deposits of $1.2 million toward the option aircraft and the purchase options were terminated. In March 1996, the Company signed an agreement with the manufacturer to lease two MD-11ER aircraft. Under the agreement, the Company leased each aircraft for a term of 24 years with an option to return the aircraft after a seven-year period with certain fixed termination fees. As part of the agreement, the above-mentioned deposits were applied towards the deposits required on these two aircraft. In addition, the Company agreed to assume an existing lease of two additional MD-11 freighter aircraft for 20 years, beginning in 1999, in the event that the existing lessee terminates its lease with the manufacturer at that time.

As of June 30, 1997, World Airways has long-term leases for four DC10-30 aircraft. Three of the leases expire in 1998 and one expires in 2003.

In August 1995, the Company amended its aircraft spare parts facility under the Credit Agreement to provide for a variable rate borrowing. Approximately $2.5 million of this facility was used to pay off the previously outstanding balance of the spare parts loan facility and $0.8 million was used to purchase additional spare parts for MD-11s required during the remainder of 1995. The balance of this loan facility was used to increase cash balances which were drawn down during the first half of 1995 to purchase MD-11 spare parts.

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

In January 1996, the Company agreed to purchase an additional engine and received a commitment from the engine manufacturer to finance 85% of its purchase price over a seven-year term with an interest rate to be fixed at the time of delivery. In June 1997, the Company took delivery of the engine and signed a note for $6.3 million. The note bears interest at a rate of 8.18% and is payable over an 84-month period at approximately $48,000 per month with the balance of $2.2 million due on June 18, 2004.

As discussed above, the Company signed an agreement for the lease of two MD-11ER aircraft beginning in the first quarter of 1996 to provide additional capacity for growth opportunities. As part of the agreement for the MD-11 aircraft, the Company received spare parts financing from the lessor of $9.0 million of which $3.0 million was made available with the delivery of each aircraft, and the remaining $3.0 million was made available in December 1996. As of June 30, 1997, approximately $7.4 million had been received.

As of June 30, 1997, annual minimum payments required under the Company's aircraft and lease obligations totaled $43.6 million for the remainder of 1997 and $84.9 million for 1998. The Company anticipates that its total capital expenditures in 1997, which includes the spare engine, will approximate $13.0 million of which the Company will receive approximately $6.3 million in financing. The Company expects that the remaining balance will be funded from its operating cash flow and proceeds from the Offering. As of June 30, 1997, the Company held approximately $3.6 million (at book value) of aircraft spare parts currently available for sale.

Effective June 30, 1996, the Company amended its Credit Agreement with BNY Financial Corporation ("BNY") to include the following: a $10.0 million spare parts loan and an $8.0 million revolving line of credit. This amended Credit Agreement is collateralized by certain receivables, inventory, and equipment. As of June 30, 1997, the outstanding balance of the spare parts loan was $4.0 million with no outstanding balance or available capacity on the revolving line of credit.

Under the terms of the amended Credit Agreement, the Company is not permitted to
(i) incur indebtedness in excess of $25.0 million (excluding capital leases),
(ii) declare, pay, or make any dividend or distribution in any six month period which aggregate in excess of the lesser of $4.5 million or 50% of net income for the previous six months, (iii) declare or pay dividends if after giving effect to such dividends the Company's cash or cash equivalents would be less than $7.5 million or (iv) make capital expenditures in 1997 of more than $25.0 million or in any subsequent year of more than $15.0 million. Recently, the date that World Airways is required to pay any outstanding amounts under the line of credit was extended to December 31, 2000. The aircraft security agreement remains payable in 1999. The Company must also maintain a certain quarterly net worth and net income (loss) requirements. While the Company was in compliance with these covenants at June 30, 1997, no assurances can be given that the Company will continue to meet these covenants or, if necessary, obtain the required waivers. In addition, World Airways granted warrants to BNY in October 1996 to purchase up to 50,000 shares of common stock.

OTHER MATTERS

Legal and Administrative Proceedings

World Airways has periodically received correspondence from the FAA with respect to minor noncompliance matters. In November 1996, as the FAA has increased its scrutiny of U.S. airlines, World Airways was assessed a preliminary fine of $810,000 in connection with certain security violations by ground handling crews contracted by World Airways for services at foreign airport locations. Under 49 U.S.C., Section 46301, any violation of pertinent provisions of 49 U.S.C. Subsection 40101 or related rules is subject to a civil penalty for each violation. Upon review of the evidence or facts and circumstances relating to the violation, the statute allows for the compromise of proposed civil penalties. The proposed penalties were imposed by the FAA in connection with recent inspections at foreign airport facilities and relate primarily to ground handling services provided by World Airways' customers in connection with their operations; specifically, the inspection procedures of its aircraft, passengers and associated cargo. In each of these instances, World Airways was in compliance with international regulations, but not the more stringent U.S. requirements, despite the fact that the flights in question did not originate or terminate in the United States. World Airways has taken steps to comply with the U.S. requirements and is currently working with the FAA to settle these claims and believes that any fines ultimately imposed by the FAA will not have a material adverse effect on the financial condition or results of operations of World Airways. While World Airways believes it is currently in compliance in all material respects with all appropriate standards and has all required licenses and authorities, any material non-compliance by World Airways therewith or the revocation or suspension of licenses or authorities could have a material adverse effect on the financial condition or results of operations of World Airways.

World Airways and WorldCorp (the "World Defendants") were defendants in litigation brought by the Committee of Unsecured Creditors of Washington Bancorporation in August 1992, captioned Washington Bancorporation v. Boster et. al., Adv. Proc. 92-0133 (Bankr. D.D.C.) (the "Boster Litigation"). Under a settlement agreement, the plaintiff agreed to dismiss with prejudice the Boster Litigation against all defendants, including the World Defendants, with each party to bear its own costs. Under the settlement agreement, the World Defendants do not have any further liability in the Boster Litigation.

In connection with the discontinuance of World Airways' scheduled service operations, World Airways is subject to claims by various third parties and may be subject to further claims in the future. One claim which had been filed in connection with World Airways' discontinuance of scheduled service to South Africa, and which sought approximately $37.8 million in compensatory and punitive damages, has been settled by the parties for approximately $0.7 million.

In addition, World Airways is party to routine litigation and administrative proceedings incidental to its business, none of which is believed by World Airways to be likely to have a material adverse effect on the financial condition of World Airways.

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

Dividend Policy

The Company has not declared or paid any cash dividends or distributions on its common stock since the payment of a distribution to WorldCorp in 1992. The Company currently intends to retain its future earnings, if any, to fund the development and growth of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future. Any future decision concerning the payment of dividends on its common stock will depend upon the results of operations, financial condition and capital expenditure plans of the Company, as well as such other factors as the Board of Directors, in its sole discretion, may consider relevant.

The Credit Agreement, between the Company and BNY contains restrictions on the Company's ability to pay dividends on its common stock. The Credit Agreement provides that the Company shall not declare, pay or make any dividends or distributions in any six-month period which aggregate in excess of the lesser of $4.5 million or 50% of the Company's net income for the previous six months and requires that the Company have a cash balance of not less than $7.5 million after giving effect to such dividend or distribution. Additionally, WorldCorp is subject to the provisions of an indenture, expiring in 2004, which causes the Company not to pay dividends upon the occurrence of any events of default by WorldCorp under the indenture. However, the indenture will no longer be applicable to World Airways if WorldCorp's ownership percentage drops below 50% of the issued and outstanding shares of common stock.

Income and Other Taxes

As of December 31, 1996, World Airways had net operating loss carryforwards ("NOLs") for federal income tax purposes of $104.7 million ($38.1 million of which is subject to a $6.9 million annual limitation as a result of an ownership change of World Airways for tax purposes in 1991). These NOLs, if not utilized to offset taxable income in future periods, would expire between 1998 and 2011. Use of World Airways' NOLs in future years could be further limited if an ownership change were to occur in the future. World Airways believes that the sale of common stock in its initial public offering did not cause an ownership change. However, the application of the Internal Revenue Code (the "Code") in this area is subject to interpretation by the Internal Revenue Service. The NOLs are subject to examination by the IRS and, thus, are subject to adjustment or disallowance resulting from any such IRS examination. In addition, conversion of the proposed Debentures or future transactions in the Common Stock or the common stock of the Company's stockholders may cause an ownership change, which could result in a substantial reduction in the annual limitation in the use of the NOLs and the loss of a substantial portion of the NOLs available to the Company.

Inflation

The Company believes that inflation has not had a material effect on the Company's revenues during the past three years.

New Accounting Standards

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128 ("FAS #128") Earnings per Share, and SFAS No. 129 ("FAS #129") Disclosure of Information About Capital Structure. FAS #128 was issued to simplify the computation of earnings per share and to make the U.S. standard more compatible with the standards of other countries and that of the International Accounting Standards Committee. FAS #128 replaces primary and full diluted earnings per share with basic earnings and diluted earnings per share. FAS #129 will change some of the required disclosures about capital structure. It is not expected that these statements will have a material effect on the Company's financial statements in the future. The statements are effective for the year ended December 31, 1997.

                                    PART IV

ITEM 6.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

(a)  Exhibits
No.    Description
---    -----------
 1.1    Form of Underwriting Agreement to be entered into among                                       Incorporated
        the Company, WorldCorp, Inc. and the Underwriters.                                            By Reference

 3.1    Amended and Restated Certificate of                                                           Incorporated
        Incorporation.                                                                                By Reference

 3.2    Amended and Restated Bylaws.                                                                  Incorporated
                                                                                                      By Reference

 4.1    Article IV of the Company's Amended and Restated Certificate of                               Incorporated
        Incorporation, incorporated by reference to Exhibit 3.1 filed herewith,                       By Reference
        and Section 6 of the Company's Bylaws, incorporated by reference to
        Exhibit 3.2 filed herewith.

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


(a)  Exhibits
No.    Description
---    -----------
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

10.24   Amendment (No. 1) to the Accounts Receivable Management and Security                          Incorporated
        Agreement between the Company and BNY Financial Corporation dated March                       By Reference
        15, 1995 and effective as of January 1, 1995.

10.25   Amendment No. 2 to the Accounts Receivable Management and Security                            Incorporated
        Agreement between the Company and BNY Financial Corporation dated August                      By Reference
        1995.


(a)  Exhibits
No.    Description
---    -----------
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

10.29   Stock Registration Rights Agreement between the Company and Malaysian                         Incorporated
        Helicopter Services Berhad dated as of October 30, 1993. (Filed as                            By Reference
        Exhibit 10.88 to WorldCorp, Inc.'s Annual Report on Form 10-K for the
        fiscal year ended December 31, 1994 and incorporated herein by reference.)

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

10.41   Maintenance Agreement between Malaysian Airline System Berhad and the                         Incorporated
        Company dated March 1, 1995.                                                                  By Reference

10.42   Form of Master Services Agreement between the Company and WorldCorp,                          Incorporated
        Inc.                                                                                          By Reference



(a)  Exhibits
No.    Description
---    -----------
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

10.46   Form of Non-Employee Directors' Stock Option Plan.                                            Incorporated
                                                                                                      By Reference

11      Computation of earnings (loss) per share.                                                     Filed
                                                                                                      Herewith

27      Financial data schedule for the quarter ended June 30, 1997                                   Filed
                                                                                                      Herewith

(b)  Reports on Form 8-K

     Form 8-K dated July 7, 1997, was filed with the Securities and Exchange Commission on July 7, 1997.

     Form 8-K dated July 14, 1997, was filed with the Securities and Exchange Commission on July 14, 1997.


            *     *     *     *     *     *     *     *     *     *

                                  SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    WORLD AIRWAYS, INC.



                                    By:  /s/ Mark S. Lynch
                                        -------------------
                                    Mark S. Lynch
                                    Chief Financial Officer



Date:  August 13, 1997