Form 10-Q
period 1997-09-30
WORLD AIRWAYS INC /DE/
filed 1997-11-13
CIK 949240

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            -------------------------




                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




    For the Quarter ended: SEPTEMBER 30, 1997 Commission File Number 0-26582



                               WORLD AIRWAYS, INC.
             (Exact name of registrant as specified in its charter)



                               DELAWARE94-1358276
         (State of incorporation)(I.R.S. Employer Identification Number)

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

The number of shares of the registrant's Common Stock outstanding on November 7, 1997 was 8,003,064.

                               WORLD AIRWAYS, INC.

                  SEPTEMBER 1997, QUARTERLY REPORT ON FORM 10Q

                                TABLE OF CONTENTS





                                                                           PAGE

PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

    Condensed Balance Sheets, September 30, 1997 and December 31, 1996.........3

    Condensed Statements of Operations,
    Three Months Ended September 30, 1997 and 1996.............................5

    Condensed Statements of Operations,
    Nine Months Ended September 30, 1997 and 1996..............................6

    Condensed Statement of Changes in Common Stockholders' Equity (Deficit),
    Nine months ended September 30, 1997.......................................7

    Condensed Statements of Cash Flows,
    Nine months ended September 30, 1997 and 1996..............................8

    Notes to Condensed Financial Statements....................................9

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations..........................................11


PART II - OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K...................................24

ITEM 1.  FINANCIAL STATEMENTS

                               WORLD AIRWAYS, INC.
                            CONDENSED BALANCE SHEETS
                                     ASSETS
                                 (IN THOUSANDS)

                                                                              (unaudited)
                                                                              September 30,   December 31,
                                                                                  1997             1996
                                                                              ------------     --------
CURRENT ASSETS
     Cash and cash equivalents, including restricted
         cash of $28 at September 30, 1997
         and $338 at December 31, 1996                                        $    28,205      $     7,028

     Restricted short-term investments                                              1,106            1,047

     Trade accounts receivable, less allowance for
         doubtful accounts of $409 at September 30, 1997
         and $413 at December 31, 1996                                              6,689           14,093

     Other receivables                                                              6,463            4,464

     Due from affiliate, net                                                        1,572            4,181

     Prepaid expenses and other current assets                                      4,807            7,778

     Assets held for sale                                                             500              500
                                                                                  -------          -------

         Total current assets                                                      49,342           39,091
                                                                                  -------          -------

ASSETS HELD FOR SALE                                                                2,780            3,426

EQUIPMENT AND PROPERTY
     Flight and other equipment                                                    84,882           72,089
     Equipment under capital leases                                                11,466           11,466
                                                                                  -------          -------
                                                                                   96,348           83,555
     Less: accumulated depreciation and amortization                               24,065           18,553
                                                                                  -------          -------

         Net equipment and property                                                72,283           65,002
                                                                                  -------          -------

LONG-TERM OPERATING DEPOSITS                                                       16,100           15,951

OTHER ASSETS AND DEFERRED CHARGES, NET                                              3,084            2,687
                                                                                  -------          -------

TOTAL ASSETS                                                                  $   143,589      $   126,157
                                                                                  =======          =======

                                                     (Continued)

                               WORLD AIRWAYS, INC.
                            CONDENSED BALANCE SHEETS
                                   (CONTINUED)
              LIABILITIES AND COMMON STOCKHOLDERS' EQUITY (DEFICIT)
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                              (unaudited)
                                                                              September 30,    December 31,
                                                                                  1997             1996
                                                                               -----------     -----------

CURRENT LIABILITIES
     Notes payable                                                            $        --      $    11,386
     Current maturities of long-term obligations                                    9,494            9,046
     Accounts payable                                                              16,625           22,749
     Net liabilities of discontinued operations                                        --            1,834
     Unearned revenue                                                               2,970            3,046
     Accrued maintenance in excess of reserves paid                                14,099            9,770
     Accrued salaries and wages                                                    10,147            9,351
     Accrued taxes                                                                  1,411            1,225
     Due to affiliate                                                                  --               83
     Other accrued liabilities                                                        118              157
                                                                                  -------          -------
         Total current liabilities                                                 54,864           68,647
                                                                                  -------          -------

LONG-TERM OBLIGATIONS, NET                                                         76,280           30,106

OTHER LIABILITIES
     Deferred gain from sale-leaseback transactions, net of
         accumulated amortization of $19,891 at September
         30, 1997 and $19,099 at December 31, 1996                                  5,460            6,252
     Accrued maintenance in excess of reserves paid                                 2,123            6,867
     Accrued postretirement benefits                                                2,700            2,545
     Other liabilities                                                              4,136            3,378
                                                                                  -------          -------
         Total other liabilities                                                   14,419           19,042
                                                                                  -------          -------

TOTAL LIABILITIES                                                                 145,563          117,795
                                                                                  -------          -------

COMMON STOCKHOLDERS' EQUITY (DEFICIT)
     Common stock, $.001 par value (40,000,000 shares authorized; 12,000,064 shares issued and 8,003,064 outstanding at September 30, 1997 and
         12,000,064 shares issued and
         11,282,064 outstanding at December 31, 1996)                                  12               12
     Preferred stock, $.001 par value (5,000,000 shares authorized and no shares issued or outstanding at September 30, 1997
         and December 31, 1996)                                                        --               --
     Additional paid-in capital                                                    42,522           42,522
     Contributed capital                                                            3,000            3,000
     Accumulated deficit                                                         (14,614)         (29,006)
     ESSOP guaranteed bank loan                                                     (370)            (805)
     Treasury stock, at cost (3,997,000 shares at September 30,
         1997 and 718,000 shares at December 31, 1996)                           (32,524)          (7,361)
                                                                                 --------        ---------
         Total common stockholders' equity (deficit)                              (1,974)            8,362
                                                                                 --------        ---------

COMMITMENTS AND CONTINGENCIES

TOTAL LIABILITIES AND COMMON STOCKHOLDERS'
     EQUITY (DEFICIT)                                                         $   143,589      $   126,157
                                                                                 ========         ========


            See accompanying Notes to Condensed Financial Statements

                               WORLD AIRWAYS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                  1997             1996
                                                                              -----------      -----------
OPERATING REVENUES
     Flight operations                                                        $    79,645      $    70,118
     Flight operations subcontracted to other carriers                                115            5,016
     Other                                                                            164              263
                                                                                 --------         --------
         Total operating revenues                                                  79,924           75,397
                                                                                  -------          -------

OPERATING EXPENSES
     Flight                                                                        21,835           16,911
     Maintenance                                                                   14,918           13,855
     Aircraft costs                                                                20,351           18,982
     Fuel                                                                           6,831            6,628
     Flight operations subcontracted to other carriers                                330            4,809
     Promotions, sales and commissions                                              3,002            2,000
     Depreciation and amortization                                                  2,331            2,055
     General and administrative                                                     5,803            6,441
                                                                                  -------          -------
         Total operating expenses                                                  75,401           71,681
                                                                                  -------          -------

OPERATING INCOME                                                                    4,523            3,716
                                                                                  -------          -------

OTHER INCOME (EXPENSE)
     Interest expense                                                             (1,377)            (952)
     Interest income                                                                  747              303
     Other, net                                                                      (92)               22
                                                                                 --------         --------
         Total other expense                                                        (722)            (627)
                                                                                 --------         --------

EARNINGS FROM CONTINUING OPERATIONS
     BEFORE INCOME TAXES                                                            3,801            3,089

INCOME TAX EXPENSE                                                                   (75)            (180)
                                                                                 --------         --------

EARNINGS FROM CONTINUING OPERATIONS                                                 3,726            2,909

DISCONTINUED OPERATIONS                                                                --              180
                                                                                 --------         --------

NET EARNINGS                                                                  $     3,726      $     3,089
                                                                                 ========         ========

PRIMARY EARNINGS PER COMMON EQUIVALENT SHARE
     Continuing operations                                                    $      0.35      $      0.24
     Discontinued operations                                                           --             0.02
                                                                                ---------         --------
     Net earnings                                                             $      0.35      $      0.26
                                                                                 ========         ========

WEIGHTED AVERAGE COMMON AND COMMON
     EQUIVALENT SHARES OUTSTANDING                                                 10,775           12,000
                                                                                 ========         ========

FULLY DILUTED EARNINGS PER COMMON EQUIVALENT SHARE
     Continuing operations                                                    $      0.25      $      0.24
     Discontinued operations                                                           --             0.02
                                                                                 --------         --------
     Net earnings                                                             $      0.25      $      0.26
                                                                                 ========         ========

WEIGHTED AVERAGE COMMON AND COMMON
     EQUIVALENT SHARES OUTSTANDING                                                 16,393           12,000
                                                                                 ========         ========

                       See accompanying Notes to Condensed Financial Statements

                                                WORLD AIRWAYS, INC.
                                        CONDENSED STATEMENTS OF OPERATIONS
                                      FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                       (IN THOUSANDS EXCEPT PER SHARE DATA)
                                                    (UNAUDITED)

                                                                                   1997             1996
                                                                               ----------      -----------
OPERATING REVENUES
     Flight operations                                                        $   238,129      $   214,960
     Flight operations subcontracted to other carriers                              2,058           11,728
     Other                                                                            413              582
                                                                                  -------          -------
         Total operating revenues                                                 240,600          227,270
                                                                                  -------          -------

OPERATING EXPENSES
     Flight                                                                        54,949           50,193
     Maintenance                                                                   49,513           44,348
     Aircraft costs                                                                69,730           60,434
     Fuel                                                                          12,534           14,698
     Flight operations subcontracted to other carriers                              2,579           12,822
     Promotions, sales and commissions                                              7,665            5,634
     Depreciation and amortization                                                  6,662            5,949
     General and administrative                                                    19,611           17,530
                                                                                  -------          -------
         Total operating expenses                                                 223,243          211,608
                                                                                  -------          -------

OPERATING INCOME                                                                   17,357           15,662
                                                                                  -------          -------

OTHER INCOME (EXPENSE)
     Interest expense                                                             (3,423)          (2,528)
     Interest income                                                                1,085              956
     Other, net                                                                     (202)               86
                                                                                  -------          -------
         Total other expense                                                      (2,540)          (1,486)
                                                                                  -------          -------

EARNINGS FROM CONTINUING OPERATIONS
     BEFORE INCOME TAXES                                                           14,817           14,176

INCOME TAX EXPENSE                                                                  (425)            (495)
                                                                                  -------         --------

EARNINGS FROM CONTINUING OPERATIONS                                                14,392           13,681

DISCONTINUED OPERATIONS                                                                --         (32,525)
                                                                                  -------         --------

NET EARNINGS (LOSS)                                                           $    14,392      $  (18,844)
                                                                                  =======         ========

PRIMARY EARNINGS (LOSS) PER COMMON EQUIVALENT SHARE
     Continuing operations                                                    $      1.30      $      1.14
     Discontinued operations                                                           --           (2.71)
                                                                                  -------          -------
     Net earnings (loss)                                                      $      1.30      $    (1.57)
                                                                                  =======          =======

WEIGHTED AVERAGE COMMON AND COMMON
     EQUIVALENT SHARES OUTSTANDING                                                 11,080           12,000
                                                                                  =======          =======

FULLY DILUTED EARNINGS (LOSS) PER COMMON
     EQUIVALENT SHARE
     Continuing operations                                                    $      0.89      $      1.14
     Discontinued operations                                                           --           (2.71)
                                                                                  -------          -------
     Net earnings (loss)                                                      $      0.89      $    (1.57)
                                                                                  =======          =======

WEIGHTED AVERAGE COMMON AND COMMON
     EQUIVALENT SHARES OUTSTANDING                                                 16,698           12,000
                                                                                  =======          =======

                       See accompanying Notes to Condensed Financial Statements

                               WORLD AIRWAYS, INC.
                         CONDENSED STATEMENTS OF CHANGES
                    IN COMMON STOCKHOLDERS' EQUITY (DEFICIT)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                                                    Total
                                                                                                                   Common
                                                   Additional                               ESSOP     Treasury  Stockholders'
                                       Common       Paid-in   Contributed   Accumulated  Guaranteed     Stock,     Equity
                                        STOCK       CAPITAL     CAPITAL       DEFICIT     BANK LOAN    AT COST    (DEFICIT)
                                       ------      --------    ----------   -----------  -----------   --------   ---------
BALANCE AT
     DECEMBER 31, 1996                $     12    $  42,522    $  3,000     $ (29,006)    $  (805)     $(7,361)    $  8,362

Common stock repurchases                    --           --          --            --          --      (25,163)     (25,163)
     (3,279,000 shares)

Employee Savings and Stock
     Ownership Plan
     Guaranteed bank loan                    --          --          --            --         435           --          435

Net earnings                                 --          --          --        14,392          --           --       14,392
                                       --------     -------     -------       -------      -------      -------      -------

BALANCE AT
     September 30, 1997               $      12   $  42,522    $  3,000     $ (14,614)    $  (370)     $(32,524)    $(1,974)
                                       ========     =======     =======       ========     =======      ========     =======




                       See accompanying Notes to Condensed Financial Statements

                               WORLD AIRWAYS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                  1997             1996
                                                                              -----------      -----------

CASH AND CASH EQUIVALENTS AT BEGINNING
     OF PERIOD                                                                $     7,028      $    25,271

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)                                                                14,392         (18,844)
Adjustments to reconcile net income (loss) to cash
     provided (used) by operating activities:
     Depreciation and amortization                                                  6,662            5,949
     Deferred gain recognition                                                      (792)            (794)
     Gain on sale of property and equipment                                           131             (25)
     Loss (gain) on disposal of discontinued operations                                --            7,641
     Other                                                                            155                5
     Changes in certain assets and liabilities net of effects of non-cash transactions:
         Decrease (increase) in accounts receivable                                 8,140          (7,268)
         (Increase) decrease in restricted short-term investments                    (59)              345
         Decrease in deposits, prepaid expenses
             and other assets                                                       2,850            3,677
         (Decrease) increase in accounts payable, accrued
             expenses and other liabilities                                       (6,781)           18,859
         Decrease in unearned revenue                                                (76)         (10,229)
         Decrease in air traffic liability                                             --            (192)
                                                                                 --------        ---------
     Net cash provided (used) by operating activities                              24,622            (876)
                                                                                 --------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to equipment and property                                               (5,285)          (9,411)
Proceeds from disposals of equipment and property                                     545              321
                                                                                 --------        ---------
     Net cash used by investing activities                                        (4,740)          (9,090)
                                                                                 --------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES
(Decrease) increase in line of credit borrowing arrangement, net                  (7,096)            2,496
Issuance of debt                                                                   50,799            5,884
Repayment of debt                                                                (15,835)         (12,479)
Purchase of World Airways common stock, at cost                                  (25,163)               --
Debt issuance costs                                                               (1,410)            (100)
Costs relating to sale of stock                                                        --             (13)
                                                                                 --------         --------
     Net cash provided (used) by financing activities                               1,295          (4,212)
                                                                                 --------         --------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                              21,177         (14,178)
                                                                                 --------         --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $    28,205      $    11,093
                                                                                 ========         ========

                       See accompanying Notes to Condensed Financial Statements

                               WORLD AIRWAYS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1. The condensed balance sheet of World Airways, Inc. ("World Airways" or the "Company") as of September 30, 1997, the related condensed statements of operations for the three and nine month periods ended September 30, 1997 and 1996, the condensed statements of changes in common stockholders' equity (deficit) for the nine months ended September 30, 1997, and the condensed statements of cash flows for the nine months ended September 30, 1997 and 1996 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

      The condensed financial statements and notes are presented as required by Form 10-Q and do not contain certain information included in the Company's annual financial statements and notes. These financial statements should be read in conjunction with the financial statements and the notes included in the Company's Form 10-K for the year ended December 31, 1996.

2. In July 1996, the Company announced its decision to exit its scheduled service operations by October 1996 and focus its operations on its core business: operating aircraft under contracts with international carriers, the U.S.Government, and international tour operators. Consistent with this decision, World Airways ceased all scheduled operations as of October 27, 1996. As a result, the Company's scheduled service operations were reflected as discontinued operations as of June 30, 1996, and prior period results were restated to reflect scheduled service operations as discontinued operations. Loss from discontinued operations (net of income tax effect) approximated $11.7 million for the year ended December 31, 1996. In addition, an estimated loss on disposal of $21.0 million (net of income tax effect) which was recorded as of June 30, 1996, included the following: $13.6 million for estimated operating losses during the phase-out period; a $2.6 million estimated loss to be incurred in connection with sub-leasing DC-10 aircraft which would not be utilized in the Company's operations subsequent to the phase-out of scheduled service operations; a $2.3 million writeoff of related leasehold improvements; and $2.0 million for passenger reprotection expenses. The Company has incurred approximately $21.2 million of these costs through September 30, 1997. The Company does not expect to incur any additional costs relating to scheduled service operations. In connection with the discontinuance of the Company's scheduled service operations, the Company was subject to claims by various third parties and may be subject to further claims in the future (see Note 5).

3. On August 26, 1997, the Company completed a private offering, issuing $50.0 million of 8% convertible senior subordinated debentures (the "Debentures") due in 2004 (the "Offering"). The Debentures are unsecured obligations, convertible into shares of the Company's common stock at $8.90 per share, and subordinated to all present and future senior indebtedness of the Company. The Company's intended use of the net proceeds of the Offering is to repurchase approximately 4.0 million shares of its common stock, repay certain indebtedness, increase working capital and for general corporate purposes. After completion of the Offering, the Company repaid approximately $3.8 million as full settlement of an outstanding spare parts loan. Failure by the Company to repurchase at least 4.0 million shares of common stock within 150 days after the sale of the Debentures constitutes a repurchase event whereby each holder of the Debentures would have the right, at the holder's option, to require the Company to repurchase such holder's Debentures at 100% of their principal amount, plus accrued interest (the "Repurchase Event"). The ability of the Company to repurchase the Debentures upon a Repurchase Event will be dependent on the Company's ability to raise sufficient funds through additional borrowings or equity sales and compliance with applicable securities laws. Accordingly, there can be no assurance that the Company will be able to repurchase the Debentures upon a Repurchase Event.

4. In 1996, World Airways instituted a program to purchase up to one million shares of its publicly-traded Common Stock pursuant to open market transactions. As of September 30, 1997, World Airways had purchased 770,000 shares of Common Stock at an aggregate cost of approximately $7.8 million pursuant to such program.

      In connection with the above-mentioned Offering, the Company and WorldCorp, Inc. ("WorldCorp") entered into an agreement (the "Agreement") for the purchase by World Airways of up to 4.0 million shares of common stock owned by WorldCorp at a purchase price of $7.65 per share. On September 18, 1997, the Company purchased 3,227,000 shares of its common stock from WorldCorp for approximately $24.7 million. Discussions with MHS Berhad ("MHS") following the Offering could have an impact on the number of shares of common stock ultimately repurchased from WorldCorp. MHS has certain rights under a shareholders agreement, dated as of February 3, 1994, as amended, among WorldCorp, MHS and the Company. This agreement includes a provision that provides that if WorldCorp were to dispose of its holdings in the Company with the result that WorldCorp's ownership interest in the Company falls below 51% of the outstanding shares of common stock, then MHS may either sell its shares to a third party or require WorldCorp to sell a pro rata number of shares held by MHS to the party purchasing WorldCorp's shares. As a result of the repurchase of 3,227,000 shares of common stock by World Airways from WorldCorp, MHS has the right to sell 773,000 shares of common stock. Accordingly, WorldCorp, MHS and the Company have engaged in preliminary discussions as to the potential repurchase of common stock owned by MHS. The Company anticipates that these discussions will continue, although there can be no assurance that these discussions will result in any stock repurchases from MHS. Should MHS not exercise its right to sell the 773,000 shares of common stock, the Company currently intends to repurchase the shares from WorldCorp.

5. The Company reached a settlement in September 1997 with its engine manufacturer for reimbursements related to disputed spare engine lease charges. As a result of this settlement, the Company reversed aircraft costs of approximately $2.4 million, consisting of lease expenses of approximately $0.9 million and $1.5 million originally recorded in 1996 and the first six months of 1997, respectively.

6. The Company was recently informed that MAS received notice from the Malaysian Hadj Board that MAS will not participate in the 1998 Hadj pilgrimage. Notwithstanding, MAS has assured the Company that it will honor its contractual obligations. For the nine months ended September 30, 1997, the Company received approximately $17.0 million in revenues as a result of aircraft provided to MAS for 1997 Hadj operations.

7. In October 1997, one of the Company's MD-11 aircraft was damaged upon its landing in Montevideo, Uruguay. The aircraft is expected to be out of service for approximately two months while certain repairs are made. The Company expects insurance to cover repair and certain related costs, but expects that the Company's loss of revenues that would have been generated by the aircraft's use will have an adverse effect on its financial condition and results of operations for the fourth quarter of 1997.

8. For a discussion of commitments and contingencies see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Legal and Administrative Proceedings".

9. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128 ("FAS #128") Earnings per Share, and SFAS No. 129 ("FAS #129") Disclosure of Information About Capital Structure. FAS #128 was issued to simplify the computation of earnings per share and to make the U.S. standard more compatible with the standards of other countries and that of the International Accounting Standards Committee. FAS #128 replaces primary and full diluted earnings per share with basic earnings and diluted earnings per share. FAS #129 will change some of the required disclosures about capital structure. It is not expected that these statements will have a material effect on the Company's financial statements in the future. The statements are effective for the year ended December 31, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations presented below relates to the operations of World Airways, Inc. ("World Airways" or "the Company") as reflected in its financial statements. World Airways was organized in March 1948 and became a wholly owned subsidiary of WorldCorp, Inc. ("WorldCorp") in a holding company reorganization in 1987. In February 1994, pursuant to an October 1993 agreement, WorldCorp sold 24.9% of its ownership to MHS Berhad ("MHS"), a Malaysian aviation company. Effective December 31, 1994, WorldCorp increased its ownership in the Company to 80.1% through the purchase of 5% of World Airways common stock held by MHS. In October 1995, the Company completed an initial public offering in which 2,000,000 shares were issued and sold by the Company and 900,000 shares were sold by WorldCorp. On September 18, 1997, the Company repurchased 3,227,000 shares of its common stock from WorldCorp. At September 30, 1997, WorldCorp and MHS owned 46.3% and 24.9%, respectively, of the outstanding common stock of World Airways. The balance was publicly traded.

On August 26, 1997, the Company completed a private offering, issuing $50.0 million of 8% convertible senior subordinated debentures (the "Debentures") due in 2004 (the "Offering"). The Debentures are unsecured obligations, convertible into shares of the Company's common stock at $8.90 per share, and subordinated to all present and future senior indebtedness of the Company. The Company's intended use of net proceeds of the Offering is to repurchase approximately 4.0 million shares of its common stock, repay certain indebtedness, increase working capital and for general corporate purposes. After completion of the Offering, the Company repaid approximately $3.8 million as full settlement of an outstanding spare parts loan. Failure by the Company to repurchase at least 4.0 million shares of common stock within 150 days after the sale of the Debentures constitutes a repurchase event whereby each holder of the Debentures would have the right, at the holder's option, to require the Company to repurchase such holder's Debentures at 100% of their principal amount, plus accrued interest (the "Repurchase Event"). The ability of the Company to repurchase the Debentures upon a Repurchase Event will be dependent on the Company's ability to raise sufficient funds through additional borrowings or equity sales and compliance with applicable securities laws. Accordingly, there can be no assurance that the Company will be able to repurchase the Debentures upon a Repurchase Event.

In 1996, World Airways instituted a program to purchase up to one million shares of its publicly-traded Common Stock pursuant to open market transactions. As of September 30, 1997, World Airways had purchased 770,000 shares of Common Stock at an aggregate cost of approximately $7.8 million pursuant to such program.

In connection with the above-mentioned Offering, the Company and WorldCorp, Inc. ("WorldCorp") entered into an agreement (the "Agreement") for the purchase by World Airways of up to 4.0 million shares of common stock owned by WorldCorp at a purchase price of $7.65 per share. On September 18, 1997, the Company purchased 3,227,000 shares of its common stock from WorldCorp for approximately $24.7 million. Discussions with MHS Berhad ("MHS") following the Offering could have an impact on the number of shares of common stock ultimately repurchased from WorldCorp. MHS has certain rights under a shareholders agreement, dated as of February 3, 1994, as amended, among WorldCorp, MHS and the Company. This agreement includes a provision that provides that if WorldCorp were to dispose of its holdings in the Company with the result that WorldCorp's ownership interest in the Company falls below 51% of the outstanding shares of common stock, then MHS may either sell its shares to a third party or require WorldCorp to sell a pro rata number of shares held by MHS to the party purchasing WorldCorp's shares. As a result of the repurchase of 3,227,000 shares of common stock by World Airways from WorldCorp, MHS has the right to sell 773,000 shares of common stock. Accordingly, WorldCorp, MHS and the Company have engaged in preliminary discussions as to the potential repurchase of common stock owned by MHS. The Company anticipates that these discussions will continue, although there can be no assurance that these discussions will result in any stock repurchases from MHS. Should MHS not exercise its right to sell the 773,000 shares of common stock, the Company currently intends to repurchase the shares from WorldCorp.

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

OVERVIEW

GENERAL

World Airways is a global provider of long-range passenger and cargo air transportation outsourcing services to major international airlines under fixed rate, multi-year contracts. The Company's passenger and freight operations employ 12 wide-body aircraft which are operated under contracts, primarily with Pacific Rim airlines. These contracts generally require the Company to supply aircraft, crew, maintenance and insurance ("ACMI" or "wet lease"), while the Company's customers are responsible for a large portion of the other operating expenses, including fuel. World Airways' airline customers have determined that outsourcing a portion of their wide-body passenger and cargo requirements can be less expensive, and offers greater operational and financial flexibility, than purchasing new aircraft and additional spare parts required for such aircraft. World Airways also leads a contractor teaming arrangement that is one of the largest single suppliers of commercial airlift services to the United States Air Force's Air Mobility Command ("U.S. Air Force" or "USAF").

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

As is common in the air transportation industry, the Company has relatively high fixed aircraft costs. World Airways operates a fleet of eight MD-11 and four DC10-30 wide-body aircraft and, while the Company believes that the lease rates on its MD-11 aircraft are favorable relative to lease rates of other MD-11 operators, the Company's MD-11 aircraft have higher lease costs (although lower operating costs) than its DC10-30 aircraft. Therefore, achieving high average daily utilization of its aircraft (particularly its MD-11 aircraft) at attractive yields are important factors to the Company's financial results. In addition to fixed aircraft costs, a portion of the Company's labor costs are fixed due to monthly minimum guarantees to cockpit crewmembers and flight attendants.

SIGNIFICANT CUSTOMER RELATIONSHIPS

The Company's business relies heavily on its contracts with Malaysian Airline System Berhad ("Malaysian Airlines"), Philippine Airlines, Inc. ("Philippine Airlines"), P.T. Garuda Indonesia ("Garuda") and the U.S. Air Force. For the first nine months of 1997, these customers provided approximately 23%, 34%, 13% and 22%, respectively, of the

Company's revenues and 25%, 36%, 13% and 14%, respectively, of total block hours. In 1996, these customers provided approximately 34%, 15%, 13%, and 25%, respectively, of the Company's revenues and 42%, 17%, 14%, and 17%, respectively, of total block hours flown from continuing operations.

MALAYSIAN AIRLINES. World Airways has provided wet lease services to Malaysian Airlines since 1981, providing wet lease services for Malaysian Airlines' scheduled passenger and cargo operations as well as transporting passengers for the annual Hadj pilgrimage. MHS, which owned 24.9% of the Company as of September 30, 1997, also owns 29.1% of Malaysian Airlines. In 1997, the Company entered into a new 32-month agreement for year-round operations (including the Hadj) with Malaysian Airlines whereby the Company will provide two passenger aircraft with cockpit crews, maintenance and insurance to Malaysian Airlines' newly-formed charter division through May 1999. The Company provided three aircraft for 1997 Hadj operations.

The Company was recently informed that MAS received notice from the Malaysian Hadj Board that MAS will not participate in the 1998 Hadj pilgrimage. Notwithstanding, MAS has assured the Company that it will honor its contractual obligations, described above. For the nine months ended September 30, 1997, the Company received approximately $17.0 million in revenues as a result of aircraft provided to MAS for 1997 Hadj operations.

The Company has a long-term contract to operate three MD-11 cargo aircraft for Malaysian Airlines. However, beginning in July 1996, and as mutually agreed by the parties, World Airways redeployed two cargo aircraft, which had been operating under these contracts, into another contract. The Company and Malaysian Airlines are currently discussing the future redeployment of these aircraft back into Malaysian Airlines' operations in order to meet the contracts' original obligations. The Company can provide no assurances, however, that the Company will, in fact, be able to do so. Revenues associated with these contractual obligations are included in the Company's backlog amount included herein.

GARUDA. The Company has flown for Garuda periodically since 1973 and yearly since 1988. Since 1988, the Company has been one of the largest providers of passenger services to Indonesia for the Hadj pilgrimage. The Indonesian Hadj pilgrimage is the world's largest due to the size of Indonesia's Islamic population. In 1997, approximately 40,000 of the 200,000 Indonesians who traveled to Jeddah for the Hadj pilgrimage flew on the Company's aircraft. The Company is currently negotiating an agreement with Garuda to operate six aircraft during the 1998 pilgrimage.

PHILIPPINE AIRLINES. World Airways presently operates two MD-11 passenger aircraft for Philippine Airlines under an agreement with high minimum monthly utilization levels. Philippine Airlines, however, is experiencing financial difficulties, and since March 1997 had been making monthly lease payments to the Company on an installment basis according to a payment plan agreed to by the Company and Philippine Airlines at the beginning of each month. On July 11, 1997, World Airways agreed to shift two of the four MD-11s originally operating for Philippine Airlines to other customers during the third quarter. As of September 30, 1997, Philippine Airlines is in compliance with its agreements with the Company and has reconfirmed its commitment to operate the remaining two MD-11s currently in its fleet until February 1998. Failure by Philippine Airlines to meet its aircraft lease obligations, if not offset by other business, would have a material adverse effect on the financial condition, cash flows and results of operations of the Company.

VASP. On July 3, 1997, World Airways entered a binding Memorandum of Agreement with Viacao Aereo Sao Paulo ("VASP") for the lease of two MD-11 passenger aircraft for a six-month term with a six-month renewal option. The Company is currently negotiating the terms of this lease with VASP, with commencement anticipated no earlier than late 1997. The loss of this agreement, a renegotiation of its terms or a substantial reduction of business for VASP, if not replaced, could have a material adverse effect on the financial condition or results of operations of World Airways. The Company is also leasing a cargo plane to VASP under an ACMI contract which began in June 1997.

U.S. AIR FORCE. The Company has provided international air transportation to the U.S. Air Force since 1956. The overall downsizing of the U.S. military places a premium on the mobility of the U.S. armed forces. This is reflected in the stable size over the past several years of the USAF's procurement of commercial airlift services. Although the Company's agreements with the USAF provide for full service contracts with certain minimum performance requirements, the Company has risks similar to an ACMI agreement because the USAF agreements are cost-plus contracts at attractive rates.

The USAF awards points to air carriers acting alone or through teaming arrangements in proportion to the number and type of aircraft such carriers make available to Civil Reserve Air Fleet. The Company utilizes such teaming arrangements to maximize the value of potential awards. The Company leads a contractor teaming arrangement that enjoys a 51% market share of the USAF's overall commercial airlift requirement. During a period in which the U.S. military downsized substantially, the Company's portion of the fixed USAF award increased from $15.6 million for the government's 1992-93 fiscal year, to $73.9 million for the government's 1997-98 fiscal year. The current annual contract commenced on October 1, 1997 and expires on September 30, 1998. World Airways, however, cannot determine how future cuts in military spending may affect future operations with the U.S. Air Force.

As a result of these and other contracts, the Company had an overall contract backlog at September 30, 1997 of $353.1 million, compared to $462.0 million at September 30, 1996. Approximately $65.1 million of the backlog relates to operations during the remainder of 1997. The Company's backlog for each contract is determined by multiplying the minimum number of block hours guaranteed under the applicable contract by the specified hourly rate under such contract. Approximately 63% of the backlog relates to its contracts with Malaysian Airlines. In addition, a significant portion of the Company's current contracts expire near the end of 1997. Although there can be no assurance that it will be able to secure additional business to reduce this excess capacity, the Company is actively seeking customers for 1998 and beyond. The Company's financial results and financial condition would be affected adversely if the Company is unable to secure additional business to reduce this excess capacity.

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

UTILIZATION OF AIRCRAFT

Due to the large capital costs of leasing and maintaining World Airways' aircraft, each of World Airways' aircraft must have high utilization at attractive rates in order for World Airways to operate profitably. Although World Airways' strategy is to enter into long-term contracts with its customers, the terms of World Airways' existing customer contracts are substantially shorter than the terms of World Airways' lease obligations with respect to the aircraft. As mentioned above, a significant portion of World Airways' contract backlog at September 30, 1997, relates to its multi-year contracts with Malaysian Airlines. In addition, a significant portion of World Airways' current contracts expire near the end of 1997. There can be no assurance that World Airways will be able to enter into additional contracts with new or existing customers or that it will be able to obtain enough additional business to fully utilize each aircraft. World Airways' financial results could be materially adversely affected even by relatively brief periods of low aircraft utilization and yields. In order to maximize aircraft utilization, World Airways does not intend to acquire new aircraft unless such aircraft would be necessary to service existing needs or World Airways has obtained additional ACMI contracts for the aircraft to service. World Airways is seeking to obtain additional ACMI contracts with new and existing customers, to which such new aircraft would be dedicated when placed in service, but World Airways can provide no assurance that it will obtain new ACMI contracts or that existing ACMI contracts will be renewed or extended.

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

OPERATING LOSSES

While the Company generated operating income each year from 1987 through 1992 and in 1995, it sustained operating losses in 1993 and 1994 of $7.3 million and $5.2 million, respectively, and net losses of $9.0 million in each of these two years. For the year ended December 31, 1996, the Company incurred a net loss of $14.0 million, which resulted from operating losses incurred in the Company's scheduled service operations, which were discontinued in 1996, and the related estimated loss on disposal. Earnings from continuing operations were $18.4 million for 1996. While the Company generated operating income for the nine months ended September 30, 1997 of $17.4 million, there can be no assurance that the Company will be able to continue generating operating income for the remainder of 1997 or future years.

DISCONTINUATION OF SCHEDULED SERVICE OPERATIONS

The Company commenced service between Tel Aviv and New York in July 1995. In the first quarter of 1996, the Company generated $4.2 million in losses related to these operations. In the second quarter of 1996, the Company expanded its scheduled service operations with service between the United States and South Africa and introduced scheduled charter operations between the United States and various destinations within Europe. As the Company was unable to operate these scheduled service operations profitably, in July 1996, the Company announced its decision to exit its scheduled service operations by October 1996 and focus its operations on its core wet lease operations. Consistent with this decision, World Airways ceased all scheduled operations as of October 27, 1996. As a result, the Company's scheduled service operations were reflected as discontinued operations as of June 30, 1996, and prior period results were restated to reflect scheduled service operations as discontinued operations. Loss from discontinued operations (net of income tax effect) approximated $11.7 million for the year ended December 31, 1996. In addition, an estimated loss on disposal of $21.0 million (net of income tax effect) was recorded as of June 30, 1996 and the Company does not expect to incur any additional costs relating to scheduled service operations.

CONTROL BY WORLDCORP; POTENTIAL CONFLICTS OF INTEREST

As of September 30, 1997, WorldCorp owned approximately 46.3% of the outstanding World Airways common stock. WorldCorp is a holding company that owns positions in two companies: InteliData and World Airways. WorldCorp is highly leveraged and therefore requires substantial funds to cover debt service each year. As a holding company, all of WorldCorp's funds are generated through its subsidiaries, neither of which is expected to pay dividends in the foreseeable future. As a result of WorldCorp's cash requirements, it may be required to sell additional shares of common stock, and such sales, or the threat of such sales, could have a material adverse effect on the market price of the common stock. Except as limited by contractual arrangements with MHS, WorldCorp also is in a position to control the outcome of many issues submitted to World Airways' stockholders, including the election of all of World Airways' Board of Directors, adoption of amendments to World Airways' Certificate of Incorporation, and approval of mergers.

In connection with a $15.0 million loan from a commercial bank (the "Bank Loan"), WorldCorp had pledged all of the shares of common stock beneficially owned by WorldCorp (the "WorldCorp Shares"). The Bank Loan was scheduled to mature on September 29, 1997. On September 18, 1997, the Company purchased 3,227,000 of itscommon stock from WorldCorp for approximately $24.7 million in cash. WorldCorp used a portion of these proceeds to retire the Bank Loan prior to its maturity.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

Total block hours, including discontinued operations, decreased 2,410 hours, or 18%, to 10,917 hours in the third quarter of 1997 from 13,327 hours in 1996, with an average of 12.3 available aircraft per day in 1997 compared to 15.0 in 1996. Average daily utilization (block hours flown per day per aircraft) was 9.7 hours in 1997 and 1996. In 1997, wet lease contracts accounted for 68% of total block hours, an increase from 45% in 1996. Total operating revenues increased $4.5 million, or 6%, to $79.9 million in 1997 from $75.4 million in 1996.

CONTINUING OPERATIONS

Block hours from continuing operations increased to 10,917 hours in the third quarter of 1997 from 9,337 hours in 1996.

OPERATING REVENUES. Revenues from flight operations increased $9.5 million to $79.6 million in 1997 from $70.1 million in 1996. This increase corresponds primarily to an increase in block hours flown in 1997 compared to 1996.

OPERATING EXPENSES. Total operating expenses increased $3.7 million, or 5%, in 1997 to $75.4 million from $71.7 million in 1996.

Flight operations expenses include all expenses related directly to the operation of the aircraft other than aircraft cost, fuel and maintenance. Also included are expenses related to flight dispatch and flight operations administration. Flight operations expenses increased $4.9 million, or 29%, in 1997 to $21.8 million from $16.9 million in 1996. This increase resulted primarily from and increase in block hours flown and higher crew costs relating to an accrual for the profit sharing bonus plan and an increase in wage rates, partially offset by the shift in the mix of business from full service to wet lease operations.

Maintenance expenses increased $1.0 million, or 7%, in 1997 to $14.9 million from $13.9 million in 1996. This increase resulted primarily from the increase in the number of aircraft dedicated to the Company's continuing operations and an increase in costs associated with the MD-11 aircraft and related engines as a result of certain manufacturer guarantees and warranties which began to expire in 1995 and will fully expire by 1998. The Company expects its maintenance expense to further increase in 1997 and 1998 due to escalations in the specified rates per hour under the Company's maintenance agreement.

Aircraft costs increased $1.4 million, or 7%, in 1997 to $20.4 million from $19.0 million in 1996. This increase resulted primarily from the increase in the number of aircraft dedicated to the Company's continuing operations, partially offset by the return of one DC-10 aircraft in the fourth quarter of 1996 and two aircraft in the third quarter of 1997 and a decrease in aircraft insurance as a result of a reduction in insurance policy rates. The Company reached a settlement in September 1997 with its engine manufacturer for reimbursements related to disputed spare engine lease charges. As a result of this settlement, the Company reversed lease expenses of approximately $2.4 million, consisting of lease expenses of approximately $0.9 million and $1.5 million originally recorded in 1996 and the first six months of 1997, respectively.

Promotions, sales and commissions increased $1.0 million in 1997, or 50%, to $3.0 million from $2.0 million in 1996. This increase resulted primarily from expenses incurred in connection with two customer contracts.

Depreciation and amortization increased $0.2 million, or 10%, in 1997 to $2.3 million from $2.1 million in 1996. This increase resulted primarily from an increase in spare parts required to support the additional MD-11 aircraft described above, offset by a decrease in the amortization of certain intangible assets.

General and administrative expenses decreased $0.6 million, or 9%, in 1997 to $5.8 million from $6.4 million in 1996. This decrease was primarily due to a reduction in administrative personnel and communication expenses. As part of its strategy to increase its marketing efforts, the Company is currently increasing its sales and marketing staff. As a result, the Company expects a modest increase in general and administrative expenses during the remainder of 1997.

DISCONTINUED OPERATIONS

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

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

Total block hours, including discontinued operations, decreased 2,801 hours, or 7%, to 35,067 hours in the first nine months of 1997 from 37,868 hours in 1996, with an average of 13.2 available aircraft per day in 1997 compared to 13.8 in 1996. Average daily utilization (block hours flown per day per aircraft) decreased to 9.7 hours in 1997 from 10.0 hours in 1996. In 1997, wet lease contracts accounted for 83% of total block hours, an increase from 64% for the nine months ended September 30, 1996. Total operating revenues increased $13.3 million, or 6%, to $240.6 million in 1997 from $227.3 million in 1996.

CONTINUING OPERATIONS

Block hours from continuing operations increased 3,723 hours, or 12%, to 35,067 hours in the first nine months of 1997 from 31,344 hours in 1996.

OPERATING REVENUES. Revenues from flight operations increased $23.1 million, or 11%, to $238.1 million in 1997 from $215.0 million in 1996. This increase was primarily attributable to the increase in block hours flown, partially offset by a shift in its mix of business during 1997 with an increase in wet lease operations and a decrease in full service operations.

OPERATING EXPENSES. Total operating expenses increased $11.6 million, or 5%, in 1997 to $223.2 million from $211.6 million in 1996.

Flight operations expenses include all expenses related directly to the operation of the aircraft other than aircraft costs, fuel and maintenance. Also included are expenses related to flight dispatch and flight operations administration. Flight operations expenses increased $4.7 million, or 9%, in 1997 to $54.9 million from $50.2 million in 1996. This increase resulted primarily from an increase in block hours flown and higher crew costs relating to an accrual for the profit sharing bonus plan and an increase in wage rates, partially offset by the shift in the mix of business from full service to wet lease operations.

Maintenance expenses increased $5.2 million, or 12%, in 1997 to $49.5 million from $44.3 million in 1996. This increase resulted primarily from the increase in the number of aircraft dedicated to the Company's continuing operations, the integration of additional aircraft into the fleet, and a corresponding increase in block hours flown. In addition, the Company experienced an increase in costs associated with the MD-11 aircraft and related engines as a result of certain manufacturer guarantees and warranties which began to expire in 1995 and will fully expire by 1998. The Company expects its maintenance expense to increase further in 1997 and 1998 due to escalations in the specified rates per hour under the Company's maintenance agreement. The increase was partially offset by a reversal in 1997 of $1.0 million of accrued maintenance expense in excess of the cost of an overhaul of a DC-10 aircraft.

Aircraft costs increased $9.3 million, or 15%, in 1997 to $69.7 million from $60.4 million in 1996. This increase resulted from the increase in the number of aircraft dedicated to the Company's continuing operations, primarily due to the lease of two MD-11ER aircraft in March 1996, and the lease of additional spare engines necessary to maintain the expanded fleet. This increase was partially offset by the reversal of approximately $0.9 million in lease costs, which had been recorded in 1996, as a result of a settlement with the engine manufacturer for reimbursements related to disputed spare engine lease charges.

Fuel expenses decreased $2.2 million, or 15%, in 1997 to $12.5 million from $14.7 million in 1996. This decrease is due primarily to the shift from full service to wet lease operations where the Company is not responsible for fuel costs. This decrease was partially offset by an increase in price per gallon.

Promotions, sales and commissions increased $2.1 million, or 38%, in 1997 to $7.7 million from $5.6 million in 1996. This increase resulted primarily from expenses incurred in connection with two customer contracts.

Depreciation and amortization increased $0.8 million in 1997 to $6.7 million from $5.9 million in 1996. This increase resulted primarily from an increase in spare parts required to support the additional MD-11 aircraft described above, offset by a decrease in the amortization of certain intangible assets.

General and administrative expenses increased $2.1 million, or 12%, in 1997 to $19.6 million from $17.5 million in 1996. This increase was primarily due to the hiring of additional administrative personnel, beginning in the second quarter of 1996, necessary to support the growth in the Company's core business and an increase in property tax accruals. As part of its strategy to increase its marketing efforts, the Company is currently increasing its sales and marketing staff. As a result, the Company expects a modest increase in general and administrative expenses during the remainder of 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company is highly leveraged. The Company incurred substantial debt and lease commitments during the past three years in connection with its acquisition of MD-11 aircraft and related spare parts. In addition, the Company issued $50.0 million of convertible debentures in August 1997, as discussed below. As of September 30, 1997, the Company had outstanding $76.3 million in long-term debt and capital leases, with expected debt service and capital lease expense of $1.9 million for the remainder of 1997 and $16.3 million for the year ending December 31, 1998. In addition, the Company has significant future long-term obligations under aircraft lease obligations relating to its aircraft.

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

On August 26, 1997, the Company completed a private offering, issuing $50.0 million of 8% convertible senior subordinated debentures due in 2004. The Debentures are unsecured obligations, convertible into shares of the Company's common stock, and subordinated to all present and future senior indebtedness of the Company. The Company's intended use of the net proceeds of the Offering is to repurchase approximately 4.0 million shares of its common stock, repay certain indebtedness, increase working capital and for general corporate purposes. After completion of the Offering, the Company repaid approximately $3.8 million as full settlement of an outstanding spare parts loan. Failure by the Company to repurchase at least 4.0 million shares of common stock within 150 days after the sale of the Debentures constitutes a repurchase event whereby each holder of the Debentures would have the right, at the holder's option, to require the Company to repurchase such holder's Debentures at 100% of their principal amount, plus accrued interest. The ability of the Company to repurchase the Debentures upon a Repurchase Event will be dependent on the Company's ability to raise sufficient funds through additional borrowings or equity sales and compliance with applicable securities laws. Accordingly, there can be no assurance that the Company will be able to repurchase the Debentures upon a Repurchase Event.

World Airways' cash and cash equivalents at September 30, 1997 and December 31, 1996 were $28.2 million and $7.0 million, respectively. As is common in the airline industry, World Airways operates with a working capital deficit. At September 30, 1997, World Airways' current assets were $49.3 million and current liabilities were $54.9 million. World Airways has substantial long-term aircraft lease obligations with respect to its current aircraft fleet. Although there can be no assurances, World Airways believes that its existing contracts and additional business which it expects to obtain in the near term, along with its existing cash and financing arrangements and net proceeds from the Offering will be sufficient to allow World Airways to meet its cash requirements related to debt service and the operating and capital requirements for its continuing operations for the next 12 months.

In 1996, World Airways instituted a program to purchase up to one million shares of its publicly-traded common stock pursuant to open market transactions. As of June 30, 1997, World Airways had purchased 770,000 shares of common stock at an aggregate cost of approximately $7.8 million pursuant to such program.

In connection with the above-mentioned Offering, the Company and WorldCorp entered into an agreement for the purchase by World Airways of up to 4.0 million shares of common stock owned by WorldCorp at a purchase price of $7.65 per share. On September 18, 1997, the Company purchased 3,227,000 shares of its common stock from WorldCorp for approximately $24.7 million. Discussions with MHS following the Offering could have an impact on the number of shares of common stock ultimately repurchased from WorldCorp. MHS has certain rights under a shareholders agreement, dated as of February 3, 1994, as amended, among WorldCorp, MHS and the Company. This agreement includes a provision that provides that if WorldCorp were to dispose of its holdings in the Company with the result that WorldCorp's ownership interest in the Company falls below 51% of the outstanding shares of common stock, then MHS may either sell its shares to a third party or require WorldCorp to sell a pro rata number of shares held by MHS to the party purchasing WorldCorp's shares. As a result of the repurchase of 3,227,000 shares of common stock by World Airways from WorldCorp, MHS has the right to sell 773,000 shares of common stock. Accordingly, WorldCorp, MHS and the Company have engaged in preliminary discussions as to the potential repurchase of common stock owned by MHS. The Company anticipates that these discussions will continue, although there can be no assurance that these discussions will result in any stock repurchases from MHS. Should MHS not exercise its right to sell the 773,000 shares of common stock, the Company currently intends to repurchase the shares from WorldCorp.

In the event that World Airways enters into leases for additional aircraft, World Airways will need to make capital expenditures for additional spare engines and parts. No assurances can be given, however, that World Airways will obtain all of the financing required for such capital expenditures.

CASH FLOWS FROM OPERATING ACTIVITIES

Operating activities provided $24.6 million in cash for the nine months ended September 30, 1997 compared to using $0.9 million in the comparable period in 1996. This increase in cash in 1997 resulted primarily from an increase in net earnings and a decrease in accounts receivable, partially offset by a decrease in accounts payable, accrued expenses, and other liabilities.

CASH FLOWS FROM INVESTING ACTIVITIES

Investing activities used $4.7 million in cash for the nine months ended September 30, 1997, compared to $9.1 million in the comparable period in 1996. In 1997, cash was used primarily for the purchase of rotable spare parts, a spare engine, and engine upgrades required for two MD-11 aircraft.

CASH FLOWS FROM FINANCING ACTIVITIES

Financing activities provided $1.3 million in cash for the nine months ended September 30, 1997 compared to using $4.2 million in the comparable period in 1996. This increase in cash resulted primarily from the issuance of $50.0 million of convertible debentures, partially offset by an increase in repayments of the Company's net borrowings and the purchase of shares of the Company's common stock for an aggregate cost of $0.5 million in 1997.

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

As of September 30, 1997, World Airways has long-term leases for four DC10-30 aircraft. Three of the leases expire in 1998 and one expires in 2003.

In August 1995, the Company amended its aircraft spare parts facility under the Credit Agreement with BNY Financial Corporation ("BNY") to provide for a variable rate borrowing. Approximately $2.5 million of this facility was used to pay off the previously outstanding balance of the spare parts loan facility and $0.8 million was used to purchase additional spare parts for MD-11s required during the remainder of 1995. The balance of this loan facility was used to increase cash balances which were drawn down during the first half of 1995 to purchase MD-11 spare parts.

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

As discussed above, the Company signed an agreement for the lease of two MD-11ER aircraft beginning in the first quarter of 1996 to provide additional capacity for growth opportunities. As part of the agreement for the MD-11 aircraft, the Company received spare parts financing from the lessor of $9.0 million of which $3.0 million was made available with the delivery of each aircraft, and the remaining $3.0 million was made available in December 1996. As of September 30, 1997, approximately $7.8 million had been received.

As of September 30, 1997, annual minimum payments required under the Company's aircraft and lease obligations totaled $20.1 million for the remainder of 1997 and $79.5 million for 1998. The Company anticipates that its total capital expenditures in 1997, which includes the spare engine, will approximate $13.0 million of which the Company has received approximately $6.3 million in financing. The Company expects that the remaining balance will be funded from its operating cash flow and proceeds from the Offering. As of September 30, 1997, the Company held approximately $3.3 million (at book value) of aircraft spare parts currently available for sale.

Effective June 30, 1996, the Company amended its Credit Agreement to include the following: a $10.0 million spare parts loan and an $8.0 million revolving line of credit. This amended Credit Agreement is collateralized by certain receivables, inventory, and equipment. In addition, World Airways granted warrants to BNY in October 1996 to purchase up to 50,000 shares of common stock. After completion of the Offering described above, the Company repaid approximately $3.8 million as full settlement of the spare parts loan. As of September 30, 1997, there was no outstanding balance or borrowing capacity on the revolving line of credit.

In October 1997, the Company reached an agreement in principle with a financial institution for a credit facility of up to $25.0 million to be collateralized by certain receivables and spare parts. If the Company closes this transaction, the proceeds would be used to increase working capital and for general corporate purposes. No assurances can be given, however, that the agreement will be ultimately completed.

RECENT DEVELOPMENTS

In October 1997, one of the Company's MD-11 aircraft was damaged upon its landing in Montevideo, Uruguay. The aircraft is expected to be out of service for approximately two months while certain repairs are made. The Company expects insurance to cover repair and certain related costs, but expects that the Company's loss of revenues that would have been generated by the aircraft's use will have an adverse effect on its financial condition and results of operations for the fourth quarter of 1997.

OTHER MATTERS

LEGAL AND ADMINISTRATIVE PROCEEDINGS

World Airways has periodically received correspondence from the FAA with respect to minor noncompliance matters. In November 1996, as the FAA has increased its scrutiny of U.S. airlines, World Airways was assessed a preliminary fine of $810,000 in connection with certain security violations by ground handling crews contracted by World Airways for services at foreign airport locations. Under 49 U.S.C., Section 46301, any violation of pertinent provisions of 49 U.S.C. Subsection 40101 or related rules is subject to a civil penalty for each violation. Upon review of the evidence or facts and circumstances relating to the violation, the statute allows for the compromise of proposed civil penalties. The penalties were proposed by the FAA in connection with recent inspections at foreign airport facilities and relate primarily to ground handling services provided by World Airways' customers in connection with their operations; specifically, the inspection procedures of its aircraft, passengers and associated cargo. In each of these instances, World Airways was in compliance with international regulations, but not the more stringent U.S. requirements, despite the fact that the flights in question did not originate or terminate in the United States. World Airways has taken steps to comply with the U.S. requirements. In September 1997, the Company entered into a consent order and settlement agreement with the FAA in connection with the above-mentioned alleged violations. Pursuant to this agreement, the Company is liable for the sum of $610,000, of which $405,000 was paid in September. The remaining $205,000 was suspended and will be forgiven if the Company complies with the provisions of the settlement agreement, including not incurring any security violations during the one year period following the execution of the settlement agreement. While World Airways believes it is currently in compliance in all material respects with all appropriate standards and has all required licenses and authorities, any material non-compliance by World Airways therewith or the revocation or suspension of licenses or authorities could have a material adverse effect on the financial condition or results of operations of World Airways.

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

In connection with the discontinuance of World Airways' scheduled service operations, World Airways is subject to claims by various third parties and may be subject to further claims in the future. One claim which had been filed in connection with World Airways' discontinuance of scheduled service to South Africa, and which sought approximately $37.8 million in compensatory and punitive damages, has been settled by the parties for approximately $0.7 million.
                                                        21

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

WorldCorp is subject to the provisions of an indenture, expiring in 2004, which causes the Company not to pay dividends upon the occurrence of any events of default by WorldCorp under the indenture. However, the indenture is not applicable to World Airways if WorldCorp's ownership percentage is below 50% of the issued and outstanding shares of common stock. As of September 30, 1997, WorldCorp owned approximately 46.3% of the outstanding common stock. This percentage could increase if the Company purchases shares from other stockholders.

INCOME AND OTHER TAXES

As of December 31, 1996, World Airways had net operating loss carryforwards ("NOLs") for federal income tax purposes of $103.8 million ($29.0 million of which is subject to a $6.9 million annual limitation as a result of an ownership change of World Airways for tax purposes in 1991). These NOLs, if not utilized to offset taxable income in future periods, would expire between 1998 and 2011. Use of World Airways' NOLs in future years could be further limited if an ownership change were to occur in the future. World Airways believes that neither the sale of common stock in its initial public offering nor the purchase of 3,227,000 shares of its common stock from WorldCorp caused an ownership change. However, the application of the Internal Revenue Code (the "Code") in this area is subject to interpretation by the Internal Revenue Service. The NOLs are subject to examination by the IRS and, thus, are subject to adjustment or disallowance resulting from any such IRS examination. In addition, conversion of the Debentures or future transactions in the Common Stock or the common stock of the Company's stockholders may cause an ownership change, which could result in a substantial reduction in the annual limitation in the use of the NOLs and the loss of a substantial portion of the NOLs available to the Company.

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

(a)  Exhibits

 NO.       DESCRIPTION

 3.1       Amended and Restated Certificate of                      Incorporated
           Incorporation.                                           By Reference

 3.2       Amended and Restated Bylaws.                             Incorporated
                                                                    By Reference

 4.1       Article IV of the Company's Amended and                  Incorporated
           Restated Certificate of Incorporation,                   By Reference
           incorporated by reference to Exhibit 3.1 filed herewith, and Section 6 of the Company's
           Bylaws, incorporated by reference to Exhibit
           3.2 filed herewith.

10.1       The Company's 1995 Stock Option Plan.                    Incorporated
                                                                    By Reference

10.2       Form of Directors' Indemnification                       Incorporated
           Agreement.                                               By Reference

10.3       Aircraft Lease Agreement for Aircraft Serial             Incorporated
           Number 48518 dated as of September 30,                   By Reference
           1992 between the Company and International
           Lease Finance Corporation. (Filed as Exhibit
           10.38 to WorldCorp, Inc.'s Annual Report on
           Form 10-K for the fiscal year ended
           December 31, 1992 and incorporated herein by reference.)

10.4       Amendment No. 1 to Aircraft Lease                        Incorporated
           Agreement for Aircraft Serial Number 48518               By Reference
           dated as of November 1992 between the
           Company and International Lease Finance
           Corporation. (Filed as Exhibit 10.68 to
           WorldCorp, Inc.'s Annual Report on Form
           10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.)

10.5       Amendment No. 2 to Aircraft Lease                        Incorporated
           Agreement for Aircraft Serial Number 48518               By Reference
           dated as of March 8, 1993 between the
           Company and International Lease Financial
           Corporation. (Filed as Exhibit 10.69 to
           WorldCorp, Inc.'s Annual Report on Form
           10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.)

10.6       Aircraft Lease Agreement for Aircraft Serial             Incorporated
           Number 48519 dated as of September 30,                   By Reference
           1992 between the Company and International
           Lease Finance Corporation. (Filed as Exhibit
           10.39 to WorldCorp, Inc.'s Annual Report on
           Form 10-K for the fiscal year ended
           December 31, 1992 and incorporated
           herein by reference.)

10.7       Amendment No. 2 to Aircraft Lease Agreement              Incorporated
           for Aircraft Serial Number 48519 dated as of             By Reference
           April 23, 1993 between the Company and Intenational
           Lease Finance Corporation.

10.8       Amendment No. 3 to Aircraft Lease Agreement for          Incorporated
           Aircraft Serial Number 48519 dated as of April 1993      By Reference
           between the Company and International Lease
           Finance.

10.9       Aircraft Lease Agreement for Aircraft Serial Number      Incorporated
           48437 dated September 30, 1992 between the Company       By Reference
           and International Lease Finance Corporation. (Filed as Exhibit 10.40 to WorldCorp, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference.)

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

10.12      Aircraft Lease Agreement for Aircraft Serial Number      Incorporated
           48633 dated as of September 30, 1992 between the         By Reference
           Company and International Lease Finance Corporation.
           (Filed as Exhibit 10.41 to WorldCorp, Inc.'s Annual
           Report on Form 10-K for the fiscal year ended December
           31, 1992 and incorporated herein by reference.)

10.13      Aircraft Lease Agreement for Aircraft Serial Number      Incorporated
           48631 dated as of September 30, 1992 between the         By Reference
           Company and International Lease Finance Corporation.
           (Filed as Exhibit 10.42 to WorldCorp, Inc.'s Annual
           Report on Form 10-K for the fiscal year ended December
           31, 1992 and incorporated herein by reference.)

10.14      Amendment No. 2 to Aircraft Lease Agreement for          Incorporated
           Aircraft Serial Number 48631 dated as of April 28,       By Reference
           1995 between the Company and International Lease
           Finance Corporation.

10.15      Aircraft Lease Agreement for Aircraft Serial Number      Incorporated
           48632 dated as of September 30, 1992 between the         By Reference
           Company and International Lease Finance Corporation.
           (Filed as Exhibit 10.43 to WorldCorp, Inc.'s Annual
           Report on Form 10-K for the fiscal year ended December
           31, 1992 and incorporated herein by reference.)

10.16      Amendment No. 2 to Aircraft Lease Agreement for          Incorporated
           Aircraft Serial Number 48632 dated as of April 28,       By Reference
           1995 between the Company and International Lease
           Finance Corporation.

10.17      Accounts Receivable Management and Security Agreement    Incorporated
           dated as of December 7, 1993 between the Company and     By Reference
           BNY Financial Corporation (Filed as Exhibit 10.46 to
           WorldCorp, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.)

10.18      Amendment No. 1 to the Accounts Receivable Management    Incorporated
           and Security Agreement between the Company and BNY       By Reference
           Financial Corporation dated March 15, 1995 and effective as of January 1, 1995.

10.19      Amendment No. 2 to the Accounts Receivable Management    Incorporated
           and Security Agreement between the Company and BNY       By Reference
           Financial Corporation dated as of August 1995.

10.20      Stock Purchase Agreement by and among the Company,       Incorporated
           WorldCorp, Inc., Malaysian Helicopter Services Berhad    By Reference
           dated as of October 30, as Exhibit 10.87 to WorldCorp, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.)

10.21      Stock Registration Rights Agreement between the          Incorporated
           Company and Malaysian Helicopter Services Berhad         By Reference
           dated as of October 30, 1993.(Filed as Exhibit 10.88 to WorldCorp, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.)

10.22      Shareholders Agreement between Malaysian Helicopter      Incorporated
           Services Berhad, WorldCorp, Inc. and the Company,        By Reference
           dated as of February 3, 1994 (Filed as Exhibit 10.89 to WorldCorp, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.)

10.23      Amendment No. 1 to Shareholders Agreement dated as       Incorporated
           of February 28, 1994, among WorldCorp, the Company       By Reference
           and Malaysian Helicopter Services Berhad (Filed as
           Exhibit 10.90 to WorldCorp Inc.'s Annual Report on
           Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.)


10.24      Agreement between the Company and the International      Incorporated
           Brotherhood of Teamsters representing the Cockpit        By Reference
           Crewmembers employed by the Company dated August 15, 1994-June 30, 1998. (Filed as Exhibit 10.98 to
           WorldCorp, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.)

10.25      Aircraft Services Agreement dated September 26, 1994     Incorporated
           by and between the Company and Malaysian Airline         By Reference
           System Berhad. (Filed as Exhibit 10.101 to WorldCorp,
           Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.)

10.26      Freighter Services Agreement dated October 6, 1994       Incorporated
           by and between the Company and Malaysian Airline         By Reference
           System Berhad. (Filed as Exhibit 10.102 to WorldCorp,
           Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.)

10.27      Amendment No. 1 to Passenger Aircraft Services and       Incorporated
           Freighter Services Agreement dated December 31, 1994     By Reference
           by and between the Company and Malaysian Airline
           System Berhad. (Filed as Exhibit 10.107 to WorldCorp,
           Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.)

10.28      Amendment No. 2 to the Aircraft Services and Freighter   Incorporated
           Services Agreements by and between the Company and       By Reference
           Malaysian Airline System Berhad, dated February 9, 1995.

10.29      Amendment No. 3 to the Freighter Services Agreement by   Incorporated
           and between the Company and Malaysian Airline System     By Reference
           Berhad dated May, 1995.

10.30      Form of Master Services Agreement between the Company    Incorporated
           and WorldCorp, Inc.                                      By Reference

10.31      Amendment No. 3 to the Accounts Receivable Management    Incorporated
           and Security Agreement between the Company and BNY       By Reference
           Financial Corporation dated as of September 28, 1995.

10.32      Amendment No. 4 to the Accounts Receivable Management    Incorporated
           and Security Agreement between the Company and BNY       By Reference
           Financial Corporation dated as of September 28, 1995.

10.33      Form of Non-Employee Directors' Stock Option Plan.       Incorporated
                                                                    By Reference

11         Computation of earnings (loss) per share.                Filed
                                                                    Herewith

27         Financial data schedule for the quarter ended            Filed
           June 30, 1997                                            Herewith


(b)   Reports on Form 8-K

      Form 8-K dated September 18, 1997, was filed with the Securities and Exchange Commission on October 2, 1997.



      *     *     *     *     *       *     *     *     *     *     *

                                   SIGNATURES






     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                               WORLD AIRWAYS, INC.



                               By: /S/RUSSELL L. RAY, JR.
                               President, Chief Executive Officer and Principal Accounting and Financial Officer





Date:  November 13, 1997