Form 10-K
period 1997-12-31
WORLD AIRWAYS INC /DE/
filed 1998-03-31
CIK 949240

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                 --------------

   For the fiscal year ended: DECEMBER 31, 1997 Commission File Number 0-26582

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No State by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]. The aggregate market value of the Common Stock held by non-affiliates of the registrant on March 13, 1998, was approximately $13,152,787. The number of shares of the registrant's Common Stock outstanding on March 13, 1998 was 7,230,064.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of World Airways, Inc.'s Notice of Annual Stockholder's Meeting and Proxy Statement, to be filed within 120 days after the end of the registrant's fiscal year, are incorporated into Part III of this Report.

                               WORLD AIRWAYS, INC.

                         1997 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS



                                                                           Page

PART I

Item 1.    Business...........................................................3

Item 2.    Properties........................................................10

Item 3.    Legal Proceedings.................................................10

Item 4.    Submission of Matters to a Vote of Security Holders...............10


PART II

Item 5.    Market for Registrant's Common Stock and Related Security
           Holder Matters....................................................11

Item 6.    Selected Financial Data...........................................12

Item 7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations.............................................13

Item 8.    Financial Statements and Supplementary Data.......................26

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........................................55


PART III

Item 10.   Directors and Executive Officers of the Registrant................55

Item 11.   Executive Compensation............................................56

Item 12.   Security Ownership of Certain Beneficial Owners and Management....56

Item 13.   Certain Relationships and Related Transactions....................56


PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K...57

PART I ITEM 1. BUSINESS

World Airways was organized in March 1948 and became a wholly owned subsidiary of WorldCorp, Inc. ("WorldCorp") in a holding company reorganization in 1987. In February 1994, pursuant to an October 1993 agreement, WorldCorp sold 24.9% of its ownership to MHS Berhad ("MHS"), a Malaysian aviation company. Effective December 31, 1994, WorldCorp increased its ownership in the Company to 80.1% through the purchase of 5% of World Airways common stock held by MHS. In October 1995, the Company completed an initial public offering. Effective January 23, 1998, WorldCorp and MHS own 51.2% and 16.8%, respectively, of the outstanding common stock of World Airways, with the balance publicly traded. See "Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") - Background" for transactions effecting ownership of the Company.

The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "Act"). Therefore, this report contains forward looking statements that are subject to risks and uncertainties, including, but not limited to, the reliance on key strategic alliances, fluctuations in operating results and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. These risks could cause the Company's actual results for 1998 and beyond to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company.

The principal executive offices of World Airways are located at Washington Dulles International Airport in The Hallmark Building, 13873 Park Center Road, Herndon, Virginia 20171. World Airways' telephone number is (703) 834-9200. Overview

World Airways is a global provider of long-range passenger and cargo air transportation outsourcing services to major international airlines under fixed rate contracts. Airline operations account for 100% of the Company's operating revenue and operating income. The Company's passenger and freight operations employ 12 wide-body aircraft which are operated under contracts, a substantial portion of which are with Pacific Rim airlines. These contracts generally require the Company to supply aircraft, crew, maintenance and insurance ("ACMI" or "wet lease"), while the Company's customers are responsible for a large portion of the other operating costs, including fuel. World Airways' airline customers have determined that outsourcing a portion of their wide-body passenger and cargo requirements can be less expensive, and offers greater operational and financial flexibility, than purchasing new aircraft and additional spare parts required for such aircraft. World Airways also leads a contractor teaming arrangement that is one of the largest suppliers of commercial aircraft to the United States Air Force's Air Mobility Command ("U.S. Air Force" or "USAF").

In July 1996, World Airways restructured its business to focus on ACMI contract services. As such, the Company ceased all scheduled passenger and scheduled charter services as of October 27, 1996, taking a one-time charge for estimated loss on disposal of $21.0 million as of June 30, 1996.


     World Airways' operating philosophy is to build on its existing ACMI relationships to achieve a strong platform for future growth. World Airways concentrates on ACMI contracts which shift yield, load factor and cost risks to the customer. The customer bears the risk of filling the aircraft with passengers or cargo and assumes a large portion of the operating expenses, including fuel. World Airways has elected to emphasize its ACMI business because the Company perceives a number of opportunities created by a growing global economy, particularly growth in second and third world economies where the demand for airlift exceeds capacity. World Airways attempts to maximize profitability by combining its multi-year ACMI contracts with short term, higher-yielding ACMI agreements which meet the peak seasonal requirements of its customers. The Company responds opportunistically to rapidly changing market conditions by maintaining a flexible fleet of aircraft that can be deployed in a variety of configurations.

World Airways focuses its marketing efforts on countries where rapid economic development drives demand for the Company's services. The Company believes that its modern fleet of long-range medium-density wide-body MD-11 and DC10-30 aircraft are well suited to these less dense international routes and provide superior economics as compared to other popular aircraft such as the Boeing 747 which has greater capacity.

World Airways substantially increases its potential customer base by being able to serve both passenger and cargo customers. The Company flies passenger, cargo and passenger/cargo convertible aircraft that the Company believes permit the Company to target emerging opportunities. World Airways has been providing safe, reliable services for over 50 years. The Company has flown for the USAF since 1956, for Malaysian Airlines System Berhad ("Malaysian Airlines") since 1981 and for Garuda Indonesia ("Garuda") since 1973.

Customers

Over the years, the Company has had relationships with a number of major international airlines and with the USAF (see "MD&A - Customers"). The Company's growth strategy is based, first and foremost, upon providing the highest level of service to these customers, thereby maintaining and expanding the amount of business being done through long-term contracts.

The information regarding major customers and foreign revenue is contained in Note 15 "Major Customers" of the Company's "Notes to Financial Statements" in
Item 8.

Information concerning the classification of products within the air transportation industry comprising 10% or more of the Company's operating revenues from continuing operations is presented in the following table (in millions):

                                                 Year Ended December 31,
                                   -----------------------------------------
                                           1997           1996          1995
                                           ----           ----          ----

Flight Operations - Passenger      $      267.3   $       257.6 $      168.0
Flight Operations - Cargo                  39.5            39.3         64.6

COMPETITION AND SEASONALITY

See Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 18 "Unaudited Quarterly Results" of the Company's "Notes to Financial Statement" in item 8.

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

REGULATORY MATTERS

Since it was founded in 1948, the Company has been authorized to engage in commercial air transportation by the DOT or its predecessor agencies. The Company is currently authorized to engage in the scheduled and charter air transportation of combination (persons, property and mail) and all-cargo services between all points in the U.S., its territories and possessions. It also holds worldwide charter authority for both combination and all-cargo operations. In addition, the Company is authorized to conduct scheduled combination services to the foreign points listed in its DOT certificate. The Company also holds certificates of authority to engage in scheduled all-cargo services to a limited number of foreign destinations.

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

The Company's international operations are generally governed by the network of bilateral civil air transport agreements providing for the exchange of traffic rights between governments which then select and designate air carriers authorized to exercise such rights. In the absence of a bilateral agreement, such international air services are governed by principles of comity and reciprocity. Bilateral provisions pertaining to the wet lease services in which the Company is primarily engaged vary considerably depending on the particular country. Most bilateral agreements into which the U.S. has entered permit either country to terminate the agreement with one year's notification to the other. In the event a bilateral agreement is terminated, international air service between the affected countries is governed by the principles of comity and reciprocity.

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

EMPLOYEES

As of March 2, 1998, the Company had 801 full time employees classified as follows:

                                                               Number of
Classification                                             Full-Time Employees
--------------                                             -------------------
Management.....................................................     8
Aministrative and Operations..................................    298
Cockpit Crew (including pilots)................................   298
Flight Attendants (active).....................................   197
                                                                  ---
    Total Employees............................................   801
                                                                  ===

The Company's cockpit crew members, who are represented by the International Brotherhood of Teamsters (the "Teamsters"), are subject to a four-year collective bargaining agreement that will become amendable in July 1998. Approximately 37% of the Company's employees are covered under the collective bargaining agreement. The Company expects to begin negotiations in April 1998 and cannot predict the outcome of the negotiations or their possible impact on the Company's financial condition and results of operations.

The Company's flight attendants, who are also represented by the Teamsters, are subject to a four-year collective bargaining agreement that will expire in August 2000. The Company's flight attendants argued the "scope clause" of the collective bargaining agreement had been violated by the Company and challenged the use of foreign flight attendant crews on the Company's flights for Malaysian Airlines and Garuda Indonesia which has historically been the Company's operating procedure. The Company is contractually obligated to permit its Southeast Asian customers to deploy their own flight attendants. While the arbitrator in this matter denied in 1997 the Union's request for back pay to affected flight attendants for flying relating to the 1994 Hadj, the arbitrator concluded that the Company's contract with its flight attendants requires the Company to first actively seek profitable business opportunities that require using the Company's flight attendants, before the Company may accept wet lease business opportunities that use the flight attendants of the Company's customers. Subsequently, in 1997, the flight attendants challenged and filed "scope clause" grievances with respect to four separate wet-lease contracts. The Company and the Teamsters are presently in discussions regarding these grievances. At this time, however, the Company can give no assurance that these discussions will be successful and the grievances will not be submitted to formal arbitration. The Company can provide no assurance as to how the resolution of this matter will affect the Company's financial condition and results of operations.

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

ITEM 2.  PROPERTIES

FLIGHT EQUIPMENT

At December 31, 1997, the Company's aggregate operating fleet consisted of 12 leased aircraft as follows (see Note 11 "Long-Term Obligations" of the Company's "Notes to Financial Statements" in Item 8):

                                   Capacity
Aircraft (a)                 Passenger (seats)(b)    Cargo (Tons)     Total (c)
------------                 --------------------    ------------     ---------

McDonnell Douglas MD-11             409                   --              3
McDonnell Douglas MD-11F             --                   95              1
McDonnell Douglas MD-11CF           410                   90              2
McDonnell Douglas MD-11ER           409                   --              2
McDonnell Douglas DC10-30           350                   --              3
McDonnell Douglas DC10-30CF         380                   65              1
                                                                         --
   Total                                                                 12
                                                                         ==

   Notes
   a) "F" aircraft are freighters, "CF" are convertible freighters and may operate in either passenger or freight configurations. "ER" aircraft maintain extended-range capabilities. Aircraft with no letter designation are passenger-only aircraft.
   b) Based on standard operating configurations. Other configurations are occasionally used.
  (c) Lease terms expire between 1998 and 2020 (assuming exercise of all lease extensions).

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

ITEM 3.  LEGAL PROCEEDINGS

For a description of the Company's current legal proceedings, see Note 17, "Commitments and Contingencies" of the Company's "Notes to Financial Statements" in Item 8.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1997.

                                     PART II



ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK & RELATED SECURITY HOLDER
         MATTERS

The Company's common stock trades on the Nasdaq National Market tier of The Nasdaq Stock MarketSM under the symbol: WLDA. The high and low sales prices of the Company's common stock, as reported on the Nasdaq National Market, for each quarter in the last two fiscal years are as follows:

                                                     Common Stock
                                                 ----------------------
                                                 High               Low
                                                 ----               ---
                  1997
                  ----
                  Fourth Quarter                 9 1/2            6 3/8
                  Third Quarter                  9 1/2            5 1/4
                  Second Quarter                 9 3/4            6 1/4
                  First Quarter                 10 1/2            7

                  1996
                  ----
                  Fourth Quarter                11 1/8            6 5/8
                  Third Quarter                  7 3/4            4 3/4
                  Second Quarter                11 1/4            6 3/4
                  First Quarter                 11 1/8            6

The Company has not declared or paid any cash dividends or distributions on its common stock since the payment of a distribution to WorldCorp in 1992. The Company currently intends to retain its future earnings, if any, to fund the development and growth of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future. Any future decision concerning the payment of dividends on its common stock will depend upon the results of operations, financial condition, capital expenditure plans of the Company, provisions of certain financing instruments as well as such other factors as the Board of Directors, in its sole discretion, may consider relevant.

Under the terms of the shareholders agreement among the Company, WorldCorp, and MHS, the Company has agreed to declare and distribute all dividends properly payable, subject to the requirements of law and general overall financial prudence. The Credit Agreement with BNY Financial Corporation (as amended subsequent to year end, the "Credit Agreement") contains restrictions on the Company's ability to pay dividends or make any distributions of common stock in excess of 5% of the total aggregate outstanding amount of stock, except that the Company may make quarterly dividends so long as in any six month period, such dividends do not exceed 50% of the Company's aggregate net income for the previous six months.

WorldCorp is subject to the provisions of an indenture, expiring in 2004, which causes the Company not to pay dividends upon the occurrence of any events of default by WorldCorp under the indenture. However, the indenture is not applicable to World Airways if WorldCorp's ownership percentage is below 51% of the issued and outstanding shares of common stock. As a result of the Company's purchase of its common stock from MHS effective January 23, 1998, WorldCorp owned approximately 51.2% of the outstanding common stock.

The approximate number of shareholders of record at March 13, 1998 is 71, and does not include those shareholders who hold shares in street name accounts.

ITEM 6.  SELECTED FINANCIAL DATA

                               WORLD AIRWAYS, INC.
                             SELECTED FINANCIAL DATA
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                    Year Ended December 31,
                                             --------------------------------------------------------------------
                                                 1997          1996          1995           1994          1993
                                             ------------  ------------  ------------   ------------   ----------
RESULTS OF OPERATIONS:

Operating revenues                           $   309,412    $  309,587   $    242,386    $  180,715    $ 178,736
Operating expenses                               292,555(1)    287,942        226,488       185,916(2)   186,065(3)
Operating income (loss)                           16,857        21,645         15,898       (5,201)      (7,329)
Earnings (loss) from continuing
    operations before income taxes                12,230        19,032         14,748       (9,027)      (8,985)
Earnings (loss) from continuing
    operations                                    11,967        18,353         14,146       (9,001)      (9,048)
Discontinued operations                            (515)      (32,375)        (5,250)            --           --
Net earnings (loss)                               11,452      (14,022)          8,896       (9,001)      (9,048)
Cash dividends                                        --            --             --            --           --
Basic earnings (loss) per common share(5):
    Continuing operations                    $      1.16   $      1.55   $       1.35    $   (0.92)    $  (1.02)
    Discontinued operations                       (0.05)        (2.74)         (0.50)            --           --
    Net earnings (loss)                             1.11        (1.19)           0.85        (0.92)       (1.02)
    Weighted average common stock
       outstanding(4)                             10,302        11,806         10,477         9,812        8,874
Diluted earnings (loss) per common share(5):
    Continuing operations                    $      1.09   $      1.55   $       1.34    $        *    $       *
    Discontinued operations                       (0.05)        (2.74)         (0.50)             *            *
    Net earnings (loss)                             1.04        (1.19)           0.84             *            *
Weighted average common stock and
    common equivalent shares outstanding(4)       12,279        11,806         10,572         9,939        9,000

FINANCIAL POSITION:

Cash and restricted short-term
    investments                              $    25,887   $     8,075   $     26,180    $    4,722    $  11,746
Total assets                                     149,148       127,524        130,695        78,051       88,512
Notes payable and long-term obligations
    including current maturities                  88,966        50,538         37,112        33,826       42,256
Common stockholders' equity (deficit)            (4,771)         8,362         30,340       (1,367)      (7,756)
Dividends                                             --            --             --            --           --


(1) Operating expenses in 1997 include a $0.9 million reversal of aircraft costs incurred in 1996 relating to reimbursements for disputed spare engine lease charges and a $1.0 million reversal of accrued maintenance expense in excess of the cost of an overhaul of a DC-10 aircraft.
(2) Operating expenses in 1994 include a $4.2 million reversal of excess accrued maintenance reserves associated with the expiration of three DC10-30 aircraft leases during 1994.
(3) Operating expenses in 1993 include $2.3 million of termination fees related to the early return of three DC10-30 aircraft.
(4) All share and per share data for the periods presented have been restated to reflect the 1-for-88, 737 reverse stock split which was effectuated in February 1994.
(5) Earnings per share for the periods presented have been calculated in accordance with Financial Accounting Standards Board's Statement of Financial Accounting Standard No. 128, Earnings Per Share.

*  Diluted earnings per share are anti-dilutive.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

BACKGROUND

Management's Discussion and Analysis of Financial Condition and Results of Operations presented below relates to the operations of World Airways, Inc. ("World Airways" or "the Company") as reflected in its financial statements.

The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "Act"). Therefore, this report contains forward looking statements that are subject to risks and uncertainties, including, but not limited to, the reliance on key strategic alliances, fluctuations in operating results and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. These risks could cause the Company's actual results for 1998 and beyond to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company.

World Airways was organized in March 1948 and became a wholly owned subsidiary of WorldCorp, Inc. ("WorldCorp") in a holding company reorganization in 1987. In February 1994, pursuant to an October 1993 agreement, WorldCorp sold 24.9% of its ownership to MHS Berhad ("MHS"), a Malaysian aviation company. Effective December 31, 1994, WorldCorp increased its ownership in the Company to 80.1% through the purchase of 5% of World Airways common stock held by MHS. In October 1995, the Company completed an initial public offering in which 2,000,000 shares were issued and sold by the Company and 900,000 shares were sold by WorldCorp. On September 18, 1997, the Company purchased 3,227,000 shares of its common stock from WorldCorp. At December 31, 1997, WorldCorp and MHS owned 46.3% and 24.9%, respectively, of the outstanding common stock of World Airways. The balance was publicly traded. Effective January 23, 1998, the Company purchased 773,000 shares of its common stock from MHS in accordance with the shareholders agreement (see Note 1 of "Notes to Financial Statements" in Item 8). Therefore, effective January 23, 1998, WorldCorp and MHS own 51.2% and 16.8%, respectively, of the outstanding common stock of World Airways, with the balance publicly traded.

On August 26, 1997, the Company completed a private offering, issuing $50.0 million of 8% convertible senior subordinated debentures (the "Debentures") due in 2004 (the "Offering"). The Debentures were subsequently registered with the Securities and Exchange Commission. The Debentures are unsecured obligations, convertible into shares of the Company's common stock at $8.90 per share, subject to adjustment in certain events, and subordinated to all present and future senior indebtedness of the Company. In the event of a change in control of the Company, as defined, the holders of the Debentures could require the Company to repurchase the outstanding Debentures. The Debentures are not redeemable by the Company prior to August 26, 2000. The Company's intended use of net proceeds of the Offering was to repurchase approximately 4.0 million shares of its common stock, repay certain indebtedness, increase working capital and for general corporate purposes. After completion of the Offering, the Company repaid approximately $3.8 million as full settlement of an outstanding spare parts loan. In addition, failure by the Company to repurchase at least
4.0 million shares of common stock within 150 days after the sale of the Debentures would constitute a repurchase event whereby each holder of the Debentures would have the right, at the holder's option, to require the Company to repurchase such holder's Debentures at 100% of their principal amount, plus accrued interest. As discussed below, the Company fulfilled its 4.0 million share repurchase requirement in accordance with the terms stipulated in the Offering.

In 1996, World Airways instituted a program to purchase up to one million shares of its publicly-traded Common Stock pursuant to open market transactions. As of March 6, 1998, World Airways had purchased 770,000 shares of Common Stock at an aggregate cost of approximately $7.9 million pursuant to such program. The Company does not intend to purchase any additional shares at this time.

In connection with the above-mentioned Offering, the Company and WorldCorp, Inc. ("WorldCorp") entered into an agreement (the "Agreement") for the purchase by World Airways of up to 4.0 million shares of common stock owned by WorldCorp at a purchase price of $7.65 per share. On September 18, 1997, the Company purchased 3,227,000 shares of its common stock from WorldCorp for approximately $24.7 million. MHS has certain rights under a shareholders agreement, dated as of February 3, 1994, as amended, among WorldCorp, MHS and the Company. This agreement includes a provision that provides that if WorldCorp were to dispose of its holdings in the Company with the result that WorldCorp's ownership interest in the Company falls below 51% of the outstanding shares of common stock, then MHS may either sell its shares to a third party or require WorldCorp to sell a pro rata number of shares held by MHS to the party purchasing WorldCorp's Company shares. Therefore, as a result of the purchase of 3,227,000 shares of common stock by World Airways from WorldCorp, MHS had the right to sell, and accordingly sold, 773,000 shares of common stock to World Airways for approximately $5.9 million, effective January 23, 1998.

GENERAL

World Airways is a global provider of long-range passenger and cargo air transportation outsourcing services to major international airlines under fixed rate contracts. The Company's passenger and freight operations employ 12 wide-body aircraft which are currently operated under contracts, a substantial portion of which are with Pacific Rim airlines. These contracts generally require the Company to supply aircraft, crew, maintenance and insurance ("ACMI" or "wet lease"), while the Company's customers are responsible for a large portion of the other operating expenses, including fuel. World Airways' airline customers have determined that outsourcing a portion of their wide-body passenger and cargo requirements can be less expensive, and offers greater operational and financial flexibility, than purchasing new aircraft and additional spare parts required for such aircraft. World Airways also leads a contractor teaming arrangement that is one of the largest suppliers of commercial airlift services to the United States Air Force's Air Mobility Command ("U.S. Air Force" or "USAF").

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

The Company's operating philosophy is to build on its existing ACMI relationships to achieve a strong platform for future growth. World Airways concentrates on ACMI contracts which shift yield, load factor and certain cost risks to the customer. The customer bears the risk of filling the aircraft with passengers or cargo and assumes a portion of the operating expenses, including fuel. World Airways has elected to emphasize its ACMI business because the Company perceives a number of opportunities created by a growing global economy, particularly growth in second and third world economies where the demand for airlift exceeds capacity. World Airways attempts to maximize profitability by combining its multi-year ACMI contracts with short term, higher-yielding ACMI agreements which meet the peak seasonal requirements of its customers. The Company responds opportunistically to rapidly changing market conditions by maintaining a flexible fleet of aircraft that can be deployed in a variety of configurations.

As noted above, the Company has focused its business on ACMI contract services. As is common in the air transportation industry, the Company has relatively high fixed aircraft costs. World Airways operates a fleet of eight MD-11 and four DC10-30 wide-body aircraft, and while the Company believes that the lease rates on its MD-11 aircraft are favorable relative to lease rates of other MD-11 operators, the Company's MD-11 aircraft have higher lease costs (although lower operating costs) than its DC10-30 aircraft. Therefore, achieving high average daily utilization of its aircraft (particularly its MD-11 aircraft) at attractive yields are important factors to the Company's financial results. In addition to fixed aircraft costs, a portion of the Company's labor costs are fixed due to monthly minimum guarantees to cockpit crewmembers and flight attendants. Factors that affect the Company's ability to achieve high utilization in its ACMI business include the compatibility of the Company's aircraft with customer needs and the Company's ability to react on short notice to customer requirements (which can be unpredictable due to changes in traffic rights, aircraft delivery schedules and aircraft maintenance requirements). Other factors that affect the ACMI business include particular domestic and foreign regulatory requirements, as well as a trend toward aviation deregulation which is increasing the number of alliances and code share arrangements.

SIGNIFICANT CUSTOMER RELATIONSHIPS

In 1997, the Company's business relied heavily on its contracts with Malaysian Airline System Berhad ("Malaysian Airlines"), Philippine Airlines, Inc. ("Philippine Airlines"), P.T. Garuda Indonesia ("Garuda") and the U.S. Air Force. For the year ended December 31, 1997, these customers provided approximately 21%, 31%, 10% and 25%, respectively, of the Company's revenues and 23%, 34%, 11% and 16%, respectively, of total block hours. In 1996, these customers provided approximately 34%, 15%, 13%, and 25%, respectively, of the Company's revenues and 42%, 17%, 14%, and 17%, respectively, of total block hours flown from continuing operations.

Malaysian Airlines. World Airways has provided wet lease services to Malaysian Airlines since 1981, providing wet lease services for Malaysian Airlines' scheduled passenger and cargo operations as well as transporting passengers for the annual Hadj pilgrimage. MHS, which owned 16.8% of the Company as of January 23, 1998, also owns 28% of Malaysian Airlines. The Company also entered into a 32-month agreement for year-round operations (including the Hadj) with Malaysian Airlines whereby the Company is providing two passenger aircraft with cockpit crews, maintenance and insurance to Malaysian Airlines' newly-formed charter division through May 1999. However, the Company agreed to a five month reduction in the utilization of one aircraft during 1997, although the aircraft was redeployed in other activity. Malaysian Airlines has not informed the Company of any reductions for 1998. The Company provided three aircraft for 1997 Hadj operations. MAS received notice from the Malaysian Hadj Board that MAS would not participate in the 1998 Hadj pilgrimage. As a result, MAS entered into an agreement on behalf of the Company for the Company to provide two DC-10 aircraft to fly in the 1998 Indian Hadj.

The Company has a long-term contract to operate three MD-11 cargo aircraft for Malaysian Airlines. However, beginning in July 1996, and as mutually agreed by the parties, World Airways redeployed two cargo aircraft, which had been operating under these contracts, into another contract which ended in February 1998. The Company and Malaysian Airlines are currently discussing the redeployment of these aircraft back into Malaysian Airlines' operations during 1998 in order to meet the contracts' original obligations. The Company can provide no assurances, however, that the Company will, in fact, be able to do so.

Malaysian Airlines is subject to the financial difficulties associated with the adverse economic conditions in Malaysia and the Asia Pacific Region, but it has remained current with its payments for committed block hour minimums provided in the contracts. Failure by Malaysian Airlines to meet its aircraft lease obligations, if not offset by other business, would have a material adverse effect on the financial condition, cash flows and results of operations of the Company.

Garuda. The Company has flown for Garuda periodically since 1973 and yearly since 1988. Since 1988, the Company has been one of the largest providers of passenger services to Indonesia for the Hadj pilgrimage. The Indonesian Hadj pilgrimage is the world's largest due to the size of Indonesia's Islamic population. In 1997, approximately 40,000 of the 200,000 Indonesians who traveled to Jeddah for the Hadj pilgrimage flew on the Company's aircraft. The Company has reached an agreement with Garuda to operate six aircraft during the 1998 pilgrimage.

Philippine Airlines. The Company had agreements with Philippine Airlines to operate four passenger aircraft until November 1997. As a result of the economic distress experienced in the Philippines, the Company negotiated to terminate the agreements on two of the aircraft effective in August 1997, and received monthly termination payments totaling $3.0 million through the original end of the agreements in November 1997. In addition, the contracts on the remaining two aircraft were extended until February 1998 and the per block hour rates for those two aircraft were reduced slightly. The two aircraft which were removed from Philippine Airlines service were redeployed by the Company under agreements with other customers. The contract with Philippine Airlines expired in February 1998.

U.S. Air Force. The Company has provided international air transportation to the U.S. Air Force since 1956. In exchange for requiring pledges of aircraft to the Civil Reserve Air Fleet ("CRAF") for use in times of national emergency, the U.S. Air Force grants awards to CRAF participants for peacetime transportation of personnel and cargo. Although the Company's agreements with the USAF provide for full service contracts with certain minimum performance requirements, the Company has risks similar to an ACMI agreement because the USAF agreements are cost-plus contracts at attractive rates. The overall downsizing of the U.S. military places a premium on the mobility of the U.S. armed forces. This is reflected in the stable size over the past several years of the USAF's procurement of commercial airlift services. It is uncertain, however, what impact, if any, the instability within the Middle East will have upon the Company's future flight operations.

The USAF awards points to air carriers acting alone or through teaming arrangements in proportion to the number and type of aircraft such carriers make available to CRAF. The Company utilizes such teaming arrangements to maximize the value of potential awards. The Company leads a contractor teaming arrangement that enjoys a large market share of the USAF's overall commercial airlift requirement. During a period in which the U.S. military downsized substantially, the Company's portion of the fixed USAF award increased from $15.6 million for the government's 1992-93 fiscal year, to $73.4 million for the government's 1997-98 fiscal year. The current annual contract commenced on October 1, 1997 and expires on September 30, 1998. World Airways, however, cannot determine how future cuts in military spending may affect future operations with the U.S. Air Force.

VASP. The Company leased a cargo plane to Viacao Aereo Sao Paulo ("VASP"), a Brazilian airline, under an ACMI contract which began in June 1997 and terminated prior to December 31, 1997. World Airways also during 1997 entered into a Memorandum of Agreement with VASP for the lease of two MD-11 passenger aircraft for a six-month term with a six-month renewal option. This contract was not finalized in 1997 and the Company currently is not contracting with VASP for any aircraft. The aircraft intended for VASP have been redeployed to other customers of the Company.

Although the Company's customers bear the financial risk of filling the Company's aircraft with passengers or cargo, the Company can be affected adversely if its customers are unable to operate the Company's aircraft profitably, or if one or more of the Company's customers experience a material adverse change in their market demand, financial condition or results of operations. Under these circumstances, the Company can be adversely affected by receiving delayed or partial payments or by receiving customer demands for rate and utilization reductions, flight cancellations, and/or early termination of their agreements. See Note 2 of the Company's "Notes to Financial Statement" in
Item 8.

As a result of these and other contracts, the Company had an overall contract backlog at December 31, 1997 of $305.8 million, compared to $468.0 million at December 31, 1996. Approximately $199.4 million of the backlog relates to operations during 1998. The Company's backlog for each contract is determined by multiplying the minimum number of block hours guaranteed under the applicable contract by the specified hourly rate under such contract. Approximately 57% of the backlog relates to its contracts with Malaysian Airlines, included in which are the revenues associated with the three cargo aircraft for Malaysian
Airlines (see "Significant Customer Relationships - Malaysian Airlines" for further discussion of these contracts). Consistent with prior years, the Company has substantial uncontracted capacity in the third and fourth quarters of 1998 and beyond. Although there can be no assurance that it will be able to secure additional business to reduce this excess capacity, the Company is actively seeking customers for 1998 and beyond, and has historically been successful in obtaining new customers. The Company's financial results and financial condition would be affected adversely if the Company is unable to secure additional business to reduce this excess capacity.

The information regarding major customers and foreign revenue is contained in
Note 15 "Major Customers" of the Company's "Notes to Financial Statements" in
Item 8.

COMPETITION

The market for outsourcing air passenger and cargo ACMI services is highly competitive. Certain of the passenger and cargo air carriers against which the Company competes possess substantially greater financial resources and more extensive facilities and equipment than those which are now, or will in the foreseeable future become, available to the Company. The Company believes that the most important bases for competition in the ACMI outsourcing business are the age of the aircraft fleet, the passenger, payload and cubic capacities of the aircraft, and the price, flexibility, quality and reliability of the air transportation service provided. Competitors in the ACMI outsourcing market include MartinAir Holland, Tower Air and American TransAir and all-cargo carriers, such as Atlas Air, Gemini Air Cargo, Polar Air Cargo and Kitty Hawk, and scheduled and non-scheduled passenger carriers which have substantial belly capacity. The ability of the Company to continue to grow depends upon its success in convincing major international airlines that outsourcing some portion of their air passenger and cargo business remains more cost-effective than undertaking passenger or cargo operations with their own incremental capacity and resources.

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

SEASONALITY

Historically, the Company's business has been significantly affected by seasonal factors. During the first quarter, the Company typically experiences lower levels of utilization and yields due to lower demand for passenger and cargo services relative to other times of the year. The Company experiences higher levels of utilization and yields in the second quarter, principally due to peak demand for commercial passenger services associated with the annual Hadj pilgrimage. In 1998, the Company's flight operations associated with the Hadj pilgrimage will occur from February 28 to May 12. Because the Islamic calendar is a lunar-based calendar, the Hadj pilgrimage occurs approximately 10 to 12 days earlier each year relative to the Western (Gregorian) calendar. As a result, revenues resulting from future Hadj pilgrimage contracts will continue to shift from the second quarter to the first quarter over the next several years.

GEOGRAPHIC CONCENTRATION

The Company derives a significant percentage of its revenues and block hours from its operations in the Pacific Rim region. Any further economic decline or any military or political disturbance in this area may interfere with the Company's ability to provide service in this area. In 1997, the affects of the adverse economic conditions in Malaysia and Indonesia and other countries in the Asia Pacific Region included a national liquidity crisis, significant depreciation in the value of the ringgit and rupiah, higher domestic interest rates, reduced opportunity for refinancing or refunding of maturing debts, and a general reduction in spending throughout the region. These conditions and similar conditions in other countries in the Asia Pacific Region could have a material adverse effect on the operations of Malaysian Airlines and Garuda Indonesia, and therefore on the operations of the Company. However, management also believes these conditions could provide new opportunities to wet lease aircraft to airlines customers, particularly those who have deferred or canceled new aircraft orders but are still in need of providing additional airlift.

UTILIZATION OF AIRCRAFT

Due to the large capital costs of leasing and maintaining World Airways' aircraft, each of World Airways' aircraft must have high utilization at attractive rates in order for World Airways to operate profitably. Although World Airways' strategy is to enter into long-term contracts with its customers, the terms of World Airways' existing customer contracts are substantially shorter than the terms of World Airways' lease obligations with respect to the aircraft. As mentioned above, a significant portion of World Airways' contract backlog at December 31, 1997, relates to its multi-year contracts with Malaysian Airlines which is subject to the financial difficulties associated with the adverse economic conditions in Malaysia and the Asia Pacific Region. In addition, the Company has substantial uncontracted capacity in the third and fourth quarters of 1998 and beyond. There can be no assurance that World Airways will be able to enter into additional contracts with new or existing customers or that it will be able to obtain enough additional business to fully utilize each aircraft. World Airways' financial position and results of operations could be materially adversely affected even by relatively brief periods of low aircraft utilization and yields. In order to maximize aircraft utilization, World Airways does not intend to acquire new aircraft unless such aircraft would be necessary to service existing needs or World Airways has obtained additional ACMI contracts for the aircraft to service. World Airways is seeking to obtain additional ACMI contracts with new and existing customers, to which such new aircraft would be dedicated when placed in service, but World Airways can provide no assurance that it will obtain new ACMI contracts or that existing ACMI contracts will be renewed or extended.

AIRCRAFT FLEET

World Airways' strategy is to attempt to ensure that each of the aircraft in its fleet is to a large extent contractually dedicated by World Airways to the service of one or more customers, with limited aircraft available to provide back-up capability. Therefore, in the event the use of one or more of World Airways' aircraft was lost, World Airways might have difficulty fulfilling its obligations under one or more of these contracts, if it were unable to obtain substitute aircraft. On October 24, 1997, one of the Company's MD-11 aircraft was damaged upon landing. The aircraft was out of service for approximately two and a half months while certain repairs were made. The Company expects insurance to cover repair and certain related costs, but the Company's loss of revenues that would have been generated by the aircraft's use had an adverse effect on the Company's financial condition and results of operations for the fourth quarter of 1997.

MAINTENANCE

Engine maintenance accounts for most of the Company's annual maintenance expenses. Typically, the hourly cost of engine maintenance increases as the aircraft ages. The Company outsources major airframe maintenance and power plant work to several suppliers. The Company has a 10-year contract expiring in August 2003 with United Technologies Corporation's Pratt & Whitney Group for all off-wing maintenance on the PW 4462 engines that power its MD-11 aircraft. Under this contract, the manufacturer agreed to provide such maintenance services at a cost not to exceed specified rates per hour during the term of the contract. The specified rates per hour are subject to annual escalation, increasing substantially in 1998. Accordingly, while the Company believes the terms of this agreement have resulted in lower engine maintenance costs than it otherwise would incur, engine maintenance costs will increase substantially during the last five years of the agreement. The Company began to accrue these increased expenses in 1997 and such expenses will continue to increase during the remainder of the term of the contract as the Company's aircraft fleet ages.

OPERATING LOSSES

While the Company generated operating income each year from 1987 through 1992 and in 1995, it sustained operating losses in 1993 and 1994 of $7.3 million and $5.2 million, respectively, and net losses of $9.0 million in each of these two years. For the year ended December 31, 1996, the Company incurred a net loss of $14.0 million, which resulted from operating losses incurred in the Company's scheduled service operations, which were discontinued in 1996, and the related estimated loss on disposal. Earnings from continuing operations were $18.4 million for 1996. While the Company generated operating income for the year ended December 31, 1997 of $16.9 million, there can be no assurance that the Company will be able to continue generating operating income for 1998 or future years.

CONTROL BY WORLDCORP; POTENTIAL CONFLICTS OF INTEREST

As of January 23, 1998, WorldCorp owned approximately 51.2% of the outstanding World Airways common stock. WorldCorp is a holding company that owns positions in two companies: InteliData and World Airways. WorldCorp is highly leveraged and therefore requires substantial funds to cover debt service each year. As a holding company, all of WorldCorp's funds are generated through its subsidiaries, neither of which is expected to pay dividends in the foreseeable future. As a result of WorldCorp's cash requirements, it may be required to sell additional shares of common stock, and such sales, or the threat of such sales, could have a material adverse effect on the market price of the common stock. Except as limited by contractual arrangements with MHS, WorldCorp also is in a position to control the outcome of many issues submitted to World Airways' stockholders, including the election of all of World Airways' Board of
Directors, adoption of amendments to World Airways' Certificate of Incorporation, and approval of mergers.

In connection with a $15.0 million loan from a commercial bank (the "Bank Loan"), WorldCorp had pledged all of the shares of common stock beneficially owned by WorldCorp (the "WorldCorp Shares"). The Bank Loan was scheduled to mature on September 29, 1997. On September 18, 1997, the Company purchased 3,227,000 of its common stock from WorldCorp for approximately $24.7 million in cash. WorldCorp used a portion of these proceeds to retire the Bank Loan prior to its maturity.

Subsequent to year-end, the Company loaned WorldCorp $1.75 million, which was used by WorldCorp to pay debt obligations. The loan is collateralized by one million shares of the Company's stock owned by WorldCorp and bears interest at prime plus 2.5%.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

Total block hours decreased 6,745 hours, or 13%, to 43,780 hours in 1997 from 50,525 hours in 1996, with an average of 12.9 available aircraft per day in 1997 compared to 14.1 in 1996. Average daily utilization (block hours flown per day per aircraft) decreased to 9.3 hours in 1997 from 9.8 hours in 1996. In 1997, the Company continued to obtain a higher percentage of its revenues under wet lease contracts as opposed to full service contracts. In 1997, wet lease contracts accounted for 81% of total block hours, an increase from 68% in 1996.

Continuing Operations

Block hours from continuing operations decreased slightly to 43,780 hours in 1997 from 43,897 hours in 1996.

Operating Revenues. Revenues from flight operations increased $9.9 million, or 3%, in 1997 to $306.8 million from $296.9 million in 1996. Revenues in 1997 included approximately $11.2 million related to minimum guarantee payments received from Malaysian Airlines for flying levels which did not meet the minimum monthly levels specified in the contracts, and $3.0 million related to contract modification payments received from Philippine Airlines, for which the Company incurred no related variable costs.

Operating Expenses. Total operating expenses increased $4.7 million, or 2%, in 1997 to $292.6 million from $287.9 million in 1996.

Flight operations expenses include all expenses related directly to the operation of the aircraft other than aircraft costs, fuel and maintenance. Also included are expenses related to flight dispatch and flight operations administration. Flight operations expenses increased $2.7 million, or 4%, in 1997 to $71.8 million from $69.1 million in 1996. This increase resulted primarily from higher crew costs relating to an accrual for the profit sharing bonus plan, an increase in wage rates including an increase in the guarantee payment, and an increase in training costs relating to crewmember attrition, partially offset by the shift in the mix of business from full service to wet lease operations. Flight attendant costs remained consistent despite the shift to wet lease operations as a result of flight attendants receiving minimum guarantee payments.

Maintenance expenses increased $5.5 million, or 9%, in 1997 to $66.0 million from $60.5 million in 1996. This increase resulted primarily from the increase in the number of aircraft dedicated to the Company's continuing operations and the integration of additional aircraft into the fleet during 1996. In addition, the Company experienced an increase in costs associated with the MD-11 aircraft and related engines as a result of certain manufacturer guarantees and warranties which began to expire in 1995 and will fully expire by 1998. The Company expects its maintenance expense to increase further in 1998 due to escalations in the specified rates per hour under the Company's maintenance agreement. The increase was partially offset by a reversal in 1997 of $1.0 million of accrued maintenance expense in excess of the cost of an overhaul of a DC-10 aircraft.

Aircraft costs increased $6.2 million, or 7%, in 1997 to $91.4 million from $85.2 million in 1996. This increase resulted from the increase in the number of aircraft dedicated to the Company's continuing operations, primarily due to the lease of two MD-11ER aircraft in March 1996, and the lease of additional spare engines necessary to maintain the expanded fleet. This increase was partially offset by the reversal of approximately $0.9 million in lease costs, which had been recorded in 1996, as a result of a settlement with the engine manufacturer for reimbursements related to disputed spare engine lease charges.

Fuel expenses decreased $1.7 million, or 9%, in 1997 to $17.6 million from $19.3 million in 1996. This decrease is due primarily to the shift from full service to wet lease operations where the Company is not responsible for fuel costs. This decrease was partially offset by an increase in price per gallon.

Promotions, sales and commissions increased $1.4 million, or 17%, in 1997 to $9.6 million from $8.2 million in 1996. This increase resulted primarily from an increase in commissions related to increased flying during 1997 under the Philippine Airlines contract.

Depreciation and amortization increased $0.7 million, or 9%, in 1997 to $8.7 million from $8.0 million in 1996. This increase resulted primarily from depreciation on the increased levels of spare parts required to support the additional MD-11 aircraft described above, partially offset by a decrease in the amortization of certain intangible assets.

General and administrative expenses increased $0.2 million, or 1%, in 1997 to $24.9 million from $24.7 million in 1996. This increase was primarily due to the hiring of additional administrative personnel, beginning in the second quarter of 1996, necessary to support the growth in the Company's core business and related marketing efforts and an increase in property tax accruals. This increase was partially offset by a reduction in certain legal and professional fees.

Interest expense increased $1.9 million, or 54%, in 1997 to $5.4 million from $3.5 million in 1996. This increase resulted primarily from the issuance of $50.0 million of 8% senior subordinated debentures on August 26, 1997.

Discontinued Operations

The Company commenced service between Tel Aviv and New York in July 1995. In the first quarter of 1996, the Company generated $4.2 million in losses related to these operations. In the second quarter of 1996, the Company expanded its scheduled service operations with service between the United States and South Africa and introduced scheduled charter operations between the United States and various destinations within Europe. As the Company was unable to operate these scheduled service operations profitably, in July 1996, the Company announced its decision to exit its scheduled service operations by October 1996 and focus its operations on its core wet lease operations. Consistent with this decision, World Airways ceased all scheduled operations as of October 27, 1996. As a result, the Company's scheduled service operations were reflected as discontinued operations as of June 30, 1996, and prior period results were restated to reflect scheduled service operations as discontinued operations. Loss from discontinued operations (net of income tax effect) approximated $11.7 million for the year ended December 31, 1996. In addition, an estimated loss on disposal of $21.0 million (net of income tax effect) was recorded as of June 30, 1996. The Company recognized an additional $0.5 million of expense in the fourth quarter of 1997 and believes that substantially all the costs relating to the disposal have been recorded as of December 31, 1997. The Company is subject to claims arising as a result of the discontinuance of its scheduled service operations, but the Company believes it has substantial defenses to these actions.

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

Operating Revenues. Revenues from flight operations increased $64.3 million, or 28%, to $296.9 million in 1996 from $232.6 million in 1995. This increase was primarily attributable to an increase in military flying and an increase in revenues generated from its 1996 Hadj operations and services to certain international carriers, partially offset by a decrease in cargo operations resulting from a shift in the mix of business during 1996.

Operating Expenses. Total operating expenses increased $61.4 million, or 27%, in 1996 to $287.9 million from $226.5 million in 1995.

Flight operations expenses include all expenses related directly to the operation of the aircraft other than aircraft cost, fuel and maintenance. Also included are expenses related to flight dispatch and flight operations administration. Flight operations expenses increased $5.5 million, or 9%, in 1996 to $69.1 million from $63.6 million in 1995. This increase resulted primarily from an increase in block hours flown and higher crew costs and up-front training expenses in connection with the integration of additional aircraft into the fleet. These increases were partially offset by a decrease in accrued profit sharing expenses. In 1995, the Company accrued profit sharing expenses as a result of earnings experienced during that period. No such accrual was necessary in 1996 as a result of losses from the discontinuation of scheduled service operations.

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

Promotions, sales and commissions increased $4.6 million in 1996 to $8.2 million from $3.6 million in 1995. This increase resulted primarily from commissions paid in connection with the new Philippine Airlines contract and an increase in teaming arrangement commissions associated with the larger fixed-award contract received from the U.S. Air Force beginning October 1995.

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

Discontinued Operations

The Company commenced service between Tel Aviv and New York in July 1995. In the first quarter of 1996, the Company generated $4.2 million in losses related to these operations. In the second quarter of 1996, the Company expanded its scheduled service operations with service between the United States and South Africa and introduced scheduled charter operations between the United States and various destinations within Europe. As the Company was unable to operate these scheduled service operations profitably, in July 1996, the Company announced its decision to exit its scheduled service operations by October 1996 and focus its operations on its core wet lease operations. Consistent with this decision, World Airways ceased all scheduled operations as of October 27, 1996. As a result, the Company's scheduled service operations were reflected as discontinued operations as of June 30, 1996, and prior period results were restated to reflect scheduled service operations as discontinued operations. Loss from discontinued operations (net of income tax effect) approximated $11.7 million for the year ended December 31, 1996. In addition, an estimated loss on disposal of $21.0 million (net of income tax effect) was recorded as of June 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company is highly leveraged. The Company incurred substantial debt and lease commitments during the past four years in connection with its acquisition of MD-11 aircraft and related spare parts. In addition, the Company issued $50.0 million of convertible debentures in August 1997, as discussed below. As of December 31, 1997, the Company had outstanding long-term debt and capital leases of $75.1 million, and notes payable and current maturities of long-term obligations, including debt service costs, of $20.6 million. In addition, the Company has significant future long-term obligations under aircraft lease obligations relating to its aircraft.

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

On August 26, 1997, the Company completed a private offering, issuing $50.0 million of 8% convertible senior subordinated debentures due in 2004, which were subsequently registered with the Securities and Exchange Commission. The Debentures are unsecured obligations, convertible into shares of the Company's common stock at $8.90 per share, subject to adjustment in certain events, and subordinated to all present and future senior indebtedness of the Company. In the event of a change in control of the Company, as defined, the holders of the Debentures could require the Company to repurchase the outstanding Debentures. The Debentures are not redeemable by the Company prior to August 26, 2000. The Company's intended use of the net proceeds was to repurchase approximately 4.0 million shares of its common stock, repay certain indebtedness, increase working capital and for general corporate purposes. After completion of the Offering, the Company repaid approximately $3.8 million as full settlement of an outstanding spare parts loan. In addition, failure by the Company to repurchase at least 4.0 million shares of common stock within 150 days after the sale of the Debentures would constitute a repurchase event whereby each holder of the Debentures would have the right, at the holder's option, to require the Company to repurchase such holder's Debentures at 100% of their principal amount, plus accrued interest.

In connection with the above-mentioned Offering, the Company and WorldCorp entered into an agreement on August 20, 1997 for the purchase by World Airways of up to 4.0 million shares of common stock owned by WorldCorp at a purchase price of $7.65 per share. On September 18, 1997, the Company purchased 3,227,000 shares of its common stock from WorldCorp for approximately $24.7 million. MHS has certain rights under a shareholders agreement, dated as of February 3, 1994, as amended, among WorldCorp, MHS and the Company. This agreement includes a provision that provides that if WorldCorp were to dispose of its holdings in the Company with the result that WorldCorp's ownership interest in the Company falls below 51% of the outstanding shares of common stock, then MHS may either sell its shares to a third party or require WorldCorp to sell a pro rata number of shares held by MHS to the party purchasing WorldCorp's shares. Therefore, as a result of the repurchase of 3,227,000 shares of common stock by World Airways from WorldCorp, MHS had the right to sell, and accordingly sold, 773,000 shares of common stock to World Airways for approximately $5.9 million, effective January 23, 1998.

World Airways' cash and cash equivalents at December 31, 1997 and December 31, 1996 were $25.9 million and $7.0 million, respectively. As is common in the airline industry, World Airways operates with a working capital deficit. At December 31, 1997, World Airways' current assets were $54.1 million and current liabilities were $55.9 million. World Airways has substantial long-term aircraft lease obligations with respect to its current aircraft fleet. In addition, subsequent to year-end, the Company used approximately $5.9 million of its cash balance to purchase the aforementioned 773,000 shares of common stock, and loaned WorldCorp $1.75 million, which was used by WorldCorp to pay debt obligations.

In 1996, World Airways instituted a program to purchase up to one million shares of its publicly-traded common stock pursuant to open market transactions. As of March 6, 1998, World Airways had purchased 770,000 shares of common stock at an aggregate cost of approximately $7.9 million pursuant to such program. The Company does not intend to purchase any additional shares at this time.

In the event that World Airways enters into leases for additional aircraft, World Airways will need to make capital expenditures for additional spare engines and parts. No assurances can be given, however, that World Airways will obtain all of the financing required for such capital expenditures.

Although there can be no assurances, World Airways believes that the combination of its existing contracts and additional business which it expects to obtain for 1998, along with its existing cash and financing arrangements, will be sufficient to allow World Airways to meet its cash requirements related to the operating and capital requirements for 1998.

CASH FLOWS FROM OPERATING ACTIVITIES

Operating activities provided $22.1 million in cash for the year ended December 31, 1997 compared to using $1.5 million of cash in the comparable period in 1996. This increase in cash in 1997 resulted primarily from the increase in net earnings and a decrease in accounts receivable, partially offset by a decrease in accounts payable.

CASH FLOWS FROM INVESTING ACTIVITIES

Investing activities used $4.3 million in cash for the year ended December 31, 1997, compared to $9.1 million in the comparable period in 1996. In 1997, cash was used primarily for the purchase of rotable spare parts required to maintain the current fleet as well as leasehold improvements on the aircraft. In 1996, cash was used primarily for the purchase of rotable spare parts required for the integration of two MD-11 aircraft and incremental aircraft and leasehold improvements required on one of the DC-10 aircraft obtained in late 1995.

CASH FLOWS FROM FINANCING ACTIVITIES

Financing activities provided $1.1 million in cash for the year ended December 31, 1997 compared to using $7.6 million in the comparable period in 1996. This increase in cash resulted primarily from the $50.0 million proceeds of the Offering in 1997 offset by the purchase of shares of the Company's common stock from WorldCorp for an aggregate cost of $24.7 million and the repayment of debt.

CAPITAL COMMITMENTS/FINANCING DEVELOPMENTS

In October 1992 and January 1993, the Company signed a series of agreements to lease seven new MD-11 aircraft for initial lease terms of two to five years, renewable for up to 10 years (and in the case of one aircraft, for 13 years) by the Company with increasing rent costs. As of March 1995, the Company had taken delivery of all seven aircraft, consisting of four passenger MD-11 aircraft, one freighter MD-11, and two passenger/cargo convertible MD-11s. The Company returned one aircraft in August 1997. As part of the lease agreements, the Company was assigned purchase options for four additional MD-11 aircraft. In 1992, the Company made non-refundable deposits of $1.2 million toward the option aircraft and the purchase options were terminated. In March 1996, the Company signed an agreement with the manufacturer to lease two MD-11ER aircraft. Under the agreement, the Company leased each aircraft for a term of 24 years with an option to return the aircraft after a seven-year period with certain fixed termination fees. As part of the agreement, the above-mentioned deposits were applied towards the deposits required on these two aircraft. In addition, the Company agreed to assume an existing lease of two additional MD-11 freighter aircraft for 20 years, beginning in 1999, in the event that the existing lessee terminates its lease with the manufacturer at that time.

As of December 31, 1997, World Airways maintains leases for four DC10-30 aircraft. Three of the leases expire in 1998 and one expires in 2003. Subsequent to December 31, 1997, the Company extended one of the leases expiring in 1998 for an additional 12 months.

Subsequent to year-end, the Company renewed and amended a revolving line of credit facility of up to $25.0 million, collateralized by certain receivables, inventory and equipment. The proceeds from this facility will be used to increase working capital and for general corporate purposes.

In September 1995, the Company agreed to purchase a spare engine which was delivered in March 1996. The engine cost approximately $8.0 million. The Company entered into an agreement with the engine's manufacturer to finance 80% of the purchase price over a seven-year term. The Company made payments of $0.7 million, $0.4 million and $1.2 million towards this purchase in 1997, 1996, and 1995, respectively.

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

As discussed above, the Company signed an agreement for the lease of two MD-11ER aircraft beginning in the first quarter of 1996 to provide additional capacity for growth opportunities. As part of the agreement for the MD-11 aircraft, the Company received spare parts financing from the lessor of $9.0 million of which $3.0 million was made available with the delivery of each aircraft, and the remaining $3.0 million was made available in December 1996.
As of December 31, 1997, approximately $7.9 million had been received.

As of December 31, 1997, annual minimum payments required under the Company's aircraft and lease obligations totaled $79.5 million for 1998. The Company anticipates that its total capital expenditures in 1998 will approximate $4.1 million, which the Company expects to fund from its working capital. As of December 31, 1997, the Company held approximately $3.2 million (at book value) of aircraft spare parts currently available for sale.

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

In connection with the discontinuance of World Airways' scheduled service operations, World Airways is subject to claims by various third parties and may be subject to further claims in the future. One claim which had been filed in connection with World Airways' discontinuance of scheduled service to South Africa, and which sought approximately $37.8 million in compensatory and punitive damages, has been settled by the parties for approximately $0.7 million. Also, a claim has been filed in Germany against the Company by a tour operator seeking approximately $3.5 million in compensation related to the cancellation of a summer program in 1996. The Company believes it has substantial defenses to this action, although no assurance can be given of the eventual outcome of this litigation.

In addition, World Airways is party to routine litigation and administrative proceedings incidental to its business, none of which is believed by World Airways to be likely to have a material adverse effect on the financial condition and results of operations of World Airways.

EMPLOYEES

The Company's cockpit crew members, who are represented by the International Brotherhood of Teamsters (the "Teamsters"), are subject to a four-year collective bargaining agreement that will become amendable in July 1998. Approximately 37% of the Company's employees are covered under the collective bargaining agreement. The Company expects to begin negotiations in April 1998 and cannot predict the outcome of the negotiations or their possible impact on the Company's financial condition and results of operations.

The Company's flight attendants, who are also represented by the Teamsters, are subject to a four-year collective bargaining agreement that will expire in August 2000. The Company's flight attendants argued the "scope clause" of the collective bargaining agreement had been violated by the Company and challenged the use of foreign flight attendant crews on the Company's flights for Malaysian Airlines and Garuda Indonesia which has historically been the Company's operating procedure. The Company is contractually obligated to permit its Southeast Asian customers to deploy their own flight attendants. While the arbitrator in this matter denied in 1997 the Union's request for back pay to affected flight attendants for flying relating to the 1994 Hadj, the arbitrator concluded that the Company's contract with its flight attendants requires the Company to first actively seek profitable business opportunities that require using the Company's flight attendants, before the Company may accept wet lease business opportunities that use the flight attendants of the Company's customers. Subsequently, in 1997, the flight attendants challenged and filed "scope clause" grievances with respect to four separate wet-lease contracts. The Company and the Teamsters are presently in discussions regarding these grievances. At this time, however, the Company can give no assurance that these discussions will be successful and the grievances will not be submitted to formal arbitration. The Company can provide no assurances as to how the resolution of this matter will affect the Company's financial condition and results of operations.

The Company's aircraft dispatchers are represented by the Transport Workers Union (the "TWU"). This contract became amendable on June 30, 1993. In May 1995, the parties reached agreement with respect to a new four-year contract. This contract was ratified in February 1996. Fewer than 12 Company employees are covered by this collective bargaining agreement.

The Company is unable to predict whether any of its employees not currently represented by a labor union will elect to be represented by a labor union or collective bargaining unit. The election by such employees of representation in such an organization could result in employee compensation and working condition demands that could have a material adverse effect on the financial results of the Company.

DIVIDEND POLICY

The Company has not declared or paid any cash dividends or distributions on its common stock since the payment of a distribution to WorldCorp in 1992. The Company currently intends to retain its future earnings, if any, to fund the development and growth of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future. Any future decision concerning the payment of dividends on its common stock will depend upon the results of operations, financial condition, capital expenditure plans of the Company, provisions of certain financing instruments as well as such other factors as the Board of Directors, in its sole discretion, may consider relevant.

Under the terms of the shareholders agreement among the Company, WorldCorp, and MHS, the Company has agreed to declare and distribute all dividends properly payable, subject to the requirements of law and general overall financial prudence. The Credit Agreement with BNY Financial Corporation (as amended in March 1998, the "Credit Agreement") contains restrictions on the Company's ability to pay dividends or make any distributions of common stock in excess of 5% of the total aggregate outstanding amount of stock, except that the Company may make quarterly dividends so long as in any six month period, such dividends do not exceed 50% of the Company's aggregate net income for the previous six months.

WorldCorp is subject to the provisions of an indenture, expiring in 2004, which causes the Company not to pay dividends upon the occurrence of any events of default by WorldCorp under the indenture. However, the indenture is not applicable to World Airways if WorldCorp's ownership percentage is below 50% of the issued and outstanding shares of common stock. As of January 23, 1998, WorldCorp owned approximately 51.2% of the outstanding common stock.

INCOME AND OTHER TAXES

As of December 31, 1997, World Airways had net operating loss carryforwards ("NOLs") for federal income tax purposes of approximately $92.2 million ($27.8 million of which is subject to a $6.9 million annual limitation as a result of an ownership change of World Airways for tax purposes in 1991). These NOLs, if not utilized to offset taxable income in future periods, would expire between 1998 and 2011. Use of World Airways' NOLs in future years could be further limited if an Ownership Change were to occur in the future. While World Airways believes that as of December 31, 1997, no Ownership Change has occurred since the 1991 Ownership Change, the application of the Internal Revenue Code (the "Code") in this area is subject to interpretation by the Internal Revenue Service. The NOLs are subject to examination by the IRS and, thus, are subject to adjustment or disallowance resulting from any such IRS examination. In addition, conversion of the Debentures or future transactions in the Company's common stock or the common stock of the Company's stockholders, including conversions of a portion of the outstanding WorldCorp debentures into common stock, may cause an Ownership Change, which could result in a substantial reduction in the annual limitation in the use of the NOLs and the loss of a substantial portion of the NOLs available to the Company.

YEAR 2000

The Company has begun a comprehensive review of its computer system to identify the systems that could be affected by the "Year 2000" issue and is developing an implementation plan to resolve the issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company presently believes that, with modifications to existing software and converting to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and converted. However, if such modifications and conversion are not completed timely, the Year 2000 problem may have a material impact on the operations of the Company. The Company has not yet estimated the cost of modifying its computer systems.

EFFECTS OF NEW ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (FAS No. 130), "Reporting Comprehensive Income". FAS No. 130 established standards for the reporting and display of comprehensive income and its components in the financial statements. The Company is required to adopt the provisions of this Statement for fiscal years beginning after December 15, 1997. Earlier application is permitted, however, upon adoption the Company will be required to reclassify previously reported annual and interim financial statements. The Company believes that the disclosure of comprehensive income in accordance with the provisions of FAS No. 130 will not materially impact the manner of presentation of its financial statements as currently and previously reported.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (FAS No. 131), "Disclosure about Segments of an Enterprise and Related Information". FAS No. 131 requires the Company to present certain information about operating segments and related information, including geographic and major customer data, in its annual financial statements and in condensed financial statements for interim periods. The Company is required to adopt the provisions of this Statement for fiscal years beginning after December 15, 1997. Earlier application is permitted, however, upon adoption the Company will be required to restate previously reported annual segment and related information in accordance with the provisions of FAS No.
131. The Company has not completed its analysis of the impact on the financial statements that will be caused by the adoption of this Statement.

INFLATION

The Company believes that inflation has not had a material effect on the Company's revenues during the past three years.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               WORLD AIRWAYS, INC.
                                 BALANCE SHEETS
                                     ASSETS
                                 (IN THOUSANDS)


                                                                                             December 31,
                                                                                    ----------------------------
                                                                                        1997             1996
                                                                                    -----------       ----------
CURRENT ASSETS
     Cash and cash equivalents, including restricted
         cash of $498 at December 31, 1997 and
         $338 at December 31, 1996 (Note 17)                                        $    25,887      $     7,028

     Restricted short-term investments (Notes 7 and 17)                                      --            1,047

     Trade accounts receivable, less allowance for
         doubtful accounts of $498 at December 31, 1997
         and $413 at December 31, 1996 (Notes 10 and 15)                                  7,747           14,093

     Other receivables (Note 11)                                                          9,485            4,464

     Due from affiliate, less allowance for doubtful accounts
         of $475 at December 31, 1997 (Note 5)                                            2,471            5,548

     Prepaid expenses and other current assets (Note 8)                                   7,995            7,778

     Assets held for sale (Notes 9 and 11)                                                  500              500
                                                                                        -------           ------

         Total current assets                                                            54,085           40,458
                                                                                        -------          -------

ASSETS HELD FOR SALE (Notes 9 and 11)                                                     2,734            3,426

EQUIPMENT AND PROPERTY (Notes 9 and 11)
     Flight and other equipment                                                          86,774           72,089
     Equipment under capital leases                                                      12,266           11,466
                                                                                        -------          -------
                                                                                         99,040           83,555
     Less: accumulated depreciation and amortization                                     25,603           18,553
                                                                                        -------          -------

         Net equipment and property                                                      73,437           65,002
                                                                                        -------          -------

LONG-TERM OPERATING DEPOSITS (Note 11)                                                   16,059           15,951

OTHER ASSETS AND DEFERRED CHARGES,
     NET (Notes 5 and 8)                                                                  2,833            2,687
                                                                                        -------         --------

TOTAL ASSETS                                                                        $   149,148      $   127,524
                                                                                        =======          =======

                                                                                                     (Continued)

                               WORLD AIRWAYS, INC.
                                 BALANCE SHEETS
                                   (CONTINUED)
              LIABILITIES AND COMMON STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)


                                                                                             December 31,
                                                                                     ---------------------------
                                                                                        1997             1996
                                                                                     -----------     -----------
CURRENT LIABILITIES
     Notes payable (Note 10)                                                        $     4,039      $    11,386
     Current maturities of long-term obligations (Note 11)                                9,856            9,046
     Accounts payable                                                                    19,824           22,349
     Net liabilities of discontinued operations (Note 3)                                     --            1,834
     Unearned revenue                                                                     2,486            3,046
     Accrued maintenance in excess of reserves paid                                       2,481            9,770
     Accrued salaries and wages                                                          10,976            9,351
     Accrued taxes                                                                        1,386            1,225
     Due to affiliate (Note 5)                                                            3,304            1,850
     Other accrued liabilities                                                            1,553              157
                                                                                       --------         --------
         Total current liabilities                                                       55,905           70,014
                                                                                       --------         --------

LONG-TERM OBLIGATIONS, NET (Note 11)                                                     75,071           30,106

OTHER LIABILITIES
     Deferred gain from sale-leaseback transactions, net of
         accumulated amortization of $20,156 at December
         31, 1997 and $19,099 at December 31, 1996                                        5,195            6,252
     Accrued maintenance in excess of reserves paid                                      10,575            6,867
     Accrued postretirement benefits (Note 12)                                            2,752            2,545
     Other liabilities                                                                    4,421            3,378
                                                                                       --------         --------
         Total other liabilities                                                         22,943           19,042
                                                                                       --------         --------

TOTAL LIABILITIES                                                                       153,919          119,162
                                                                                       --------         --------

COMMON STOCKHOLDERS' EQUITY (DEFICIT) (Notes 1, 4, 5, 11, 12 and 16)
     Common stock, $.001 par value (40,000,000 shares authorized;
         12,000,064 shares issued and 8,003,064 outstanding at December 31, 1997 and 12,000,064 shares issued and
         11,282,064 outstanding at December 31, 1996)                                        12               12
     Preferred stock, $.001 par value (5,000,000 shares authorized and
         no shares issued or outstanding at December 31, 1997 and 1996)                      --               --
     Additional paid-in capital                                                          42,522           42,522
     Contributed capital                                                                  3,000            3,000
     Accumulated deficit                                                               (17,554)         (29,006)
     ESSOP guaranteed bank loan (Note 12)                                                 (227)            (805)
     Treasury stock, at cost (3,997,000 shares at December 31, 1997 and
         718,000 shares at December 31, 1996) (Notes 1, 4 and 5)                       (32,524)          (7,361)
                                                                                       --------        ---------
         Total common stockholders' equity (deficit)                                    (4,771)            8,362
                                                                                       --------        ---------

COMMITMENTS AND CONTINGENCIES (Notes 2, 4, 5, 10, 11, 12, 14, 15 and 17)

TOTAL LIABILITIES AND COMMON STOCKHOLDERS'
     EQUITY (DEFICIT)                                                               $   149,148      $   127,524
                                                                                        =======          =======
                 See accompanying Notes to Financial Statements

                               WORLD AIRWAYS, INC.
                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)


                                                                                Years Ended December 31,
                                                                    ----------------------------------------------
                                                                         1997              1996             1995
                                                                         ----              ----             ----
OPERATING REVENUES (Note 15)
     Flight operations                                              $    306,800      $   296,930      $   232,623
     Flight operations subcontracted
         to other carriers                                                 2,058           11,726            8,598
     Other                                                                   554              931            1,165
                                                                        --------         --------         --------
         Total operating revenues                                        309,412          309,587          242,386
                                                                         -------          -------          -------

OPERATING EXPENSES
     Flight                                                               71,845           69,128           63,584
     Maintenance (Notes 5, 11 and 17)                                     65,972           60,462           41,843
     Aircraft costs (Notes 5 and 11)                                      91,422           85,227           67,331
     Fuel                                                                 17,615           19,255           16,704
     Flight operations subcontracted
         to other carriers                                                 2,603           12,932            9,096
     Promotions, sales and commissions                                     9,569            8,229            3,634
     Depreciation and amortization                                         8,651            8,032            6,056
     General and administrative                                           24,878           24,677           18,240
                                                                         -------          -------          -------
         Total operating expenses                                        292,555          287,942          226,488
                                                                         -------          -------          -------

OPERATING INCOME                                                          16,857           21,645           15,898
                                                                         -------          -------          -------

OTHER INCOME (EXPENSE)
     Interest expense (Notes 10 and 11)                                  (5,379)          (3,529)          (3,486)
     Interest income                                                       1,506            1,230              933
     Other, net (Notes 9 and 11)                                           (754)            (314)            1,403
                                                                        --------         --------         --------
         Total other expense                                             (4,627)          (2,613)          (1,150)
                                                                        --------         --------         --------

EARNINGS FROM CONTINUING OPERATIONS
     BEFORE INCOME TAXES                                                  12,230           19,032           14,748

INCOME TAX EXPENSE (Note 14)                                                 263              679              602
                                                                        --------         --------         --------

EARNINGS FROM CONTINUING OPERATIONS                                       11,967           18,353           14,146

DISCONTINUED OPERATIONS (Note 3)
     Loss from discontinued operations (less applicable
         income tax benefit of $83 and $306 in 1996 and
         1995, respectively)                                                  --         (11,720)          (5,250)
     Loss on disposal (less applicable income tax
         benefit of $562 in 1996)                                          (515)         (20,655)               --
                                                                        --------         --------        ---------

NET EARNINGS (LOSS)                                                 $     11,452      $  (14,022)      $     8,896
                                                                        ========         ========         ========

                                                                                                       (continued)

                               WORLD AIRWAYS, INC.
                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (CONTINUED)


                                                                                Years Ended December 31,
                                                                     ---------------------------------------------
                                                                        1997              1996             1995
                                                                        ----              ----             ----
BASIC EARNINGS (LOSS) PER COMMON
     EQUIVALENT SHARE (Note 13):
     Continuing operations                                          $       1.16      $      1.55      $      1.35
     Discontinued operations                                              (0.05)           (2.74)           (0.50)
                                                                       ---------        ---------        ---------
     Net earnings                                                   $       1.11      $    (1.19)      $      0.85
                                                                       =========        =========        =========

WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING                                                          10,302           11,806           10,477
                                                                        ========         ========         ========

DILUTED EARNINGS (LOSS) PER COMMON
     EQUIVALENT SHARE (Note 13):
     Continuing operations                                          $       1.09      $      1.55      $      1.34
     Discontinued operations                                              (0.05)           (2.74)           (0.50)
                                                                       ---------        ---------        ---------
     Net earnings                                                   $       1.04      $    (1.19)      $      0.84
                                                                       =========        =========        =========

WEIGHTED AVERAGE COMMON AND COMMON
     EQUIVALENT SHARES OUTSTANDING                                        12,279           11,806           10,572
                                                                        ========         ========         ========


                 See accompanying Notes to Financial Statements

                               WORLD AIRWAYS, INC.
                              STATEMENTS OF CHANGES
                    IN COMMON STOCKHOLDERS' EQUITY (DEFICIT)
                  YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
                                 (IN THOUSANDS)


                                                                                                                    Total
                                                                                                                   Common
                                                Additional                                  ESSOP     Treasury  Stockholders'
                                       Common     Paid-in     Contributed  Accumulated   Guaranteed    Stock,      Equity
                                        Stock     Capital       Capital      Deficit      Bank Loan    at Cost    (Deficit)
                                        -----     -------       -------      -------      ---------    -------    ---------
BALANCE AT
     DECEMBER 31, 1994                $    10     $19,503     $   3,000    $ (23,880)    $      --    $     --     $(1,367)

Sale of common stock in public
     offering, net (Note 1)                 2      22,809            --            --           --          --       22,811

Net earnings                               --           --           --         8,896           --          --        8,896
                                      -------     --------     --------      --------      -------     -------      -------

BALANCE AT
     DECEMBER 31, 1995                $     12    $42,312     $   3,000    $ (14,984)    $      --    $     --     $ 30,340

Common stock purchases (718,000
     shares)(Notes 1 and 4)                 --         --            --            --           --     (7,361)      (7,361)

Employee Savings and Stock
     Ownership Plan guaranteed
     bank loan (Note 12)                   --          --            --            --        (805)          --        (805)

Issuance of warrants (Note 11)             --         210            --            --           --          --          210

Net loss                                   --           --           --      (14,022)           --          --     (14,022)
                                      -------     --------     --------      --------      -------    ---------    --------

BALANCE AT
     DECEMBER 31, 1996                $    12     $42,522     $   3,000    $ (29,006)    $   (805)    $(7,361)     $  8,362

Common stock purchases (3,279,000
     shares) (Notes 1 and 4)               --          --            --            --           --    (25,163)     (25,163)

Employee Savings and Stock
     Ownership Plan guaranteed
     bank loan payments (Note 12)          --          --            --            --          578          --          578

Net earnings                               --           --           --        11,452           --          --       11,452
                                      -------     --------     --------      --------      -------     -------      -------

BALANCE AT
     DECEMBER 31, 1997                $     12    $42,522     $   3,000    $ (17,554)    $   (227)    $(32,524)    $(4,771)
                                       =======     ======        ======      ========       ======     ========     =======

                 See accompanying Notes to Financial Statements

                               WORLD AIRWAYS, INC.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                 Years Ended December 31,
                                                                    ----------------------------------------------
                                                                        1997              1996             1995
                                                                        ----              ----             ----
CASH AND CASH EQUIVALENTS AT
     BEGINNING OF YEAR (Note 6)                                     $      7,028      $    25,271      $     4,054

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)                                                       11,452         (14,022)            8,896
Adjustments to reconcile net earnings (loss) to cash
     provided (used) by operating activities:
     Depreciation and amortization                                         8,651            8,032            6,056
     Deferred gain recognition                                           (1,057)          (1,058)          (1,063)
     Deferred aircraft rent payments, net                                     --               --              153
     (Gain) loss on sale of property and equipment                           108             (32)             (55)
     Writedown of assets held for sale                                       500              400               --
     Loss on disposal of discontinued operations                              --            1,734               --
     Other                                                                    18               14              277
     Changes in certain assets and liabilities net of effects of non-cash transactions:
         (Increase) decrease in accounts receivable                        5,615          (9,286)         (10,370)
         (Increase) decrease in restricted short-term investments          1,047            (138)            (241)
         (Increase) decrease in deposits, prepaid expenses
             and other assets                                              (298)            1,186          (4,601)
         (Decrease) increase in accounts payable,
             accrued expenses and other liabilities                      (3,385)           21,071           12,172
         (Decrease) increase in unearned revenue                           (560)          (7,371)            5,117
         (Decrease) increase in air traffic liability                         --          (2,073)            2,332
                                                                      ----------         --------         --------
     Net cash provided (used) by operating activities                     22,091          (1,543)           18,673
                                                                        --------         --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to equipment and property                                      (5,467)          (9,615)         (23,210)
Proceeds from disposals of equipment and property                          1,183              471              717
                                                                        --------        ---------        ---------
     Net cash used by investing activities                               (4,284)          (9,144)         (22,493)
                                                                        --------          -------         --------

CASH FLOWS FROM FINANCING ACTIVITIES
(Decrease) increase in line of credit borrowing
     arrangement, net                                                    (9,354)            5,031          (1,051)
Issuance of debt                                                          54,495           10,851           25,240
Repayment of debt                                                       (17,333)         (15,977)         (21,963)
Proceeds from sale of common stock, net                                       --               --           22,811
Purchase of World Airways common stock, at cost                         (25,163)          (7,361)               --
Debt issuance costs                                                      (1,593)            (100)               --
                                                                        --------         --------       ----------
     Net cash provided (used) by financing activities                      1,052          (7,556)           25,037
                                                                        --------         --------         --------

NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                                                 18,859         (18,243)           21,217
                                                                        --------         --------         --------

CASH AND CASH EQUIVALENTS AT END OF
     YEAR (Note 6)                                                  $     25,887      $     7,028      $    25,271
                                                                        ========        =========         ========

                 See accompanying Notes to Financial Statements

                               WORLD AIRWAYS, INC.
                          NOTES TO FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

World  Airways,   Inc.  ("World  Airways"  or  "the  Company")  is  a  U.S.
certificated air carrier, which operates in the air transportation industry. Airline operations account for 100% of the Company's operating revenue and operating income. World Airways is a leading provider of long-range passenger and cargo air transportation, serving customers in three distinct markets: major international air carriers; the U.S. Government; and international tour operators in leisure passenger markets. The Company's business relies heavily on its contracts with Malaysian Airline System Berhad ("Malaysian Airlines"), P.T. Garuda Indonesia ("Garuda") and the U.S. Air Force (see Note 15).

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

In the third quarter of 1996, the Company announced its intention to purchase up to one million shares of its publicly-traded common stock pursuant to open market transactions. During the fourth quarter of 1996, the Company purchased 718,000 shares of its common stock for an aggregate cost of $7.4 million. As a result of these purchases, WorldCorp and MHS owned approximately 61.3% and 17.6%, respectively, of the outstanding common stock of World Airways at December 31, 1996. The remaining shares were publicly traded. In the first quarter of 1997, the Company purchased an additional 52,000 shares of its common stock for an aggregate cost of $0.5 million.

On August 26, 1997, the Company completed a private offering, issuing $50.0 million of 8% convertible senior subordinated debentures (the "Debentures") due in 2004 (the "Offering")(see Note 11). In connection with the Offering, and pursuant to an agreement entered into on August 20, 1997, the Company purchased 3,227,000 shares of its common stock from WorldCorp on September 18, 1997 for approximately $24.7 million. Therefore, at December 31, 1997, WorldCorp and MHS owned approximately 46.3% and 24.9% of World Airways, respectively. The remaining shares were publicly traded. In accordance with a shareholders agreement, dated as of February 3, 1994, as amended, among WorldCorp, MHS and the Company, if WorldCorp were to dispose of its holdings in the Company with the result that WorldCorp's ownership interest in the Company falls below 51% of the outstanding shares of common stock, then MHS may either sell its shares to a third party or require WorldCorp to sell a pro rata number of shares held by MHS to the party purchasing WorldCorp's shares. Therefore, as a result of the purchase of 3,227,000 shares of common stock by World Airways from WorldCorp, MHS had the right to sell, and accordingly sold, 773,000 shares of its World Airways common stock to the Company for approximately $5.9 million, effective January 23, 1998. Therefore, effective January 23, 1998, WorldCorp and MHS own approximately 51.2% and 16.8%, respectively, of World Airways.

FINANCIAL STATEMENT RECLASSIFICATIONS

Certain items in prior year financial statements included herein have been reclassified to conform to the 1997 financial statement presentation.

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

REVENUE RECOGNITION

Contract flight operations revenues are recognized as the services are provided.

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

INCOME TAXES

The Company computes income taxes in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, ("FAS #109"). Under the asset and liability method of FAS #109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FAS #109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company is not included in WorldCorp's consolidated income tax returns.

EARNINGS (LOSS) PER COMMON SHARE

Statement of Financial Accounting Standards No. 128, Earnings Per Share, ("FAS #128") became effective for the year ended December 31, 1997, and required restatement of previously reported earnings per share data. FAS #128 provides for the calculation of basic and diluted earnings per share.

Basic earnings (loss) per common shares is computed by dividing net earnings
(loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share also includes common equivalent shares outstanding during the period. The Company's common equivalent shares consist of stock options, convertible securities and warrants.

EQUIPMENT AND PROPERTY

Equipment and property are stated at cost or, if acquired under capital leases, at the present value of the minimum lease payments.

Provisions for depreciation and amortization of equipment and property are computed over estimated useful lives or the term of the lease, if shorter, for capital leases, by the straight-line method, with estimated salvage values of 0
- 15%. Estimated useful lives of equipment and property are as follows:

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

ACCOUNTING FOR STOCK-BASED COMPENSATION

Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123 (see Note 12). In addition, in accordance with SFAS 123, the Company applies fair value as the measurement basis for transactions in which equity instruments are issued to nonemployees (as defined) (see Note 11).

2.    OPERATING ENVIRONMENT

Cash and cash equivalents at December 31, 1997 and 1996 were $25.9 million and $7.0 million, respectively, and the Company's working capital deficit was $1.8 million and $28.2 million at December 31, 1997 and December 31, 1996, respectively. Subsequent to year-end, the Company purchased 773,000 shares of its common stock from MHS in accordance with the shareholders agreement for approximately $5.9 milion (see Note 1), and loaned WorldCorp $1.75 million (see
Note 4).

At December 31, 1997, the Company had total long-term indebtedness of approximately $75.1 million and notes payable and current maturities of long-term obligations of $13.9 million. The Company also has significant future long-term obligations under aircraft lease obligations relating to its aircraft (see Note 11 - "Long Term Obligations"). The Company anticipates that its total capital expenditures in 1998 will approximate $4.1 million. The Company's flight attendants filed four grievances against the Company challenging the use of foreign flight attendant crews on the Company's flights, the outcome of which may increase the Company's costs during 1998.

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

Subsequent to year-end, the Company renewed and amended a credit facility of up to $25 million, to be collateralized by certain receivables and spare parts. The proceeds from this facility will be used to increase working capital and for general corporate purposes.

While the Company believes that the lease rates on its MD-11 aircraft are favorable relative to lease rates of other MD-11 operators, the Company's MD-11 aircraft have higher lease costs (although lower operating costs) than its DC10-30 aircraft. Therefore, achieving high average daily utilization of its aircraft (particularly its MD-11 aircraft) at attractive yields are important factors to the Company's financial results. In addition to fixed aircraft costs, a portion of the Company's labor costs are fixed due to monthly minimum guarantees to cockpit crewmembers and flight attendants. Factors that affect the Company's ability to achieve high utilization in its ACMI business include the compatibility of the Company's aircraft with customer needs and the Company's ability to react on short notice to customer requirements (which can be unpredictable due to changes in traffic rights, aircraft delivery schedules and aircraft maintenance requirements). Other factors that affect the ACMI business include particular domestic and foreign regulatory requirements, as well as a trend toward aviation deregulation which is increasing the number of alliances and code share arrangements.

Although the Company's strategy is to enter into long-term contracts with its customers, the terms of the Company's existing customer contracts are substantially shorter than the terms of the Company's lease obligations with respect to its aircraft. The Company's financial results could be materially adversely affected even by relatively brief periods of low aircraft utilization and yields. Consistent with prior years, the Company has substantial uncontracted capacity in the third and fourth quarters of 1998 and beyond. In addition, as further described below, the Company's major customer, Malaysian Airlines, is subject to the financial difficulties associated with the adverse economic conditions in Malaysia and the Asia Pacific Region (see Notes 5 and
15). Although there can be no assurance that it will be able to secure additional business to reduce this excess capacity, the Company is actively seeking customers for 1998 and beyond, and has historically been successful in obtaining new customers.

As described in Note 15, a substantial portion of the Company's business in 1997 was with two customers: Malaysian Airlines and Philippine Airlines. The contract with Philippine Airlines expired in February, 1998. In 1997, the Company received approximately $11.2 million in revenue associated with minimum guarantee payments from Malaysian Airlines and $3.0 million in contract modification payments from Philippine Airlines, not associated with aircraft flying and related costs. As of December 31, 1997, Malaysian Airlines and Philippine Airlines owed the Company $2.6 million and $1.0 million, respectively, primarily related to reimbursable costs incurred by the Company, which is included in due from affiliate and trade receivables, respectively, in the accompanying balance sheet. A substantial portion of the Company's contracted business in 1998 is with Malaysian Airlines and Garuda Indonesia. Although the Company's customers bear the financial risk of filling the Company's aircraft with passengers or cargo, the Company can be affected adversely if its customers are unable to operate the Company's aircraft profitably, or if one or more of the Company's customers experience a material adverse change in their market demand, financial condition or results of operations. Under these circumstances, the Company can be adversely affected by receiving delayed or partial payments or by receiving customer demands for rate and utilization reductions, flight cancellations, and/or early termination of their agreements.

In 1997, the affects of the adverse economic conditions in Malaysia and Indonesia and other countries in the Asia Pacific Region included a national liquidity crisis, significant depreciation in the value of the ringgit and rupiah, higher domestic interest rates, reduced opportunity for refinancing or refunding of maturing debts, and a general reduction in spending throughout the region. These conditions and similar conditions in other countries in the Asia Pacific Region could have a material adverse effect on the operations of Malaysian Airlines and Garuda Indonesia, and therefore on the operations of the Company. However, management also believes these conditions could provide new opportunities to wet lease aircraft to airlines customers, particularly those who have deferred or canceled new aircraft orders but are still in need of providing additional airlift.

The Company believes that the combination of its existing contracts and additional business which it expects to obtain for 1998, along with its existing cash and financing arrangements, will be sufficient to allow the Company to meet its cash requirements related to the operating and capital requirements for 1998.

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

Therefore, in July 1996, the Company announced its decision to exit its scheduled service operations by October 1996 and focus its operations on its core business: operating aircraft under contracts with international carriers, the U.S. Government, and international tour operators. Consistent with this decision, World Airways ceased all scheduled operations as of

October 27, 1996. As a result, the Company's scheduled service operations were reflected as discontinued operations as of June 30, 1996, and prior period results were restated to reflect scheduled service operations as discontinued operations. Loss from discontinued operations (net of income tax effect) approximated $11.7 million for the year ended December 31, 1996. In addition, an estimated loss on disposal of $21.0 million (net of income tax effect), which was recorded as of June 30, 1996, included the following: $13.6 million for estimated operating losses during the phase-out period; a $2.6 million estimated loss to be incurred in connection with sub-leasing DC-10 aircraft which will not be utilized in the Company's operations subsequent to the phase-out of scheduled service operations; a $2.3 million writeoff of related leasehold improvements; and $2.0 million for passenger reprotection expenses. The Company recognized an additional $0.5 million of expense in the fourth quarter of 1997 and believes that substantially all of the costs relating to the disposal have been incurred as of December 31, 1997. The Company is subject to certain claims arising as a result of the discontinuance of its scheduled service operations (see Note 17), but the Company believes it has substantial defenses to these actions.

4.    TRANSACTIONS WITH PARENT COMPANY

ADMINISTRATIVE COST ALLOCATION

Prior to December 31, 1994, WorldCorp and its operating subsidiaries utilized a single corporate staff for administrative support services thus permitting the Company to draw upon the expertise of WorldCorp management personnel as needed. Effective January 1, 1995, a majority of the WorldCorp employees providing services to World Airways became employees of the Company. As a result, the net allocation of corporate administrative costs to the Company was minimal beginning in 1995.

CONTROL BY WORLDCORP

Pursuant to the Agreement between World Airways and WorldCorp (see Note 1), the Company purchased 3,227,000 shares of its common stock held by WorldCorp on September 18, 1997. As a result, as of December 31, 1997, WorldCorp owned approximately 46.3% of World Airways. Effective January 23, 1998, the Company purchased 773,000 shares of its common stock from MHS in accordance with the amended shareholders agreement (see Note 1), thereby increasing WorldCorp's ownership percentage in the Company to 51.2%. WorldCorp's operations consist primarily of its equity method investments in the Company and InteliData Technologies Corporation ("InteliData"). WorldCorp is highly leveraged, and therefore requires substantial funds to cover debt service each year. Subsequent to year-end, the Company loaned WorldCorp $1.75 million, which was used by WorldCorp to pay debt obligations. The loan is collateralized by 1.0 million of World Airways shares owned by WorldCorp and bears interest at prime plus 2.5%. As a holding company, all of WorldCorp's funds are generated through its subsidiaries, neither of which is expected to pay dividends in the foreseeable future. As a result of WorldCorp's cash requirements, it may be required to sell additional shares of common stock, and such sales, or the threat of such sales, could have a material adverse effect on the market price of the common stock. Except as limited by contractual arrangements with MHS, WorldCorp also is in a position to control the outcome of many issues submitted to World Airways' stockholders, including the election of all of World Airways' Board of
Directors, adoption of amendments to World Airways' Certificate of Incorporation, and approval of mergers.

In 1996, World Airways announced its intention to purchase up to one million shares of its publicly-traded common stock pursuant to open market transactions. As of December 31, 1996, World Airways had purchased 718,000 shares of its common stock for an aggregate cost of $7.4 million. In January 1997, the Company purchased an additional 52,000 shares of its common stock for an aggregate cost of $0.5 million. The Company does not intend to purchase any additional shares at this time.

5.    TRANSACTIONS WITH MHS AND MALAYSIAN AIRLINES

On October 30, 1993, WorldCorp, World Airways, and MHS entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") pursuant to which MHS, subject to satisfactory completion of its due diligence investigations, agreed to purchase 24.9% of World Airways' common stock for $27.4 million in cash. Under this Agreement, World Airways would receive upon closing $12.4 million to fund its working capital requirements. The remaining $15.0 million would be paid to WorldCorp to add to its cash reserves. WorldCorp received $2.7 million prior to December 31, 1993 as an advance on the sales price. At the time of the signing of the Stock Purchase Agreement, World Airways was a wholly-owned subsidiary of WorldCorp. On February 28, 1994, WorldCorp, World Airways, and MHS concluded the transaction according to the terms described above. Under the agreement, if at any time after October 30, 1996 World Airways registers additional common stock under the Securities Act of 1933, MHS has the right to demand the registration of its shares of the Company's common stock. Under a shareholders agreement, MHS has the right to nominate two members to the Company's board of directors and WorldCorp has agreed to vote its shares of common stock to elect such nominees. Also, if without the prior written consent of MHS: (1) World Airways sells all or substantially all of its business; or (2) World Airways fundamentally changes its line of business, then MHS has the option to require WorldCorp to purchase all or part of MHS's shares at fair market value. Fair market value is defined to be not less than the aggregate of the costs borne by MHS in acquiring and holding its World Airways shares. Management has indicated that it does not have any current intent to take any such actions without the prior consent of MHS or the directors nominated by MHS. The shareholders agreement also provides that if WorldCorp's ownership interest in the Company falls below 51% of the outstanding shares of common stock, then MHS may either sell its shares to a third party or require WorldCorp to sell a pro rata number of shares held by MHS to the party purchasing WorldCorp's shares. MHS also has a right of first refusal to purchase shares of common stock issued by the Company or sold by WorldCorp and to purchase additional shares of common stock to maintain its ownership percentage in the Company.

In connection with the Company's Offering on August 26, 1997 (see Note 11), the Company purchased 3,227,000 shares of its common stock from WorldCorp on September 18, 1997 for approximately $24.7 million. Therefore, at December 31, 1997, MHS owned approximately 24.9% of the Company's common stock. In accordance with the shareholders agreement, when the Company purchased the 3,227,000 shares of common stock from WorldCorp in September 1997 (see Note 1), MHS had the right to sell, and accordingly sold, 773,000 shares of its World Airways common stock to the Company for approximately $5.9 million, effective January 23, 1998, thereby reducing MHS's ownership interest in the Company to 16.8%.

During 1994, MHS acquired 32% of Malaysian Airlines, the flag carrier of Malaysia. Due mainly to the issuance of additional shares of common stock by Malaysian Airlines during 1996, MHS owns 28% of Malaysian Airlines at December 31, 1997. World Airways has provided service to Malaysian Airlines since 1981, providing aircraft for integration into Malaysian Airlines' scheduled passenger, cargo and charter operations as well as transporting passengers for the annual Hadj pilgrimage. Malaysian Airlines is one of the Company's largest customers (see Note 15).

Effective  December 31, 1994,  WorldCorp  entered into a 6% note payable to
MHS in the amount of $8.5 million, due December 31, 1995, in exchange for 5% of World Airways' common stock held by MHS and the execution of certain multi-year contracts between World Airways and Malaysian Airlines. The shares were pledged as security for the note payable. The note was repaid in accordance with the agreement. Of the $8.5 million consideration paid by WorldCorp to MHS, $3.0 million was attributable to the contract enhancements discussed above. This amount is included in other assets and deferred charges and in contributed capital in the accompanying balance sheets, and is being amortized over the terms of the related Malaysian Airlines contracts, approximately two to five years. As of December 31, 1997, the unamortized balance of the deferred contract cost is $1.1 million, net of $1.9 million of accumulated amortization (see
Note 8).

In late 1994, the Company entered into a series of multi-year contracts, with expiration dates ranging from 1997 to 2000, to provide aircraft to Malaysian Airlines. The Company also entered into a 32-month agreement for year-round operations (including the Hadj) with Malaysian Airlines whereby the Company is providing two passenger aircraft with cockpit crews, maintenance and insurance to Malaysian Airlines' newly-formed charter division through May 1999. However, in 1997, the Company agreed to a five month reduction in the utilization of one aircraft during 1997 although that aircraft was redeployed. Malaysian Airlines has not informed the Company of any reductions for 1998. The Company provided three aircraft for the 1997, 1996 and 1995 Hadj operations. MAS received notice from the Malaysian Hadj Board that MAS would not participate in the 1998 Hadj pilgrimage. As a result, MAS entered into an agreement on behalf of the Company for the Company to provide two DC-10 aircraft to fly in the 1998 Indian Hadj.

The Company has a long-term  contract to operate three MD-11 cargo aircraft for Malaysian Airlines. However, beginning in July 1996, and as mutually agreed by the parties, World Airways redeployed two cargo aircraft, which had been operating under these contracts, into another contract which ended in February 1998. The Company and Malaysian Airlines are currently discussing the redeployment of these aircraft back into Malaysian Airlines' operations during 1998 in order to meet the contracts' original obligations. The Company can provide no assurances, however, that the Company will, in fact, be able to do so (see Note 15).

As of December 31, 1997 and 1996, the Company had $2.2 million and $5.5 million, respectively, included in due from affiliate, net of allowances, in the accompanying balance sheets. Included in these balances are certain reimbursable operating costs of $1.9 million and $0.6 million due from Malaysian Airlines at December 31, 1997 and 1996, respectively, incurred by the Company pursuant to the currently operated contracts. In addition, included in the amount shown as due to affiliate in the accompanying balance sheets, are $2.2 million and $1.4 million of aircraft rent owed to Malaysian Airlines at December 31, 1997 and 1996, respectively.

During 1995, the Company entered into agreements with Malaysian Airlines to lease two DC10-30 aircraft. The aircraft were delivered in June and December 1995 and had original lease terms of 26 and 36 months, respectively. The leases on the two aircraft expire in August 1999 and December 1998. In March 1996, the Company leased two additional DC-10-30 aircraft from Malaysian Airlines. These additional aircraft were not expected to be utilized after the discontinuance of the Company's scheduled service operations in October 1996 (see Note 3). Therefore, effective December 31, 1996, the parties mutually agreed to terminate the lease agreement for the additional two aircraft. In March 1997, the Company entered into an agreement with Malaysian Airlines to lease an incremental DC10-30 aircraft on a short-term basis to support its peak flying season. The aircraft was returned at the end of the Hadj program. Rent expense and maintenance reserve payments related to these aircraft leased from Malaysian Airlines amounted to $6.6 million, $12.6 million and $1.6 million in 1997, 1996 and 1995, respectively.

6.    SUPPLEMENTAL INFORMATION -- STATEMENTS OF CASH FLOWS

Additional information pertaining to certain cash payments and noncash investing and financing activities is as follows (in thousands):


                                          For the years ended December 31,
                                     -----------------------------------------
                                        1997            1996           1995
                                     ----------      ----------     ----------
         Cash paid for:
              Interest               $    3,641      $    3,556     $    3,377
              Income taxes                  462             412            336

In 1997, the Company entered into a capital lease, valued at $0.8 million, with a lessor to lease an auxiliary power unit over a 32 month term beginning in July 1997. The Company made principal payments of $0.1 million in 1997.

In January 1996, the Company agreed to purchase an additional engine and received a commitment from the engine manufacturer to finance 85% of its purchase price over a seven-year term (see Note 11). In June 1997, the Company took delivery of the engine and signed a note for $6.3 million, of which $0.3 million was repaid in 1997.

The Company purchased a spare engine which was delivered in March 1996. The engine cost approximately $8.0 million. The Company entered into an agreement with the engine's manufacturer to finance 80% of the purchase price over a seven-year term (see Note 11). The Company made payments of $0.7 million, $0.4 million and $1.2 million towards this purchase during 1997, 1996 and 1995, respectively.

In March 1996, the Company entered into an agreement with McDonnell Douglas to lease two MD-11ER aircraft (see Note 11). The Company entered into a simultaneous agreement with McDonnell Douglas to finance MD-11 spare parts. The Company can borrow a total of $9.0 million of which $3.0 million became available with the delivery of each aircraft and an additional $3.0 million became available in December 1996. Borrowings under the agreement were $1.5 million and $6.4 million during 1997 and 1996, respectively, and payments of $1.1 million and $0.5 million were made in these years.

7.   SHORT-TERM INVESTMENTS

At December 31, 1996, short-term investments consist of cash pledged as collateral for letters of credit with original maturities in excess of ninety days, and expiration dates within one year. There were no outstanding letters of credit at December 31, 1997.

8.   OTHER ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

                                                     December 31,
                                               --------------------------
                                                   1997            1996
                                               ----------      ----------

    Prepaid rent                               $    3,331      $    2,463
    Prepaid insurance                               4,491           4,866
    Other                                             173             449
                                                    -----           -----
         Total                                 $    7,995      $    7,778
                                                    =====           =====

Other assets and deferred charges include net deferred contract costs of $1.1 million and $1.5 million as of December 31, 1997 and 1996, respectively (see
Note 5), net MD-11 aircraft integration costs of $0.2 million and $1.1 million as of December 31, 1997 and 1996, respectively, and as of December 31, 1997, debt issuance costs of $1.5 million related to the issuance of the $50.0 million of 8% convertible senior subordinated debentures on August 26, 1997. Aircraft integration costs consist of pre-operating costs incurred in connection with integrating the MD-11 aircraft into the Company's fleet as of December 31, 1997 (see Note 11). These costs are being amortized on a straight-line basis over a five-year period.

9.   ASSETS HELD FOR SALE

Assets held for sale consist primarily of DC10 rotables with a net book value of $3.2 million and $3.9 million as of December 31, 1997 and 1996, respectively. The Company has consigned these parts with a third party to be sold over a reasonable period of time with the objective of maximizing the proceeds from the sales. As a result of the discontinuance of the Company's scheduled service operations in 1996 (see Note 3), and the termination of two DC10 lease agreements in December 1996 (see Note 5), the Company consigned additional DC10 rotables with the third party during 1997. Accordingly, the net book values of these parts of $0.6 million and $1.7 million were reclassified from flight and other equipment to assets held for sale in the accompanying balance sheets at December 31, 1997 and 1996, respectively. The Company wrote-down assets held for sale by $0.5 million and $0.4 million during the fourth quarters of 1997 and 1996, respectively, to reflect the estimated fair value of the parts less estimated selling costs, which is included in other expense in the accompanying statements of operations.

10.  NOTES PAYABLE

In 1993, the Company entered into an $8.0 million revolving line of credit borrowing arrangement which is collateralized by certain receivables which were sold to the bank with recourse. Borrowing availability under the line is based on the amount of eligible receivables. This borrowing arrangement was amended effective June 30, 1996 (see Note 11). At December 31, 1996, World Airways had minimal unused borrowing capacity and borrowings under the line of credit were $6.8 million. Upon completion of the Offering (see Notes 1 and 11), the Company repaid the outstanding balance on the line. Therefore, at December 31, 1997, there was no outstanding balance or borrowing capacity on the revolving line of credit.

Subsequent to year end, the Company amended its Credit Agreement with BNY Financial Corporation ("BNY"). The amended line has a borrowing capacity of up to $25.0 million, subject to borrowing base amounts related to receivables and spare parts inventory, as defined. The amended arrangement contains certain dividend restrictions and certain covenants related to the Company's financial condition and operating results, including quarterly net worth and net income
(loss) requirements and debt coverage requirements. Borrowings under this amended Credit Agreement are collateralized by certain receivables, inventory, and equipment.

A $4.0 million note bearing interest at 4.0% and a $4.6 million note bearing interest at 3.8% are included in notes payable at December 31, 1997 and 1996, respectively. The $4.6 million note was fully paid during 1997. The $4.0 million note requires monthly principal and interest payments, and is required to be paid in full in 1998.

11.  LONG-TERM OBLIGATIONS

LONG-TERM DEBT

The Company's long-term obligations at December 31 are as follows (in thousands):

                                                                                            1997           1996
                                                                                         ----------     ----------
     Note payable due 1999 -- with principal and interest at 7.25% payable
         monthly, collateralized by one Pratt & Whitney PW4462 engine.                   $    3,866     $    4,393

     Note payable due 2003 -- with principal and interest at 9.98% payable
         monthly, collateralized by one Pratt and Whitney PW4462 engine.                      5,361          6,018

     Note payable due 2004 -- with interest at 8.18% payable monthly,
         collateralized by one Pratt & Whitney PW4462 engine                                  5,920             --

     Spare parts loan due 1998 -- with principal and interest at 8.5%
         payable monthly, collateralized by certain MD-11 spare parts.                        2,842          3,229

     Spare parts loan due 2003 -- with principal and interest at 8.5%
         payable monthly, collateralized by certain MD-11 spare parts.                        2,248          2,581

     Spare parts loan due 2003 -- with principal and interest at 10%
         payable monthly, collateralized by certain MD-11 spare parts.                        6,276          5,929

     Aircraft spare parts security agreement payable to bank due 1999, net of discount of $0.2 million -- with interest at the greater of the federal funds rate plus 2.5% or the prime rate plus 2% (10.25%
         at December 31, 1996), collateralized by certain rotables.                              --          7,595

     Employee Saving and Stock Ownership Plan guaranteed bank loan (Note 12)                    227            805

     Convertible senior subordinated debentures, due 2004 -- with interest
         at 8% payable semi-annually                                                         50,000             --

     Capital lease obligations                                                                7,409          7,683

     Deferred aircraft rent                                                                     915          1,142

     Less: debt discount                                                                      (137)          (223)
                                                                                            -------        -------
         Total                                                                               84,927         39,152

     Less: current maturities                                                                 9,856          9,046
                                                                                             ------         ------
         Total long-term obligations, net                                                $   75,071     $   30,106
                                                                                             ======         ======

The Company believes that the carrying values of the amounts outstanding under the above debt agreements approximate fair value.

Subsequent to December 31, 1997, the Company amended its Credit Agreement with BNY, which included the aircraft security agreement and the $8.0 million revolving line of credit borrowing (see Note 10), to provide for up to a $25.0 million revolving line of credit borrowing (see Note 10). In 1996, in connection with a previous amendment, the Company granted warrants to BNY to purchase up to 50,000 shares of authorized but unissued common stock. The warrants were granted at an exercise price of $8.00 per share which was equal to the market price of the Company's stock at the date of grant. All warrants were vested and became fully exercisable at the date of grant and expire on December 31, 1999. The per share weighted-average fair value of warrants granted was $3.615 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield of 0.0%, risk free interest rate of 6.0%, expected life of 3 years and expected volatility of 61.0%. The Company recorded $0.2 million related to the warrants which will be amortized into interest expense over the terms of the related debt.

On August 26, 1997, the Company completed a private offering, issuing $50.0 million of 8% convertible senior subordinated debentures (the "Debentures") due in 2004 (the "Offering"). The Debentures were subsequently registered with the Securities and Exchange Commission. The Debentures are unsecured obligations, convertible into shares of the Company's common stock at $8.90 per share, subject to adjustment in certain events, and subordinated to all present and future senior indebtedness of the Company. In the event of a change in control of the Company, as defined, the holders of the Debentures could require the Company to repurchase the outstanding Debentures. The Debentures are not redeemable by the Company prior to August 26, 2000. The Company used the net proceeds of the Offering to purchase approximately 4.0 million shares of its common stock (see Notes 1, 4 and 5), repay certain indebtedness, increase working capital and for general corporate purposes. After completion of the Offering, the Company repaid approximately $3.8 million, which was outstanding on the aircraft spare parts security agreement.

In September 1995, the Company entered into an agreement with a lessor to purchase a spare engine, previously under lease, for $5.5 million. The Company paid $0.5 million upon closing and signed a note for the $5.0 million balance. The note bears interest at a rate of 7.25% and is payable over a 40-month period at $69,000 a month, with the balance of $3.3 million due on January 29, 1999. The Company purchased an additional spare engine, which was delivered in March 1996, at a cost of approximately $8.0 million. The Company entered into an agreement with the engine's manufacturer to finance 80% of the purchase price over a seven-year term at an interest rate of 9.98%. The Company made payments of $1.2 million, $0.4 million and $0.7 million towards this purchase in September 1995, January 1996 and during 1997, respectively.

In January 1996, the Company agreed to purchase an additional engine for approximately $7.2 million and received a commitment from the engine manufacturer to finance 85% of its purchase price over a seven-year term with an interest rate to be fixed at the time of delivery. In June 1997, the Company took delivery of the engine and signed a note for $6.3 million. The note bears interest at a rate of 8.18% and is payable over an 84-month period at approximately $48,000 per month, with the balance of $2.2 million due on June 18, 2004.

During 1993, the Company negotiated with several of its lessors to defer approximately $14.7 million of lease payments on eight aircraft. In addition, during 1995 and 1994 the Company deferred approximately $0.7 million of rent, pursuant to the 1993 agreement. Of these amounts, the Company repaid approximately $14.5 million through 1997.

The following table shows the aggregate annual amount of scheduled principal maturities (in thousands) of debt outstanding at December 31, 1997, excluding capital lease obligations.

         1998                                 $    6,625
         1999                                      6,339
         2000                                      3,161
         2001                                      3,049
         2002                                      2,960
         Thereafter                               55,384
                                                  ------
              Total                           $   77,518
                                                  ======

CAPITAL LEASES

The present value of the obligations under capital leases at December 31, 1997 is calculated using rates ranging from 10.0% to 10.5%. The following are scheduled minimum capital lease payments (in thousands) due in the succeeding five years and thereafter, together with the present value of such obligations:

         1998                                    $    3,692
         1999                                         1,656
         2000                                         2,998
         2001                                            --
         2002                                            --
         Thereafter                                      --
                                                     ------

         Total minimum lease payments                 8,346
         Less: imputed interest                         937
                                                     ------
        Present value of obligations under
        capital lease                            $    7,409
                                                     ======

Property under capital leases consists of equipment leases and is amortized over the lease terms or expected useful lives of the assets. Accumulated amortization under capital leases was $4.8 million and $4.2 million at December 31, 1997 and 1996, respectively. Amortization expense of property under capital leases totaled approximately $0.6 million for each of the years ended December 31, 1997 and 1996, and $0.8 million for the year ended December 31, 1995.

OPERATING LEASES

In October 1992 and January 1993, World Airways signed a series of agreements with International Lease Finance Corporation ("ILFC"), McDonnell Douglas Corporation, GATX Capital Corporation, and United Technologies Corporation's Pratt & Whitney Group ("Pratt and Whitney") to lease seven new McDonnell Douglas MD-11 aircraft and associated engines under initial lease terms of two to five years. The Company returned one aircraft in August 1997. The remaining six aircraft leases contain annual renewal options in years six through fifteen of the lease term. If these renewal options are not exercised, the Company is required to pay a substantial penalty to the lessor. Under the terms of the lease agreements, World Airways may be required to pay additional rent in excess of the fixed monthly amounts depending on block hours flown.

In February 1992, World Airways signed 12-year operating leases for two McDonnell Douglas DC10-30 passenger aircraft. In July 1993, World Airways returned these aircraft to their lessor. Certain matters related to the termination of these leases were resolved in 1995 and resulted in a gain to the Company of approximately $0.8 million. This gain is included in other income in 1995.

The Company's MD-11 leases contain options to purchase the aircraft at various times throughout the lease terms. Long-term deposits consist primarily of deposits on the MD-11 leases. As part of the lease agreements, World Airways was assigned purchase options for four additional MD-11 aircraft. In 1992, World Airways made non-refundable deposits to McDonnell Douglas toward the option aircraft. In March 1996, the Company entered into an agreement with McDonnell Douglas to lease two MD-11ER aircraft. Under this agreement, the Company is leasing each aircraft for a term of 24 years with an option to return the aircraft after a seven year period, subject to fixed termination fees of $2.8 million per aircraft. The non-refundable deposits of $1.2 million previously paid to McDonnell Douglas towards options on four MD-11 aircraft were applied to the deposits required on the MD-11ER aircraft. The Company entered into a simultaneous agreement with McDonnell Douglas to finance MD-11 spare parts. The Company can borrow a total of $9.0 million of which $3.0 million became available with the delivery of each aircraft and an additional $3.0 million became available in December 1996. Net borrowings under the agreement were $6.3 million and $5.9 million at December 31, 1997 and 1996, respectively. McDonnell Douglas retains a purchase money lien in the purchased parts. In connection with this lease agreement, the Company agreed to assume an existing lease of two additional MD-11 freighter aircraft for 20 years, beginning in 1999, in the event the existing lessee terminates its lease with McDonnell Douglas at that time.

Effective August 1997, the Company entered into an agreement with one of its lessors to return a passenger MD-11 aircraft. The aircraft was returned in September 1997. In conjunction with the aircraft return, the Company forfeited security deposits of $0.2 million and paid an additional $0.2 million to the lessor in 1998.

In October 1997, one of the Company's MD-11 aircraft was damaged upon its landing at Montevideo, Uruguay. The aircraft was out of service until January 1998 while certain repairs were made. The Company expects insurance to cover the majority of repair and certain related costs. Expected insurance proceeds of $3.7 million are included in other receivables in the accompanying balance sheet at December 31, 1997.

In 1995, World Airways entered into three DC10-30 aircraft leases with lease terms, as amended, expiring in September 1998, December 1998 and August 1999. In addition, another DC-10 aircraft lease expires in January 2003.

As of December 31, 1997, the Company's fleet consisted of three passenger MD-11 aircraft, one freighter MD-11 aircraft, two convertible MD-11 aircraft, two MD-11ER aircraft, three passenger DC10-30 aircraft, and one DC10-30 convertible aircraft.

The Company extended the lease terms on two spare engines during 1996. One lease, originally expiring on December 31, 1995, was extended until February 1998. This lease was classified as a capital lease at December 31, 1995, but became an operating lease under the new agreement. The other engine was extended three years from its original April 20, 1996 termination date. During 1997, the Company reached a settlement with its engine manufacturer for reimbursements related to disputed spare engine lease charges. As a result of this settlement, during 1997, the Company reversed aircraft costs of $0.9 million originally recorded during 1996. In addition, the Company received the use, at no charge, of one spare engine through September 30, 1998.

During 1997, the Company's lease for its headquarters space expired, and the Company entered into a new agreement with the lessor to lease the space until 2003. As part of the lease agreement, the lessor agreed to finance certain leasehold improvements provided that the Company meets specific net worth requirements. As a result of the Company's purchase of 3,227,000 shares on September 18, 1997 (see Note 1), the Company was not in compliance with this covenant. The Company and the lessor are currently discussing possible amendments to the agreement.

Rental expense for continuing operations, primarily relating to aircraft leases, totaled approximately $87.7 million, $84.0 million, and $66.4 million for the years ended December 31, 1997, 1996 and 1995, respectively.

The following is a schedule of future annual minimum rental payments, principally aircraft rentals (excluding variable portions), required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1997 (in thousands):

         1998                                     $      79,500
         1999                                            72,772
         2000                                            72,831
         2001                                            72,989
         2002                                            73,148
         Thereafter                                     612,817
                                                        -------
         Total                                    $     984,057
                                                        =======

These future annual minimum rental payments include all option years. Under the terms of certain of the MD-11 leases, if the options are not exercised, the Company must pay a substantial penalty to the lessor, consisting of either a fixed penalty or a penalty based on the number of block hours flown since delivery of the aircraft. The Company intends to exercise the options under these leases.

12. EMPLOYEE BENEFIT PLANS

The World Airways' Crewmembers Target Benefit Plan is a defined contribution plan covering flight engineers and pilots with contributions based upon defined wages. It is a tax-qualified retirement plan under Section 401(a) of the Internal Revenue Code of 1986, as amended (the "Code"). Pension expense for the Target Benefit plan totaled $1.9 million, $2.5 million, and $1.9 million for the years ended December 31, 1997, 1996, and 1995, respectively.

Until September 1996, the Company's flight attendants participated in the World Airways' Flight Attendant Target Benefit Plan, which was a tax-qualified retirement plan under Section 401(a) of the Code. Under the collective bargaining agreement between the Company and the flight attendants, represented by the International Brotherhood of Teamsters ("Teamsters"), that was signed in June 1996 and ratified by the flight attendants in August 1996, the World Airways' Flight Attendant Target Benefit Plan was terminated in September 1996. The Company is required under the agreement to make certain monthly payments on behalf of the flight attendants to the Teamsters subsequent to the termination of the previous plan. Pension contributions made to the Teamsters on behalf of the flight attendants totaled $0.3 million and $0.1 million in 1997 and the fourth quarter of 1996, respectively. Pension expense relating to the Flight Attendant Target Benefit Plan totaled $0.5 million and $0.2 million for the first three quarters of 1996 and the year ended 1995, respectively.

Effective January 1, 1994, World Airways adopted the World Airways, Inc. Retroactivity and Profit Sharing Bonus Plan ("the 1994 Profit Sharing Plan"). The 1994 Profit Sharing Plan provides for the payment of retroactive pay to certain DC10 crewmembers for the period July 1, 1992 to August 15, 1994, as well as for certain profit sharing payments. Distributions under the 1994 Profit Sharing Plan are equal to 20% of World Airways defined earnings, subject to an annual limitation of 10% of the total annual aggregate compensation of World Airways employees participating in the 1994 Profit Sharing Plan in that year. This is not a tax-qualified retirement plan under Section 401(a) of the Code. The Company distributed approximately $1.7 million in 1996 pertaining to 1995 results, which included the retroactive payment required under the plan. The Company did not make any 1997 distributions pertaining to 1996 results. The Company expects to distribute approximately $2.6 million in 1998 pertaining to 1997 results, which is included in accrued salaries and wages in the accompanying balance sheet.

World Airways' cockpit crewmembers and eligible dependents are covered under postretirement health care benefits to age 65. The Company accounts for the cost of health benefits in accordance with FAS #106 which requires accrual accounting for all postretirement benefits other than pensions. World Airways funds the benefit costs on a pay-as-you-go (cash) basis.

A summary of the net periodic postretirement benefit costs for the years ended December 31, 1997, 1996, and 1995 is as follows:

                                                                      1997              1996              1995
                                                                  ------------      ------------      -----------
         Service cost                                             $    157,000      $    176,000      $   118,000
         Interest cost on accumulated
           postretirement benefit obligation                           103,000           100,000          134,000
         Net amortized gain                                           (53,000)          (38,000)         (40,000)
                                                                      --------          --------         --------
              Net periodic postretirement benefit cost            $    207,000      $    238,000      $   212,000
                                                                      ========          ========         ========

The components of the Accumulated Postretirement Benefit Obligation for the years ended December 31, 1997 and 1996 are as follows:

                                                                      1997              1996
                                                                  -----------      ------------
         Retirees and dependents                                  $   863,000      $    789,000
         Fully eligible, active participants                          183,000           229,000
         Not fully eligible participants                            1,706,000         1,527,000
                                                                    ---------         ---------
                                                                  $ 2,752,000      $  2,545,000
         Less: plan assets                                                 --                --
                                                                  -----------        ----------
              Accrued postretirement benefit obligation           $ 2,752,000      $  2,545,000
                                                                    =========         =========

The assumed discount rate used to measure the accumulated postretirement benefit obligation for 1997 and 1996 was 6.75%. The medical cost trend rate in 1998 was 7.5% trending down to an ultimate rate in 2021 of 4.0%. A one percentage point increase in the assumed health care cost trend rates for each future year would have increased the aggregate of the service and interest cost components of 1997 net periodic postretirement benefit cost by $28,000 and would have increased the accumulated postretirement benefit obligation as of December 31, 1997 by $121,000.

The Board of Directors of World Airways adopted an Employee Savings and Stock Ownership Plan (the "Plan") effective October 1, 1996. The Plan is intended to allow employees not covered by collective bargaining agreements, as well as certain WorldCorp and WorldCorp Investments, Inc. employees, to share in the growth and prosperity of the Company, to encourage participants to save on a tax-favored basis, and to provide participants an opportunity to accumulate capital for their future economic security. The Plan is an amendment and continuation of the WorldCorp Employee Savings and Stock Ownership Plan (the "WorldCorp KSOP"). As a result of various business developments, the vast majority of the participants in the WorldCorp KSOP were Company employees. For that reason, the Company and WorldCorp agreed that the Company should assume WorldCorp's obligation under the WorldCorp KSOP. In connection with that action, the Trustees exchanged the unallocated shares of WorldCorp common stock held by the WorldCorp KSOP for a like-value of shares in Company common stock. World Airways also made a special contribution of $50,000 to the Plan.

The WorldCorp KSOP originally assumed bank financing from its predecessor plan, the WorldCorp Employee Stock Ownership Plan. This obligation was paid off by WorldCorp in 1994 and the WorldCorp KSOP agreed to repay WorldCorp the amount of the bank loan. The WorldCorp KSOP refinanced its debt to WorldCorp through a margin loan obtained in January 1995 and amended in May 1996 in the amount of $1.5 million. Principal payments of $90,000 are due quarterly and a final principal payment of $0.1 million is due May 1998. Interest is payable quarterly at the call loan rate plus 1.5%. The margin loan is collateralized by approximately 59,677 of the unallocated shares of common stock owned by the Plan at December 31, 1997. The Company is required to make minimum annual discretionary contributions to the Plan in an amount necessary to pay principal and interest due on the margin loan to the extent that other contributions to the Plan are insufficient to make such payments. Contributions were sufficient to make the required principal and interest payments during 1997. World Airways guarantees payment on the margin loan. The outstanding balance is therefore included in current maturities of long-term obligations and stockholders' equity in the accompanying balance sheet at December 31, 1997.

The Plan will continue to hold the shares of WorldCorp common stock that were allocated to the participants' accounts before October 1, 1996. No additional shares of WorldCorp common stock will be allocated under the Plan on or after that date. Instead, participants will have the opportunity to receive future allocations of Company common stock.

Under the Plan, employees may elect to invest salary deferral contributions in either the World Airways Stock Fund or in other investment funds. The Plan provides employer matching contributions in the World Airways Stock Fund at a rate determined by the Board of Directors, but at no less than 50% of the salary deferral contribution. The employer matching contribution rate in the other investment funds is 33 1/3% of the salary deferral contribution. The Company expensed approximately $0.2 million for its contributions to the Plan during 1997.

On May 24, 1995, the Company's stockholders approved the 1995 Stock Option Plan (the "1995 Plan") that took effect May 31, 1995. Members of the Company's Board of Directors, employees, and consultants to the Company or its affiliates are eligible to participate in the 1995 Plan. The Company has reserved 1,100,000 shares of common stock for issuance upon the exercise of options granted to participants under the 1995 Plan. These options expire at the earlier of the stated expiration, which shall not exceed ten years from the date of grant, or one year after the termination of the participant's employment with the Company. Stock options are granted with an exercise price which shall not be less than 85% of the fair market value of the common stock on the date of grant. The stock options have terms ranging from seven years and seven months to ten years and become vested and fully exercisable at various times through December 2007. At December 31, 1997, 1,469,670 shares have been granted under the 1995 Plan. The Company will seek shareholder approval for the additional options granted during the Annual Meeting in 1998.

On July 27, 1995, the Company adopted the Non-Employee Directors' Stock Option Plan (the "Directors' Plan"), pursuant to which each non-affiliate director will be offered options to purchase 10,000 shares of common stock upon election or appointment to the Board of Directors of the Company. On the third anniversary of the initial award, each such director will be offered an option to purchase 5,000 shares of common stock. Options granted under the Directors' Plan become exercisable in equal monthly installments during the 36 months following the award, as long as the person remains a director of the Company. The exercise price of all such options will be the average closing price of the common stock during the 30 trading days immediately preceding the date of grant. Up to 250,000 shares of common stock may be issued under the Directors' Plan, subject to certain adjustments. There were no shares granted under this Plan at December 31, 1997.

There were no stock options granted during 1996. The per share weighted-average fair value of stock options granted during 1997 and 1995 was $4.67 and $6.29, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

                                              1997                     1995
                                           -----------             -----------
      Expected dividend yield                   0%                      0%
      Risk-free interest rate              5.7% - 5.8%             5.1% - 5.6%
      Expected life (in years)                3 - 10                   4 - 8
      Expected volatility                   53% - 61%               59% - 62%

The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income (loss) would have been changed to the pro forma amounts indicated below (amounts in thousands, except per share data):

                                                                             1997           1996           1995
                                                                         -----------    -----------    ----------
      Net earnings (loss)                                 As reported    $   11,452     $  (14,022)    $     8,896
                                                          Pro forma      $   10,502     $  (14,579)    $     7,778
      Basic earnings (loss) per
         common equivalent share                          As reported    $     1.11     $    (1.19)    $      0.85
                                                          Pro forma      $     1.02     $    (1.23)    $      0.74
      Diluted earnings (loss) per
         common equivalent share                          As reported    $     1.04     $    (1.19)    $      0.84
                                                          Pro forma      $     0.97     $    (1.23)    $      0.74


Stock option activity during the periods indicated is as follows:

                                                                              Number of
                                                                               Options           Weighted-Average
                                                                             Outstanding          Exercise Prices
                                                                             -----------          ---------------
      Balance at December 31, 1994                                                  --              $        --
         Granted                                                             1,095,843                    11.00
         Exercised                                                                  --                       --
         Forfeited                                                                  --                       --
         Expired                                                                    --                       --
                                                                             ---------

      Balance at December 31, 1995                                           1,095,843              $     11.00
         Granted                                                                    --                       --
         Exercised                                                                  --                       --
         Forfeited                                                           (284,670)                    11.00
         Expired                                                                    --                       --
                                                                             ---------

      Balance at December 31, 1996                                             811,173              $     11.00
         Granted                                                               773,000                     7.61
         Exercised                                                                  --                       --
         Forfeited                                                           (114,503)                    11.00
         Expired                                                                    --                       --
                                                                             ---------

      Balance at December 31, 1997                                           1,469,670                     9.20
                                                                             =========

At December 31, 1997, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $6.75 - $12.50 and 5.5 years, respectively. The following table summarizes the stock options outstanding and exercisable at December 31, 1997:

                                               Stock Options Outstanding                 Stock Options Exercisable
                                        -----------------------------------------        -------------------------
                                                         Weighted        Weighted                       Weighted
                                         Number of        Average         Average          Number of     Average
                                          Options        Remaining       Exercise           Options    Exercisable
Range of Excercise Price                Outstanding     Life (Years)       Price          Exercisable     Price
------------------------                -----------     ------------       -----          -----------     -----
     6.75 -  7.00                          48,000          6.92             6.75              12,000       6.75
     7.01 -  8.00                         550,000          7.58             7.38             180,000       7.32
     8.01 -  9.00                         175,000          8.25             8.38              35,000       8.38
    10.01 - 11.00                          10,000          5.42            10.25              10,000      10.25
    11.01 - 12.00                         680,910          3.08            11.00             418,434      11.00
    12.01 - 13.00                           5,760          5.42            12.50               5,760      12.50
                                         ---------                                           -------
                                         1,469,670                                           661,194
                                         =========                                           =======

At December 31, 1997, 1996 and 1995, the number of options exercisable was 661,194, 315,448 and 304,448, respectively, and the weighted-average exercise price of those options was $9.79, $11.00 and $11.00, respectively.

13.   EARNINGS PER SHARE

Earnings per common equivalent share for the years ended December 31, 1997, 1996 and 1995 are computed as follows (amounts in thousands except per share data):

                                                                     For the Year Ended December 31, 1997
                                                           -------------------------------------------------------
                                                               Earnings             Shares             Per-Share
                                                              (Numerator)        (Denominator)           Amount
                                                              -----------        -------------           ------
Basic EPS
    Earnings from continuing operations                    $        11,967              10,302      $         1.16
                                                                                                         =========
Effect of Dilutive Securities
    Options                                                             --                   7
    8% convertible debentures                                        1,375               1,970
                                                                    ------              ------
Diluted EPS
    Earnings available to common stockholders              $        13,342              12,279      $         1.09
                                                                    ======              ======           =========

                                                                     For the Year Ended December 31, 1996
                                                           --------------------------------------------------------
                                                               Earnings             Shares             Per-Share
                                                              (Numerator)        (Denominator)           Amount
                                                              -----------        -------------           ------
Basic EPS
    Earning from continuing operations                     $        18,353              11,806      $         1.55
                                                                                                         =========

Effect of Dilutive Securities
    Options                                                             --                  --
                                                                    ------              ------
Diluted EPS
    Earnings available to common stockholders              $        18,353              11,806      $         1.55
                                                                    ======              ======           =========

                                                                     For the Year Ended December 31, 1995
                                                           -------------------------------------------------------
                                                               Earnings             Shares             Per-Share
                                                              (Numerator)        (Denominator)           Amount
                                                              -----------        -------------           ------
Basic EPS
    Earnings from continuing operations                    $        14,146              10,477      $         1.35
                                                                                                         =========
Effect of Dilutive Securities
    Options                                                             --                  95
                                                                    ------              ------
Diluted EPS
    Earnings available to common stockholders              $        14,146              10,572      $         1.34
                                                                    ======              ======           =========

Effective January 23, 1998, the Company purchased 773,000 shares of its common stock from MHS (see Note 5).

14. FEDERAL AND STATE INCOME TAXES

Income tax expense attributable to earnings from continuing operations consists of (in thousands):
                                          For the years ended December 31,
                                    ------------------------------------------
                                         1997          1996           1995
                                         ----          ----           ----

     U.S. Federal                  $        203   $        724    $       514
     State                                   60           (45)             88
                                          -----          -----           ----
       Income tax expense          $        263   $        679    $       602
                                          =====          =====           ====

There is no deferred tax expense or benefit for the years ended December 31, 1997, 1996, and 1995.

The provision for income taxes for fiscal years 1997, 1996, and 1995 has been presented in the statements of operations as continuing operations and discontinued operations as follows (in thousands):

                                                                               For the years ended December 31,
                                                                        -------------------------------------------
                                                                            1997           1996            1995
                                                                            ----           ----            ----
     Tax provision (benefit) allocated to:
       Continuing operations                                            $        263   $        679    $       602
       Discontinued operations                                                    --          (645)          (306)
                                                                              ------          -----          -----
     Total provision for income tax expense                             $        263   $         34    $       296
                                                                               =====         ======          =====

Income tax expense attributable to earnings from continuing operations for the years ended December 31, 1997, 1996, and 1995 differed from the amounts computed by applying the U.S. Federal income tax rate of 35 percent for the year ended December 31, 1997 and 34 percent for the years ended December 31, 1996 and 1995 as a result of the following (in thousands):

                                                                               For the years ended December 31,
                                                                        ------------------------------------------
                                                                               1997           1996            1995
                                                                                ----           ----            ----
     Expected Federal income tax expense at the statutory rate          $      4,188   $      6,471    $     5,014
     Utilization of net operating loss carryforward                          (5,304)        (7,607)        (4,932)
     Alternative minimum and environmental taxes                                 203            724            285
     State income tax expense, net of Federal benefit                             39           (30)             58
     Other:
       Meals and entertainment                                                   911          1,057            663
       Other                                                                     226             64          (486)
                                                                             -------       --------        -------
     Income tax expense                                                 $        263   $        679    $       602
                                                                             =======        =======        =======

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, are as follows (in thousands):

                                                                                        1997                1996
                                                                                    ------------        ----------
      Deferred tax assets:
         Net operating loss carryforwards                                          $     32,258        $    35,819
         Recognition of sales/leaseback gains                                             1,818              2,126
         Accrued maintenance in excess of reserves paid, primarily
           due to accrual for financial statement purposes                                7,744              6,335
         Accrued postretirement benefit obligation, due to accrual
           for financial statement purposes                                                 963                865
         Discontinued operations accruals                                                    --                272
         Compensated absences, primarily due to accrual for
           financial statement purposes                                                   1,135                805
         Accrued rent                                                                     1,547              1,112
         Alternative minimum tax credit carryforward                                      2,790              2,503
         Investment tax credit carryforward                                                 667                821
         Other                                                                              171                457
                                                                                         ------             ------
           Gross deferred tax assets                                                     49,093             51,115
           Less:  valuation allowance                                                    38,256             43,258
                                                                                         ------             ------
           Net deferred tax assets                                                       10,837              7,857
                                                                                         ------             ------
      Deferred tax liabilities:
         Property and equipment                                                          10,797              7,650
         Other                                                                               40                207
                                                                                        -------             ------
         Gross deferred tax liabilities                                                  10,837              7,857
                                                                                         ------             ------
      Net deferred income taxes                                                    $         --        $        --
                                                                                       ========           ========

The valuation allowance for deferred tax assets as of January 1, 1996 was $39.5 million. The net changes in the total valuation allowance for the years ended December 31, 1997 and 1996 were a decrease of $5.0 million and an increase of $3.8 million, respectively. The Company's estimate of the required valuation allowance is based on a number of factors, including historical operating results. The Company generated net earnings in 1997 and 1995, as compared to net losses in both 1996 and 1994. If the Company generates net earnings in 1998 and favorably resolves certain of the uncertainties facing the Company (see Note 2), it is possible that a change in the estimate of the required valuation allowance will occur in the near term, and could differ materially from the amount recorded at December 31, 1997.

The availability of net operating loss carryforwards to reduce the Company's future federal income tax liability is subject to limitations under section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). Generally, these limitations restrict the availability of net operating loss and investment tax credit carryforwards upon certain changes in stock ownership by five percent shareholders which, in aggregate, exceed 50 percentage points in value in a three-year period ("Ownership Change").

In August 1991, 5.7 million shares of WorldCorp common stock were sold by a group of existing shareholders. This transaction constituted an Ownership Change as defined under Section 382 of the Internal Revenue Code of 1986, as amended. This Ownership Change subjects the Company to an annual limitation in 1991 and future years in the use of net operating loss, alternative minimum tax credit, and investment tax credit carryforwards which were available to WorldCorp (and thus allocable to the Company) on the date on which the Ownership Change occurred. As of December 31, 1997, the Company had net operating loss carryforwards for federal income tax purposes of $92.2 million. Of this amount, $27.8 million is subject to a $6.9 million annual limitation resulting from the 1991 Ownership Change. The Company's net operating loss carryforwards expire as follows (in millions):

            1998              $   3.2
            1999                 12.0
            2000                 15.8
            2001                 10.2
            2005                  4.0
            2008                 26.3
            2009                 17.9
            2011                  2.8
                                -----
                              $  92.2

Use of the Company's net operating loss carryforwards in future years could be further limited if an Ownership Change were to occur in the future. While the Company believes that as of December 31, 1997, no Ownership Change has occurred since the 1991 Ownership Change, the application of the Code in this area is subject to interpretation by the Internal Revenue Service. The NOLs are subject to examination by the IRS and, thus, are subject to adjustment or disallowance resulting from any such IRS examination. In addition, conversion of the Debentures or future transactions in the Company's common stock or the common stock of the Company's stockholders, including conversions of a portion of the outstanding WorldCorp debentures into common stock, may cause an Ownership Change, which could result in a substantial reduction in the annual limitation in the use of the NOLs and the loss of a substantial portion of the NOLs available to the Company.

15.  MAJOR CUSTOMERS

The Company operates in one business segment, the non-scheduled air transportation industry. Information concerning customers for years in which their revenues comprised 10% or more of the Company's operating revenues is presented in the following table (in thousands):

                                              Year ended December 31,
                                     --------------------------------------
                                        1997          1996           1995
                                     ---------     ---------     ----------

Malaysian Airlines                   $  64,995     $ 105,410     $  100,934
U.S. Department of Defense
   (including U.S. Air Force)           78,896        79,029         52,889
Philippine Airlines                     95,427        46,516             --
P. T. Garuda Indonesia                  30,627        39,849         26,263
Look Charters                               --         3,749          3,677

World Airways has provided wet lease services to Malaysian Airlines since 1981, providing wet lease services for Malaysian Airlines' scheduled passenger and cargo operations as well as transporting passengers for the annual Hadj pilgrimage. MHS, which owned 16.8% of the Company as of January 23, 1998, also owns 28% of Malaysian Airlines. The Company also entered into a 32-month agreement for year-round operations (including the Hadj) with Malaysian Airlines whereby the Company is providing two passenger aircraft with cockpit crews, maintenance and insurance to Malaysian Airlines' newly-formed charter division through May 1999. However, the Company agreed to a five month reduction in the utilization of one aircraft during 1997, although the aircraft was redeployed in other activity. Malaysian Airlines has not informed the Company of any reductions for 1998. The Company provided three aircraft for 1997 Hadj operations.

MAS received notice from the Malaysian Hadj Board that MAS would not participate in the 1998 Hadj pilgrimage. As a result, MAS entered into an agreement on behalf of the Company for the Company to provide two DC-10 aircraft to fly in the 1998 Indian Hadj.

The Company has a long-term contract to operate three MD-11 cargo aircraft for Malaysian Airlines. However, beginning in July 1996, and as mutually agreed by the parties, World Airways redeployed two cargo aircraft, which had been operating under these contracts, into another contract which ended in February 1998. The Company and Malaysian Airlines are currently discussing the redeployment of these aircraft back into Malaysian Airlines' operations during 1998 in order to meet the contracts' original obligations. The Company can provide no assurances, however, that the Company will, in fact, be able to do so.

Malaysian Airlines is subject to the financial difficulties associated with the adverse economic conditions in Malaysia and the Asia Pacific Region, but it has remained current with its payments for committed block hour minimums provided in the contracts. Failure by Malaysian Airlines to meet its aircraft lease obligations, if not offset by other business, would have a material adverse effect on the financial condition, cash flows and results of operations of the Company.

The Company's contract with the U.S. Air Force expires in September 1998. The Company anticipates that future renewals of the U.S. Air Force contract will be on an annual basis.

The Company has provided service to PT Garuda Indonesia ("Garuda") since 1973 and has operated under an annual Hadj contract since 1988. World Airways operated six aircraft in the 1997 Garuda Hadj and seven aircraft in the 1996 Garuda Hadj. The Company will operate six aircraft for the 1998 Garuda Hadj.

The Company had agreements with Philippine Airlines to operate four passenger aircraft until November 1997. As a result of the economic distress experienced in the Philippines, the Company negotiated to terminate the agreements on two of the aircraft effective in August 1997, and received monthly termination payments totaling $3.0 million through the original end of the agreements in November 1997. In addition, the contracts on the remaining two aircraft were extended until February 1998 and the per block hour rates for those two aircraft were reduced slightly. The two aircraft which were removed from Philippine Airlines service were redeployed by the Company under agreements with other customers. The contract with Philippine Airlines expired in February 1998.

World Airways provided service to Look Charters under an annual contract from 1992 through 1996. In 1996 and 1995, World Airways performed operations for a summer charter program transporting passengers between Paris, France and various locations in the United States and Mexico.

Although the Company's customers bear the financial risk of filling the Company's aircraft with passengers or cargo, the Company can be affected adversely if its customers are unable to operate the Company's aircraft profitably, or if one or more of the Company's customers experience a material adverse change in their market demand, financial condition or results of operations. Under these circumstances, the Company can be adversely affected by receiving delayed or partial payments or by receiving customer demands for rate and utilization reductions, flight cancellations, and/or early termination of their agreements. See Note 2 for further discussion.

The Company derives a significant percentage of its revenues and block hours from its operations in the Pacific Rim region. Any further economic decline or any military or political disturbance in this area may interfere with the Company's ability to provide service in this area and could have a material adverse effect on the financial condition or results of operations of the Company. See Note 2 for further discussion.

All export contracts are denominated in U.S. dollars as are substantially all of the related expenses. The classification between domestic and export revenues is based on entity definitions prescribed in the economic regulations of the Department of Transportation. Information concerning the Company's export revenues from continuing operations is presented in the following table (in thousands):
                                          For the Years Ended December 31,
                                  ---------------------------------------------
                                        1997            1996           1995
                                        ----            ----           ----
Operating Revenues:
  Domestic                        $    97,469      $    91,516      $    59,278
  Export -  Malaysia                   64,995          105,410          100,934
         -  Philippines                95,427           46,516               --
         -  Indonesia                  30,627           39,849           26,263
         -  Belgium                    15,407               --               --
         -  France                         --            3,749            6,897
         -  Other                       5,487           22,547           49,014
                                      -------          -------          -------
    Total                         $   309,412      $   309,587      $   242,386
                                      =======          =======          =======

16.  RELATED PARTY TRANSACTIONS

Effective January 23, 1998 and December 31, 1997, WorldCorp owned approximately 51.2% and 46.3%, respectively, of the outstanding common stock of World Airways. Transactions between World Airways and WorldCorp are described in Note 4.

Effective January 23, 1998 and December 31, 1997, MHS owned approximately 16.8% and 24.9%, respectively, of the outstanding common stock of World Airways. Effective December 31, 1997, MHS owned approximately 28% of the outstanding common stock of Malaysian Airlines. Malaysian Airlines is one of World Airways' largest customers (see Notes 5 and 15).

In 1997, the Company paid T. Coleman Andrews, the Chairman of WorldCorp and World Airways, $175,000 in salary for his services as Chairman of the Board of Directors of World Airways.

Bain & Company, Inc. provided consulting services of approximately $150,000 to the Company during 1995. A principle of Bain & Company is also a member of the Board of Directors of WorldCorp.

17.  COMMITMENTS AND CONTINGENCIES

LITIGATION AND CLAIMS

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

The Company's cockpit crew members, who are represented by the International Brotherhood of Teamsters (the "Teamsters"), are subject to a four-year collective bargaining agreement that will become amendable in July 1998. Approximately 37% of the Company's employees are covered under this collective bargaining agreement. The Company expects to begin negotiations in April 1998 and cannot predict the outcome of the negotiations or their possible impact on the Company's financial condition and results of operations.

The Company's flight attendants, who are also represented by the Teamsters, are subject to a four-year collective bargaining agreement that will expire in August 2000. The Company's flight attendants argued the "scope clause" of the collective bargaining agreement had been violated by the Company and challenged the use of foreign flight attendant crews on the

Company's flights for Malaysian Airlines and Garuda Indonesia which has historically been the Company's operating procedure. The Company is contractually obligated to permit its Southeast Asian customers to deploy their own flight attendants. While the arbitrator in this matter denied in 1997 the Union's request for back pay to affected flight attendants for flying relating to the 1994 Hadj, the arbitrator concluded that the Company's contract with its flight attendants requires the Company to first actively seek profitable business opportunities that require using the Company's flight attendants, before the Company may accept wet lease business opportunities that use the flight attendants of the Company's customers. Subsequently, in 1997, the flight attendants challenged and filed "scope clause" grievances with respect to four separate wet-lease contracts. The Company and the Teamsters are presently in discussions regarding these grievances. At this time, however, the Company can give no assurance that these discussions will be successful and the grievances will not be submitted to formal arbitration. The Company can provide no assurance as to how the resolution of this matter will affect the Company's financial condition and results of operations.

World Airways has periodically received correspondence from the FAA with respect to minor noncompliance matters. In November 1996, as the FAA has increased its scrutiny of U.S. airlines, World Airways was assessed a preliminary fine of $810,000 in connection with certain security violations by ground handling crews contracted by World Airways for services at foreign airport locations. Under 49 U.S.C., Section 46301, any violation of pertinent provisions of 49 U.S.C. Subsection 40101 or related rules is subject to a civil penalty for each violation. Upon review of the evidence or facts and circumstances relating to the violation, the statute allows for the compromise of proposed civil penalties. The penalties were proposed by the FAA in connection with inspections at foreign airport facilities and relate primarily to ground handling services provided by World Airways' customers in connection with their operations; specifically, the inspection procedures of its aircraft, passengers and associated cargo. In each of these instances, World Airways' customer was in compliance with international regulations, but not the more stringent U.S. requirements, despite the fact that the flights in question did not originate or terminate in the United States. World Airways has taken steps to comply with the U.S. requirements. In September 1997, the Company entered into a consent order and settlement agreement with the FAA in connection with the above-mentioned alleged violations. Pursuant to this agreement, the Company is liable for the sum of $610,000, of which $405,000 was paid in September. The remaining $205,000 was suspended and will be forgiven if the Company complies with the provisions of the settlement agreement, including not incurring any security violations during the one year period following the execution of the settlement agreement. While World Airways believes it is currently in compliance in all material respects with all appropriate standards and has all required licenses and authorities, any material non-compliance by World Airways therewith or the revocation or suspension of licenses or authorities could have a material adverse effect on the financial condition or results of operations of World Airways.

In connection with the discontinuance of World Airways' scheduled service operations, World Airways is subject to claims by various third parties and may be subject to further claims in the future. One claim which had been filed in connection with World Airways' discontinuance of scheduled service to South Africa, and which sought approximately $37.8 million in compensatory and punitive damages, has been settled by the parties for approximately $0.7 million. Also, a claim has been filed in Germany against the Company by a tour operator seeking approximately $3.5 million in compensation related to the cancellation of a summer program in 1996. The Company believes it has substantial defenses to this action, although no assurance can be given of the eventual outcome of this litigation.

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial condition.

CONTINGENT RENTAL PAYMENTS

In July 1993, the Company returned certain DC10-30 aircraft to the lessor (see
Note 11). As a result of this early lease termination, the Company is responsible, until 2004 for one aircraft and 2005 for the second aircraft, for one-third of any deficit in rent incurred in future leases of the aircraft, up to $100,000 monthly per plane, with an overall combined cap of $1,850,000. The Company incurred $984,000 for rent shortfalls through December 1996. The Company's remaining contingent liability related to this matter approximates $866,000.

LETTERS OF CREDIT

At December 31, 1996, restricted cash and short-term investments included customer deposits held in escrow and cash pledged as collateral for various letters of credit facilities issued by a bank on the Company's behalf totaling $1.0 million, with expiration dates occurring in 1997. At December 31, 1997, there were no outstanding letters of credit.

MD-11 ENGINE MAINTENANCE AGREEMENT

Engine maintenance accounts for most of the Company's annual maintenance expenses. Typically, the hourly cost of engine maintenance increases as the aircraft ages. The Company outsources major airframe maintenance and power plant work to several suppliers. The Company has a 10-year contract expiring in August 2003 with United Technologies Corporation's Pratt & Whitney Group for all off-wing maintenance on the PW 4462 engines that power its MD-11 aircraft. Under this contract, the manufacturer agreed to provide such maintenance services at a cost not to exceed specified rates per hour during the term of the contract. The specified rates per hour are subject to annual escalation, increasing substantially in 1998. Accordingly, while the Company believes the terms of this agreement have resulted in lower engine maintenance costs than it otherwise would incur, engine maintenance costs will increase substantially during the last five years of the agreement. The Company began to accrue these increased expenses in 1997 and such expenses will continue to increase during the remainder of the term of the contract as the Company's aircraft fleet ages.

18.  UNAUDITED QUARTERLY RESULTS

The results of the Company's quarterly operations (unaudited) for 1997 and 1996 are as follows (in thousands except share data):

                                                                   Quarter Ended
                                            ---------------------------------------------------------
                                             March 31       June 30      September 30     December 31  Total Year
                                             --------       -------      ------------     -----------  ----------
    1997
    ----

    Operating revenues                      $   78,748     $  81,928     $   79,924     $   68,812     $  309,412

    Operating income (loss)                      6,336         6,498 (1)      4,523 (2)      (500)         16,857

    Earnings (loss) from
        continuing operations                    5,020         5,646          3,726        (2,425)         11,967

    Discontinued operations (less
        applicable tax benefit)                     --            --             --          (515)          (515)

    Net earnings (loss)                     $    5,020     $   5,646     $    3,726     $  (2,940)     $   11,452

    Basic earnings (loss) per common
      share(4):
        Continuing operations               $     0.45     $    0.50     $     0.35     $   (0.30)     $     1.16
        Discontinued operations                     --            --             --         (0.07)         (0.05)
                                                 -----         -----          -----         ------         ------
        Net earnings (loss)                 $     0.45     $    0.50     $     0.35     $   (0.37)     $     1.11
                                                  ====          ====           ====         ======         ======

    Diluted earnings (loss) per common
      equivalent share(4):
        Continuing operations               $     0.45     $    0.50     $     0.25     $        *     $     1.09
        Discontinued operations                     --            --             --              *         (0.05)
                                                 -----         -----          -----        -------         ------
        Net earnings                        $     0.45     $    0.50     $     0.25     $        *     $     1.04
                                                  ====          ====           ====        =======         ======

    1996
    ----
    Operating revenues                      $   65,365     $  86,508     $   75,397     $   82,317     $  309,587

    Operating income (loss)                    (3,325)        15,271          3,716          5,983         21,645

    Earnings (loss) from
        continuing operations                  (3,687)        14,459          2,909          4,672 (3)     18,353

    Discontinued operations (less
        applicable tax benefit)                (4,187)      (28,518)            180            150       (32,375)

    Net earnings (loss)                     $  (7,874)     $(14,059)     $    3,089     $    4,822     $ (14,022)

    Basic earnings (loss) per common share(4):
        Continuing operations               $   (0.31)     $    1.20     $     0.24     $     0.42     $     1.55
        Discontinued operations                 (0.35)        (2.37)           0.02           0.01         (2.74)
                                                ------        ------           ----           ----         ------
        Net earnings (loss)                 $   (0.66)     $  (1.17)     $     0.26     $     0.43     $   (1.19)
                                                ======        ======           ====           ====         ======
    Diluted earnings (loss) per common
      equivalent share (4):
        Continuing operations               $   (0.31)     $    1.20     $     0.24     $     0.42     $     1.55
        Discontinued operations                 (0.35)        (2.37)           0.02           0.01         (2.74)
                                                ------        ------           ----           ----         ------
        Net earnings (loss)                 $   (0.66)     $  (1.17)     $     0.26     $     0.43     $   (1.19)
                                                ======        ======           ====           ====         ======

(1) Operating expenses include a $1.0 million reversal of accrued maintenance expense in excess of the cost of an overhaul of a DC-10 aircraft.
(2) Operating expenses include a $2.3 million reversal of aircraft costs incurred in 1996 and the first six months of 1997, relating to reimbursements for disputed spare engine lease charges (see Note 11).
(3) Earnings from continuing operations in the quarter ended December 31, 1996 includes the reversal of maintenance costs, which had been accrued throughout 1996, of $1.5 million relating to the termination of two DC10-30 aircraft in December 1996 (see Note 5).
(4) Earnings per share for the periods presented have been calculated in accordance with Financial Accounting Standard Board's Statement of Financial Accounting Standard No. 128, Earnings Per Share.

*   Diluted earnings per share are anti-dilutive.

                          INDEPENDENT AUDITORS' REPORT



THE BOARD OF DIRECTORS AND STOCKHOLDERS
WORLD AIRWAYS, INC.:

We have audited the accompanying balance sheets of World Airways, Inc. ("World Airways") as of December 31, 1997 and 1996, and the related statements of operations, changes in common stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 1997. In connection with our audits of the financial statements, we also have audited the related financial statement schedule as listed in Item 14(a)(2) herein. These financial statements and financial statement schedule are the responsibility of World Airways' management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of World Airways as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                         KPMG PEAT MARWICK LLP



WASHINGTON, D.C.
FEBRUARY 9, 1998

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

The Company incorporates herein by reference the information concerning directors contained in its Notice of Annual Stockholder's Meeting and Proxy Statement to be filed within 120 days after the end of the Company's fiscal year (the "1998 Proxy Statement").

EXECUTIVE OFFICERS

The following table sets forth the names and ages of all executive officers of the Company and all positions and offices within the Company presently held by such executive officers:

Name                       Age      Position Held

T. Coleman Andrews,III     43       Chairman of the Board, and Director

Russell L. Ray             62       President and Chief Executive Officer,
                                    and Director

James D. Douglas           48       Executive Vice President and Chief
                                    Financial Officer

Ahmad M. Khatib            49       Executive Vice President - Sales and
                                    Marketing, and Director

Vance Fort                 54       Executive Vice President and General Counsel

William R. Lange           53       Executive Vice President - Operations

T. COLEMAN ANDREWS, III has served as Chairman of the Board of the Company since September 1986. On March 14, 1997, World Airways announced that Charles W. Pollard departed as President and Chief Executive Officer. Pursuant to the Company's bylaws, Mr. Andrews acted as President and Chief Executive Officer on an interim basis pending the hiring of a Russell L. Ray, Jr. as CEO in April 1997. He is a Director and Chairman of the Board of WorldCorp and has served as a Director of InteliData Technologies Corporation (and its predecessor US Order, Inc.) since 1990. From 1978 through 1986, he was affiliated with Bain & Company, Inc., an international strategy consulting firm. At Bain, he was elected partner in 1982 and was a founding general partner in 1984 of The Bain Capital Fund, a private venture capital partnership. Prior to his experience with Bain, Mr. Andrews served in several appointed positions in the White House for the Ford Administration. He is the brother of A. Scott Andrews.

RUSSELL L. RAY, JR. has served as a Director of the Company since July 1993. Mr. Ray was appointed President and CEO of World Airways on April 4, 1997. Prior to that appointment, Mr. Ray was senior advisor to Winston Partners, a private investment firm. From 1992 to 1993, Mr. Ray served as Executive Vice President of British Aerospace, Inc. from 1991 to 1992, Mr. Ray served as President and CEO of Pan American World Airways. From 1988 to 1991, he served as Vice President and General Manager of Commercial Marketing of McDonnell Douglas Corporation, from 1985 to 1988, he served as President of Pacific Southwest Airlines, and from 1971 to 1985, he served as Senior Vice President at Eastern Airlines. Mr. Ray has also served on the boards of directors of a number of public and private companies.

JAMES D. DOUGLAS currently serves as Executive Vice President and Chief Financial Officer. He joined the Company in December 1997 after twenty six years in the transportation industry, all within the Union Pacific Corporation companies. During his tenure with Union Pacific, he held various positions, primarily financial assignments, including Senior Vice President - Finance and Administration for Overnite Transportation Company, Union Pacific's trucking entity, and was President and Chief Operating Officer of that company prior to joining World Airways.

VANCE FORT currently serves as Executive Vice President and General Counsel, and manages the Human Resources department of the Company. He joined the Company as Senior Vice President, Government and International Affairs, in September 1989. He served as Vice President, International and Government Affairs for the Flying Tiger Line, an air cargo service provider, from September 1987 to September 1989. From 1978 to 1987 he served in various positions at the U.S. Department of Transportation, including service as Deputy Assistant Secretary for Policy and International Affairs.

AHMAD M. KHATIB has served as a Director and Executive Vice President - Sales and Marketing of the Company since February 1994. Mr. Khatib has served as Senior Vice President, in different capacities, since June 1988. He joined the Company in May 1972 as a passenger service agent. During his more than 25 years with the Company, he has held numerous management positions in the areas of sales, planning and services as well as in aircraft leasing and related agreements, becoming Vice President of Marketing and Customer Services in 1987.

WILLIAM R. LANGE has served as Executive Vice President - Operations  since
June 19, 1997. Prior to this date, Mr. Lange was the founder and principal of Aero Initiatives, an aviation consulting firm. Mr. Lange was Executive Vice President and Chief Operating Officer of Jetstream Aircraft, Inc. from 1993 until founding Aero Initiatives in 1996, and was Vice President - Jetstream Programs for British Aerospace Holdings, Inc. from 1992. Prior to that, Mr. Lange was President and Chief Operating Officer of Pan Am Express, Inc. from 1989 until 1993 and served in various positions of Pan American World Airways, Inc. from 1973 until 1989.

BENEFICIAL OWNERSHIP REPORTING

The Company incorporates herein by reference the information required by Item 405 of Regulation S-K contained in its 1998 Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

The Company incorporates herein by reference the information concerning executive compensation contained in the 1998 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Company incorporates herein by reference the information concerning security ownership of certain beneficial owners and management contained in the 1998 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company incorporates herein by reference the information concerning certain relationships and related transactions contained in the 1998 Proxy Statement.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

     (1)  Financial Statements

          The following financial statements of World Airways, Inc. are filed herewith:

          Balance Sheets, December 31, 1997 and 1996

          Statements of Operations, Years Ended December 31, 1997, 1996 and 1995

          Statements of Changes in Common Stockholders' Equity (Deficit),
             Years Ended December 31, 1997, 1996 and 1995

          Statements of Cash Flows, Years Ended December 31, 1997, 1996 and 1995

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

      (3)  Index to Exhibits


 No.    Description

 1.1 Form of Underwriting Agreement to be entered into among the Company, WorldCorp, Inc. and the Underwriters. Incorporated herein by reference.

 3.1 Amended and Restated Certificate of Incorporation. Incorporated herein by reference.

 3.2    Amended and Restated Bylaws. Incorporated herein by reference.

 4.1 Article IV of the Company's Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 filed herewith, and Section 6 of the Company's Bylaws, incorporated by reference to
        Exhibit 3.2 filed herewith.

 5.1    Opinion of Hunton & Williams. Incorporated herein by reference.

10.1    The Company's 1995 Stock Option Plan. Incorporated herein by reference.

10.2    Form of Directors' Indemnification Agreement.

10.3 Employment Agreement between the Company and Charles W. Pollard, dated as of January 1, 1995. Incorporated herein by reference.

10.4 Amendment No. 1 to the Employment Agreement between the Company and Charles W. Pollard, dated as of May 31, 1995. Incorporated herein by reference.

10.5 Stock Option Agreement between the Company and Charles W. Pollard, dated as of January 1, 1995. Incorporated herein by reference.

10.6 Amendment No. 1 to the Stock Option Agreement between the Company and Charles W. Pollard, dated as of May 31, 1995. Incorporated herein by reference.

10.7 Agreement between the Company and Flight Attendants represented by International Brotherhood of Teamsters. (Filed as Exhibit 10.67 to WorldCorp, Inc.'s Form S-3 Registration Statement (Commission File No. 91998) filed on December 10, 1987 and incorporated herein by reference.)

10.8 Office Lease--The Hallmark Building dated as of September 20, 1989 between the Company and GT Renaissance Centre Limited Partnership. (Filed as Exhibit 10.38 to WorldCorp, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1989 and incorporated herein by reference.)

10.9 Aircraft Lease Agreement for Aircraft Serial Number 48518 dated as of September 30, 1992 between the Company and International Lease Finance Corporation. (Filed as Exhibit 10.38 to WorldCorp, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference.)

10.10 Amendment No. 1 to Aircraft Lease Agreement for Aircraft Serial Number 48518 dated as of November 1992 between the Company and International Lease Finance Corporation. (Filed as Exhibit 10.68 to WorldCorp, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.)

10.11 Amendment No. 2 to Aircraft Lease Agreement for Aircraft Serial Number 48518 dated as of March 8, 1993 between the Company and International Lease Financial Corporation. (Filed as Exhibit 10.69 to WorldCorp, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.)

10.12 Aircraft Lease Agreement for Aircraft Serial Number 48519 dated as of September 30, 1992 between the Company and International Lease Finance Corporation. (Filed as Exhibit 10.39 to WorldCorp, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference.)

10.13 Amendment No. 2 to Aircraft Lease Agreement for Aircraft Serial Number 48519 dated as of April 23, 1993 between the Company and International Lease Finance Corporation. Incorporated herein by reference.

10.14 Amendment No. 3 to Aircraft Lease Agreement for Aircraft Serial Number 48519 dated as of April 1993 between the Company and International Lease Finance. Incorporated herein by reference.

10.15 Aircraft Lease Agreement for Aircraft Serial Number 48437 dated as of September 30, 1992 between the Company and International Lease Finance Corporation. (Filed as Exhibit 10.40 to WorldCorp, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference.)

10.16 Amendment No. 2 to Aircraft Lease Agreement for Aircraft Serial Number 48437 dated as of March 31, 1993 between the Company and International Lease Finance Corporation. (Filed as Exhibit 10.73 to WorldCorp, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.)

10.17 Amendment No. 3 to Aircraft Lease Agreement for Aircraft Serial Number 48437 dated as of April 15, 1993 between the Company and International Lease Finance Corporation. (Filed as Exhibit 10.74 to WorldCorp, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.)

10.18 Aircraft Lease Agreement for Aircraft Serial Number 48633 dated as of September 30, 1992 between the Company and International Lease Finance Corporation. (Filed as Exhibit 10.41 to WorldCorp, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference.)

10.19 Aircraft Lease Agreement for Aircraft Serial Number 48631 dated as of September 30, 1992 between the Company and International Lease Finance Corporation. (Filed as Exhibit 10.42 to WorldCorp, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference.)

10.20 Amendment No. 2 to Aircraft Lease Agreement for Aircraft Serial Number 48631 dated as of April 28, 1995 between the Company and International Lease Finance Corporation. Incorporated herein by reference.

10.21 Aircraft Lease Agreement for Aircraft Serial Number 48632 dated as of September 30, 1992 between the Company and International Lease Finance Corporation. (Filed as Exhibit 10.43 to WorldCorp, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference.)

10.22 Amendment No. 2 to Aircraft Lease Agreement for Aircraft Serial Number 48632 dated as of April 28, 1995 between the Company and International Lease Finance Corporation. Incorporated herein by reference.

10.23 Accounts Receivable Management and Security Agreement dated as of December 7, 1993 between the Company and BNY Financial Corporation. (Filed as Exhibit 10.46 to WorldCorp, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.)

10.24 Amendment (No. 1) to the Accounts Receivable Management and Security Agreement between the Company and BNY Financial Corporation dated March 15, 1995 and effective as of January 1, 1995. Incorporated herein by reference.

10.25 Amendment No. 2 to the Accounts Receivable Management and Security Agreement between the Company and BNY Financial Corporation dated August 1995. Incorporated herein by reference.

10.26 Long Term Aircraft Charter Agreement dated August 20, 1986 between the Company and Malaysian Airline System Berhad (Filed as Exhibit 10.79 to WorldCorp's Annual Report on Form 10-K for the year ended December 31,
        1986). Incorporated herein by reference.

10.27 Amendment dated April 10, 1991 to the Long Term Aircraft Charter Agreement dated August 20, 1986 between the Company and Malaysian Airline System Berhad. Incorporated herein by reference.

10.28 Stock Purchase Agreement by and among the Company, WorldCorp, Inc., and Malaysian Helicopter Services Berhad dated as of October 30, 1993. (Filed as Exhibit 10.87 to WorldCorp, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.)

10.29 Stock Registration Rights Agreement between the Company and Malaysian Helicopter Services Berhad dated as of October 30, 1993. (Filed as
        Exhibit 10.88 to WorldCorp, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.)

10.30 Shareholders Agreement between Malaysian Helicopter Services Berhad, WorldCorp, Inc. and the Company, dated as of February 3, 1994. (Filed as Exhibit 10.89 to WorldCorp, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.)

10.31 Amendment No. 1 to Shareholders Agreement dated as of February 28, 1994, among WorldCorp, the Company and Malaysian Helicopter Services Berhad. (Filed as Exhibit 10.90 to WorldCorp Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.)

10.32 Agreement between the Company and the International Brotherhood of Teamsters representing the Cockpit Crewmembers employed by the Company dated August 15, 1994-June 30, 1998. (Filed as Exhibit 10.98 to WorldCorp, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.)

10.33 Aircraft Services Agreement dated September 26, 1994 by and between the Company and Malaysian Airline System Berhad. (Filed as Exhibit 10.101 to WorldCorp, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.)

10.34 Freighter Services Agreement dated October 6, 1994 by and between the Company and Malaysian Airline System Berhad. (Filed as Exhibit 10.102 to WorldCorp, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.)

10.35 Amendment No. 1 to Passenger Aircraft Services and Freighter Services Agreement dated December 31, 1994 by and between the Company and Malaysian Airline System Berhad. (Filed as Exhibit 10.107 to WorldCorp, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.)

10.36 Amendment No. 2 to the Aircraft Services and Freighter Services Agreements by and between the Company and Malaysian Airline System Berhad, dated February 9, 1995. Incorporated herein by reference.

10.37 Amendment No. 3 to the Freighter Services Agreement by and between the Company and Malaysian Airline System Berhad dated May, 1995. Incorporated herein by reference.

10.38 1995 U.S. Air Force Contract F11626-94-D0027 dated October 1, 1994 between the Company and Air Mobility Command. (Filed as Exhibit 10.103 to WorldCorp, Inc.'s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1994 and incorporated herein by reference.)

10.39 FY1996 Contractor Team Agreement among the Company, Continental Airlines, Inc., Emery Worldwide Airlines, Inc., Evergreen International Airlines, Inc., Miami Air International, Inc., Northwest Airlines, Inc. and Rich International Airways, Inc. dated April 3, 1995. Incorporated herein by reference.

10.40 Lease agreement for Aircraft Serial Number 48485 dated as of January 15, 1991 between the Company and First Security National Bank of Utah, N.A. (Filed as Exhibit 10.65 to WorldCorp, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference).

10.41 Maintenance Agreement between Malaysian Airline System Berhad and the Company dated March 1, 1995. Incorporated herein by reference.

10.42 Form of Master Services Agreement between the Company and WorldCorp, Inc. Incorporated herein by reference.

10.43 1996 U.S. Air Force Contract dated October 1, 1995 between the Company and Air Mobility Command. Incorporated herein by reference.

10.44 Amendment No. 3 to the Accounts Receivable Management and Security Agreement between the Company and BNY Financial Corporation dated as of September 28, 1995. Incorporated herein by reference.

10.45 Amendment No. 4 to the Accounts Receivable Management and Security Agreement between the Company and BNY Financial Corporation dated as of September 28, 1995. Incorporated herein by reference.

10.46 Form of Non-Employee Directors' Stock Option Plan. Incorporated herein by reference.

11.1   Computation of earnings (loss) per share.                 Filed Herewith

23.1   Consent of Independent Auditors                           Filed Herewith

27     Financial data schedule for the year ended
       December 31, 1997                                         Filed Herewith

(b)    Reports on Form 8-K

       Form 8-K dated September 18, 1997, was filed with the Securities and Exchange Commission on October 2, 1997.

                            STATUS OF PRIOR DOCUMENTS

World Airways' Annual Report on Form 10-K for the year ended December 31, 1997, at the time of filing with the Securities and Exchange Commission, shall modify and supersede all prior documents filed pursuant to Sections 13, 14, and 15(d) of the Securities Exchange Act of 1934 for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933, as amended, which incorporates by reference such Annual Report on Form 10-K.


*     *     *     *     *     *     *     *     *     *     *     *     *     *

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               WORLD AIRWAYS, INC.



                                                    By
                                                    James D. Douglas
                                                    Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                       Title                            Date
---------                       -----                            ----


/s/ Russell L. Ray, Jr.         Chief Executive Officer and       March 31, 1998
(Russell L. Ray, Jr.)           President


/s/ T. Coleman Andrews, III     Chairman of the Board             March 31, 1998
(T. Coleman Andrews, III)


/s/ James D. Douglas            Chief Financial Officer           March 31, 1998
(James D. Douglas)


/s/ Daniel J. Altobello         Director                          March 31, 1998
(Daniel J. Altobello)


/s/ A. Scott Andrews            Director                          March 31, 1998
(A. Scott Andrews)


/s/ John C. Backus              Director                          March 31, 1998
(John C. Backus)


/s/ Ronald R. Fogleman          Director                          March 31, 1998
(Ronald R. Fogleman)


/s/ Wan Malek Ibrahim           Director                          March 31, 1998
(Wan Malek Ibrahim)


/s/ Ahmad M. Khatib             Director                          March 31, 1998
(Ahmad M. Khatib)


/s/ Peter M. Sontag             Director                          March 31, 1998
(Peter M. Sontag)


/s/ Lim Kheng Yew               Director                          March 31, 1998
(Lim Kheng Yew)

                                                                     SCHEDULE II



                               WORLD AIRWAYS, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (IN THOUSANDS)




                                                      Balance at      Charged to       Deductions         Balance
                                                       beginning       costs and       charged to        at end of
                                                       of period       expenses         reserves          period
                                                       ---------       --------         --------          ------
Allowance for Doubtful Accounts - trade
accounts receivable and due from affiliate
------------------------------------------


Year ended December 31, 1997                          $       413     $       565     $         5      $       973
                                                          =======        ========        ========          =======

Year ended December 31, 1996                          $       258     $       300     $       145      $       413
                                                          =======        ========         =======          =======

Year ended December 31, 1995                          $        35     $       370     $       147      $       258
                                                          =======        ========         =======          =======







Valuation Allowance for Deferred Tax Assets
-------------------------------------------


Year ended December 31, 1997                          $    43,258     $        --     $     5,002      $    38,256
                                                           ======         =======          ======           ======

Year ended December 31, 1996                          $    39,453     $     3,805     $        --      $    43,258
                                                           ======          ======        ========           ======

Year ended December 31, 1995                          $    51,143     $        --     $    11,690      $    39,453

                                                           ======         =======          ======           ======