Form 10-Q
period 1998-03-31
WORLD AIRWAYS INC /DE/
filed 1998-05-15
CIK 949240

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            -------------------------


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


      For the Quarter Ended: MARCH 31, 1998 Commission File Number 0-26582


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of the registrant's Common Stock outstanding on April 29, 1998 was 7,230,064.

                               WORLD AIRWAYS, INC.

                  MARCH 31, 1998, QUARTERLY REPORT ON FORM 10Q

                                TABLE OF CONTENTS


                                                                            PAGE

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

Condensed Balance Sheets, March 31, 1998 and December 31, 1997.................3

Condensed Statements of Operations, Three Months Ended March 31,
1998 and 1997..................................................................5

Condensed Statement of Changes in Common Stockholders' Deficit,
Three months ended March 31,1998...............................................6

Condensed Statements of Cash Flows, Three months ended
March 31, 1998 and 1997........................................................7

Notes to Condensed Financial Statements........................................8

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations.................................11


PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K......................................21

ITEM 1.  FINANCIAL STATEMENTS

                               WORLD AIRWAYS, INC.
                            CONDENSED BALANCE SHEETS
                                     ASSETS
                                 (IN THOUSANDS)

                                                                                    (unaudited)
                                                                                       March 31,     December 31,
                                                                                        1998             1997
                                                                                     ----------       ----------
     Cash and cash equivalents, including restricted
         cash of $29 at March 31, 1998
         and $498 at December 31, 1997                                              $    10,691      $    25,887

     Restricted short-term investments                                                      145               --

     Trade accounts receivable, less allowance for
         doubtful accounts of $558 at March 31, 1998
         and $498 at December 31, 1997                                                    4,630            7,747

     Other receivables                                                                    8,263            9,485

     Due from affiliate, less allowance for
         doubtful accounts of $537 at March 31, 1998
         and $475 at December 31, 1997                                                    5,049            2,471

     Prepaid expenses and other current assets                                            7,603            7,995

     Assets held for sale                                                                   500              500
                                                                                        -------          -------

         Total current assets                                                            36,881           54,085
                                                                                        -------          -------

ASSETS HELD FOR SALE                                                                      2,590            2,734

EQUIPMENT AND PROPERTY
     Flight and other equipment                                                          87,156           86,774
     Equipment under capital leases                                                      12,266           12,266
                                                                                        -------          -------
                                                                                         99,422           99,040
     Less: accumulated depreciation and amortization                                     27,582           25,603
                                                                                        -------          -------

         Net equipment and property                                                      71,840           73,437
                                                                                        -------          -------

LONG-TERM OPERATING DEPOSITS                                                             15,886           16,059

OTHER ASSETS AND DEFERRED CHARGES, NET                                                    2,352            2,833
                                                                                        -------          -------

TOTAL ASSETS                                                                        $   129,549      $   149,148

                                                                                        =======          =======

                                                                                                     (Continued)

                               WORLD AIRWAYS, INC.
                            CONDENSED BALANCE SHEETS
                                   (CONTINUED)
                  LIABILITIES AND COMMON STOCKHOLDERS' DEFICIT
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                                    (unaudited)
                                                                                      March 31,      December 31,
                                                                                        1998             1997
                                                                                    ------------     -----------
CURRENT LIABILITIES
     Notes payable                                                                  $     2,706      $     4,039
     Current maturities of long-term obligations                                         10,941            9,856
     Accounts payable                                                                    15,817           19,824
     Unearned revenue                                                                     2,691            2,486
     Accrued maintenance in excess of reserves paid                                       5,485            2,481
     Accrued salaries and wages                                                          12,103           10,976
     Accrued taxes                                                                        1,325            1,386
     Due to affiliate                                                                     1,158            3,304
     Other accrued liabilities                                                              511            1,553
                                                                                        -------          -------
         Total current liabilities                                                       52,737           55,905
                                                                                        -------          -------

LONG-TERM OBLIGATIONS, NET                                                               70,701           75,071

OTHER LIABILITIES
     Deferred gain from sale-leaseback transactions, net of
         accumulated amortization of $20,419 at March 31,
         1998 and $20,156 at December 31, 1997                                            4,932            5,195
     Accrued maintenance in excess of reserves paid, noncurrent                           9,036           10,575
     Accrued postretirement benefits                                                      2,794            2,752
     Other liabilities                                                                    4,684            4,421
                                                                                        -------          -------
         Total other liabilities                                                         21,446           22,943
                                                                                        -------          -------

TOTAL LIABILITIES                                                                       144,884          153,919
                                                                                        -------          -------

COMMON STOCKHOLDERS' DEFICIT
     Common stock, $.001 par value (40,000,000 shares authorized; 12,000,064 shares issued and 7,230,064 outstanding at March 31, 1998 and
         12,000,064 shares issued and
         8,003,064 outstanding at December 31, 1997)                                         12               12
     Preferred stock, $.001 par value (5,000,000 shares authorized and no shares issued or outstanding at March 31, 1998
         and December 31, 1997)                                                              --               --
     Additional paid-in capital                                                          42,522           42,522
     Contributed capital                                                                  3,000            3,000
     Accumulated deficit                                                               (20,541)         (17,554)
     ESSOP guaranteed bank loan                                                           (144)            (227)
     Note receivable from WorldCorp                                                     (1,750)               --
     Treasury stock, at cost (4,770,000 shares at March 31,
         1998 and 3,997,000 shares at December 31, 1997)                               (38,434)         (32,524)
                                                                                       --------        ---------
         Total common stockholders' deficit                                            (15,335)          (4,771)
                                                                                       --------        ---------

COMMITMENTS AND CONTINGENCIES

TOTAL LIABILITIES AND COMMON STOCKHOLDERS'
     DEFICIT                                                                        $   129,549      $   149,148
                                                                                       ========         ========


            See accompanying Notes to Condensed Financial Statements

                               WORLD AIRWAYS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                         1998             1997
                                                                                    -----------      -----------
OPERATING REVENUES
     Flight operations                                                              $    68,899      $    78,421
     Flight operations subcontracted to other carriers                                      242              240
     Other                                                                                   81               87
                                                                                       --------          -------
         Total operating revenues                                                        69,222           78,748
                                                                                        -------          -------

OPERATING EXPENSES
     Flight                                                                              16,715           16,432
     Maintenance                                                                         15,572           16,678
     Aircraft costs                                                                      21,268           24,686
     Fuel                                                                                 5,440            3,040
     Flight operations subcontracted to other carriers                                      426              357
     Promotions, sales and commissions                                                    2,650            2,281
     Depreciation and amortization                                                        2,335            2,135
     General and administrative                                                           6,408            6,803
                                                                                        -------          -------
         Total operating expenses                                                        70,814           72,412
                                                                                        -------          -------

OPERATING INCOME (LOSS)                                                                 (1,592)            6,336
                                                                                        -------          -------

OTHER INCOME (EXPENSE)
     Interest expense                                                                   (1,827)          (1,163)
     Interest income                                                                        382              148
     Other, net                                                                              50             (51)
                                                                                       --------         --------
         Total other expense                                                            (1,395)          (1,066)
                                                                                       --------         --------

EARNINGS (LOSS) BEFORE INCOME TAXES                                                     (2,987)            5,270

INCOME TAX EXPENSE                                                                           --            (250)
                                                                                       --------         --------

NET EARNINGS (LOSS)                                                                 $   (2,987)      $     5,020
                                                                                       ========         ========

NET EARNINGS (LOSS) PER SHARE
         Basic                                                                      $    (0.40)      $      0.45
                                                                                      =========         ========
         Diluted                                                                    $        *       $      0.45
                                                                                      =========         ========

WEIGHTED AVERAGE COMMON AND COMMON
     EQUIVALENT SHARES OUTSTANDING
         Basic                                                                           7,419            11,233
                                                                                         =====            ======

        Diluted                                                                             *             11,238
                                                                                         =====            ======

     *Amounts are anti-dilutive


            See accompanying Notes to Condensed Financial Statements

                               WORLD AIRWAYS, INC.
                         CONDENSED STATEMENTS OF CHANGES
                         IN COMMON STOCKHOLDERS' DEFICIT
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                                  Note                    Total
                                               Additional                             ESSOP     Receivable  Treasury      Common
                                       Common    Paid-in  Contributed  Accumulated  Guaranteed     from       Stock,   Stockholders'
                                        Stock    Capital    Captital     Deficit     Bank Loan  WorldCorp    At Cost      Deficit
                                        -----    -------    -------      -------     ---------    ------     -------      -------
BALANCE AT
     DECEMBER 31, 1997                $    12   $ 42,522     $ 3,000    $ (17,554)   $ (227)  $      --     $(32,524)    $ (4,771)

Common stock repurchases                  --          --         --            --        --          --       (5,910)      (5,910)
     (773,000 shares)

Employee Savings and Stock
     Ownership Plan
     Guaranteed bank loan                 --          --         --            --        83          --           --           83

Note Receivable from
     WorldCorp                            --          --         --            --        --      (1,750)          --       (1,750)

Net Loss                                  --          --         --        (2,987)       --          --           --       (2,987)
                                     -------    --------     -------      --------     -----     -------     --------     --------

BALANCE AT MARCH 31, 1998            $    12    $ 42,522     $ 3,000     $(20,541)    $(144)    $(1,750)    $(38,434)    $(15,335)
                                     =======     =======     =======      ========     =====     =======     ========     ========

            See accompanying Notes to Condensed Financial Statements

                               WORLD AIRWAYS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                    1998                  1997
                                                                                -------------        --------------

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                $      25,887        $        7,028

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)                                                                   (2,987)                 5,020
Adjustments to reconcile net income (loss) to cash
    provided (used) by operating activities:
    Depreciation and amortization                                                       2,335                 2,135
    Deferred gain recognition                                                           (264)                 (264)
    Provision for losses on accounts receivable                                           122                    --
    Other                                                                                 455                   133
    Changes in certain assets and liabilities net of effects of non-cash transactions:
       Decrease in accounts receivable                                                  1,639                 3,670
       (Increase) decrease in restricted short-term investments                         (145)                    10
       Decrease in deposits, prepaid expenses
          and other assets                                                                365                   610
       Decrease in accounts payable, accrued
          expenses and other liabilities                                              (4,358)               (3,141)
       Increase (decrease) in unearned revenue                                            205                 (451)
                                                                                    ---------             ---------
    Net cash provided (used) by operating activities                                  (2,633)                 7,722
                                                                                    ---------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to equipment and property                                                     (382)               (2,659)
Proceeds from disposals of equipment and property                                          99                   182
                                                                                     --------              --------
    Net cash used by investing activities                                               (283)               (2,477)
                                                                                     --------              --------

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in line of credit borrowing arrangement, net                                      --               (4,086)
Issuance of debt                                                                           --                   163
Repayment of debt                                                                     (4,552)               (5,264)
Purchase of World Airways common stock, at cost                                       (5,910)                 (476)
Debt issuance costs                                                                      (68)                    --
Loan to WorldCorp                                                                     (1,750)                    --
                                                                                     --------              --------
    Net cash used by financing activities                                            (12,280)               (9,663)
                                                                                     --------              --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                            (15,196)               (4,418)
                                                                                     --------              --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $      10,691         $       2,610
                                                                                     ========              ========


            See accompanying Notes to Condensed Financial Statements

                               WORLD AIRWAYS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The condensed balance sheet of World Airways, Inc. ("World Airways" or the "Company") as of March 31, 1998, the related condensed statements of operations for the three month periods ended March 31, 1998 and 1997, the condensed statement of changes in common stockholders' deficit for the three months ended March 31, 1998, and the condensed statements of cash flows for the three months ended March 31, 1998 and 1997 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

      The condensed financial statements and notes are presented as required by Form 10-Q and do not contain certain information included in the Company's annual financial statements and notes. These financial statements should be read in conjunction with the financial statements and the notes included in the Company's Form 10-K for the year ended December 31, 1997.

2. On August 26, 1997, the Company completed a private offering, issuing $50.0 million of 8% convertible senior subordinated debentures (the "Debentures") due in 2004 (the "Offering"). The Debentures were subsequently registered with the Securities and Exchange Commission. In connection with the above-mentioned Offering, the Company and WorldCorp, Inc. ("WorldCorp") entered into an agreement (the "Agreement") on August 20, 1997 for the purchase by World Airways of up to 4.0 million shares of common stock owned by WorldCorp at a purchase price of $7.65 per share. On September 18, 1997, the Company purchased 3,227,000 shares of its common stock from WorldCorp for approximately $24.7 million. Therefore, at December 31, 1997, WorldCorp and MHS owned approximately 46.3% and 24.9% of World Airways, respectively. The remaining shares were publicly traded. In accordance with a shareholders agreement, dated as of February 3, 1994, as amended, among WorldCorp, MHS and the Company, if WorldCorp were to dispose of its holdings in the Company with the result that WorldCorp's ownership interest in the Company falls below 51% of the outstanding shares of common stock, then MHS may either sell its shares to a third party or require WorldCorp to sell a pro rata number of shares held by MHS to the party purchasing WorldCorp's shares. Therefore, as a result of the purchase of 3,227,000 shares of common stock by World Airways from WorldCorp, MHS had the right to sell, and accordingly sold, 773,000 shares of its World Airways common stock to the Company for approximately $5.9 million, effective January 23, 1998. Therefore, effective January 23, 1998, WorldCorp and MHS own approximately 51.2% and 16.8%, respectively, of World Airways.

3. In 1996, World Airways instituted a program to purchase up to one million shares of its publicly-traded Common Stock pursuant to open market transactions. As of March 31, 1998, World Airways had purchased 770,000 shares of Common Stock at an aggregate cost of approximately $7.9 million pursuant to such program. The Company does not intend to purchase any additional shares at this time.

4. On April 20, 1998, WorldCorp consummated a transaction pursuant to which it acquired an 80% interest in Paper Acquisition Corp., a Delaware corporation ("Paper"). Pursuant to the transaction, (i) WorldCorp exchanged seven-year warrants to acquire 35% (after the exercise of such warrants and the WorldCorp Acquisition Corp. options described below) of the issued and outstanding capital stock of WorldCorp Acquisition Corp. a Delaware corporation ("WorldCorp Acquisition"), held by WorldCorp for certain of the shares of Paper held by the Paper shareholders (the warrants are exercisable after one-year, at an exercise price of 125% of the estimated fair market value of the WorldCorp Acquisition stock at April 20, 1998 and payable with a seven-year, full-recourse, interest only note)(ii) WorldCorp contributed all of its shares of World Airways and the Paper shares received above, to WorldCorp Acquisition Corp., in exchange for 80% of the issued and outstanding capital stock of WorldCorp Acquisition and (iii) the holders of Paper contributed their shares of capital stock of Paper in exchange for (A) 20% of the issued and outstanding capital stock of WorldCorp Acquisition, (B) the assumption of approximately $15 million of debt, net of cash and investments, of Paper,
      (C) $15 million of 8% interest only promissory notes of WorldCorp Acquisition due in April 2003, (D) $1 million of 8% promissory notes of WorldCorp Acquisition due in March 1999 and (E) an earn-out based on the earnings before interest, taxes, depreciation and amortization of Paper during the next five years. The earn-out is payable, including interest at 10%, in September 2002. WorldCorp has pledged all of its shares of common stock of both WorldCorp Acquisition and InteliData, and WorldCorp Acquisition has pledged all of its shares of common stock of both World Airways and Paper to the current Paper shareholders to collateralize the notes and the earn-out. One million shares of World Airways owned by WorldCorp were previously pledged to secure a loan of approximately $2.0 million from World Airways to WorldCorp. After repayment of the loan and release of the shares, the shares will become subject to the pledge to the former Paper shareholders. The notes contain various restrictive covenants, including dividend restrictions on WorldCorp and its subsidiaries, limitations on transfers of cash to WorldCorp, as well as cross-default provisions. Upon an event of default, the note holders may assume control of the WorldCorp Acquisition board and the pledged collateral.

5. On February 21, 1998, World Airways loaned WorldCorp $1.75 million, which was used by WorldCorp to pay debt obligations. The loan is collateralized by 1.0 million of World Airways shares owned by WorldCorp and bears interest at prime plus 2.5% and is due on April 28, 1998. The loan is included as a separate component of stockholders' deficit in the accompanying condensed balance sheet. Subsequent to March 31, 1998, the Company loaned WorldCorp an additional $0.25 million which bears the same terms as the original loan. WorldCorp failed to make the required payment on April 28, 1998. Under the direction of the Board of Directors, the Company continues to examine all alternatives to complete this transaction.

6. Effective March, 1998 the Company amended its Credit Agreement with BNY Financial Corporation ("BNY") for three years. The amended line of credit has a maximum borrowing capacity of $25.0 million, subject to borrowing base amounts related to receivables and spare parts inventory, as defined. The receivables portion of the facility has a rate equal to the Prime Rate. The spare parts portion of the facility has a sub-limit of $11.0 million at the Prime Rate +1/2of 1%. Further, the receivables facility allows for the issuing of Letters of Credit to a sub-limit amount of $4.0 million. At the end of the first quarter, there were no outstanding amounts on this facility. The amended agreement contains certain dividend and borrowing restrictions as well as certain covenants related to the Company's financial condition and operating results, including Net Income, Tangible Net Worth and a Debt Coverage Ratio of 1:1. Borrowings under this amended Credit Agreement are collateralized by certain receivables, inventory, and equipment.

      At March 31, 1998, the Company was not in compliance with one covenant, but obtained a waiver of the covenant from the financial institution.

7. For a discussion of commitments and contingencies see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Legal and Administrative Proceedings".

8. Earnings (loss) per share for the three months ended March 31, 1998 and 1997 are computed as follows (amounts in thousands except share data):


                                                                    FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                                                  ----------------------------------------------
                                                                      Loss           Shares            Per-Share
                                                                  (NUMERATOR)    (DENOMINATOR)           AMOUNT
                                                                  -----------    -------------     --------------
     Basic EPS
         Net loss                                                 $    (2,987)            7,419     $       (0.40)
                                                                                                        =========
      Effect of Dilutive Securities
         Options                                                           --               --
         8% convertible debentures                                        967            5,618
                                                                      -------          -------
      Diluted EPS
         Net loss                                               $     (2,020)           13,037     $           *
                                                                      =======           ======          =========

                                                                     FOR THE THREE MONTHS ENDED MARCH 31, 1997
                                                                -------------------------------------------------
                                                                   Earnings         Shares           Per-Share
                                                                  (NUMERATOR)    (DENOMINATOR)         AMOUNT
                                                                  -----------    -------------     -------------
      Basic EPS
         Net earnings available to common stockholders          $       5,020           11,233     $         0.45
                                                                                                        =========
      Effect of Dilutive Securities
         Options                                                           --                5
                                                                       ------           ------
      Diluted EPS
         Net earnings available to common stockholders          $       5,020           11,238     $         0.45
                                                                       ======           ======           ========

         *  Anti-dilutive

9. The Company adopted Statement of Financial Accounting Standards No. 130 (FAS No. 130), "Reporting Comprehensive Income", effective January 1, 1998. FAS No. 130 established standards for the reporting and display of comprehensive income and its components in the financial statements. The adoption of FAS No. 130 does not impact the Company since the Company did not record any components of comprehensive income during the three months ended March 31, 1998 or March 31, 1997.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (FAS No. 131), "Disclosure about Segments of an Enterprise and Related Information". FAS No. 131 requires the Company to present certain information about operating segments and related information, including geographic and major customer data, in its annual financial statements and in condensed financial statements for interim periods. The Company is required to adopt the provisions of this Statement during fiscal year 1998 The Company has not completed its analysis of the impact on the financial statements that will be caused by the adoption of this Statement.

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

World Airways was organized in March 1948 and became a wholly owned subsidiary of WorldCorp, Inc. ("WorldCorp") in a holding company reorganization in 1987. In February 1994, pursuant to an October 1993 agreement, WorldCorp sold 24.9% of its ownership to MHS Berhad ("MHS"), a Malaysian aviation company. Effective December 31, 1994, WorldCorp increased its ownership in the Company to 80.1% through the purchase of 5% of World Airways common stock held by MHS. In October 1995, the Company completed an initial public offering in which 2,000,000 shares were issued and sold by the Company and 900,000 shares were sold by WorldCorp. On September 18, 1997, the Company repurchased 3,227,000 shares of its common stock from WorldCorp. At December 31, 1997, WorldCorp and MHS owned 46.3% and 24.9%, respectively, of the outstanding common stock of World Airways. The balance was publicly traded. On January 23, 1998, the Company purchased 773,000 shares of its common stock from MHS in accordance with the shareholders agreement. At March 31, 1998, WorldCorp and MHS own 51.2% and 16.8% respectively, of the outstanding common stock of World Airways, with the balance publicly traded.

On August 26, 1997, the Company completed a private offering, issuing $50.0 million of 8% convertible senior subordinated debentures (the "Debentures") due in 2004 (the "Offering"). The Debentures were subsequently registered with the Securities and Exchange Commission. The Debentures are unsecured obligations, convertible into shares of the Company's common stock at $8.90 per share, subject to adjustment in certain events, and subordinated to all present and future senior indebtedness of the Company. In the event of a change in control of the Company, as defined, the holders of the Debentures could require the Company to repurchase the outstanding Debentures. The Debentures are not redeemable by the Company prior to August 26, 2000. The Company used the net proceeds of the Offering to repurchase approximately 4.0 million shares of its common stock, repay certain indebtedness, increase working capital and for general corporate purposes.

In connection with the above-mentioned Offering, the Company and WorldCorp, Inc. ("WorldCorp") entered into an agreement (the "Agreement") on August 20, 1997 for the purchase by World Airways of up to 4.0 million shares of common stock owned by WorldCorp at a purchase price of $7.65 per share. On September 18, 1997, the Company purchased 3,227,000 shares of its common stock from WorldCorp for approximately $24.7 million. In accordance with a shareholders agreement dated as of February 3, 1994, as amended, among WorldCorp, MHS and the Company, if WorldCorp were to dispose of its holdings in the Company with the result that WorldCorp's ownership interest in the Company falls below 51% of the outstanding shares of common stock, then MHS may either sell its shares to a third party or require WorldCorp to sell a prorata number of shares held by MHS the party purchasing WorldCorp's shares. Therefore, as a result of the purchase of 3,227,000 shares of common stock by World Airways from WorldCorp, MHS had the right to sell, and accordingly sold, 773,000 shares of common stock to World Airways for approximately $5.9 million, effective January 23, 1998.

In 1996, World Airways instituted a program to purchase up to one million shares of its publicly-traded Common Stock pursuant to open market transactions. As of March 31, 1998, World Airways had purchased 770,000 shares of Common Stock at an aggregate cost of approximately $7.9 million pursuant to such program. The Company does not intend to purchase any additional shares at this time.

On April 20, 1998, WorldCorp consummated a transaction pursuant to which it acquired an 80% interest in Paper Acquisition Corp., a Delaware corporation ("Paper"). Pursuant to the transaction, (I) WorldCorp exchanged seven-year warrants to acquire 35% (after the exercise of such warrants and the WorldCorp Acquisition Corp. options described below) of the issued and outstanding capital stock of WorldCorp Acquisition Corp. a Delaware corporation ("WorldCorp Acquisition"), held by WorldCorp for certain of the shares of Paper held by the Paper shareholders (the warrants are exercisable after one-year, at an exercise price of 125% of the estimated fair market value of the WorldCorp Acquisition stock at April 20, 1998 and payable with a seven-year, full-recourse, interest only note)(ii) WorldCorp contributed all of its shares of World Airways and the Paper shares received above, to WorldCorp Acquisition Corp., in exchange for 80% of the issued and outstanding capital stock of WorldCorp Acquisition and (iii) the holders of Paper contributed their shares of capital stock of Paper in exchange for (A) 20% of the issued and outstanding capital stock of WorldCorp Acquisition, (B) the assumption of approximately $15 million of debt, net of cash and investments, of Paper, (C) $15 million of 8% interest only promissory notes of WorldCorp Acquisition due in April 2003, (D) $1 million of 8% promissory notes of WorldCorp Acquisition due in March 1999 and (E) an earn-out based on the earnings before interest, taxes, depreciation and amortization of Paper during the next five years. The earn-out is payable, including interest at 10%, in September 2002. WorldCorp has pledged all of its shares of common stock of both WorldCorp Acquisition and InteliData, and WorldCorp Acquisition has pledged all of its shares of common stock of both World Airways and Paper to the current Paper shareholders to collateralize the notes and the earn-out. One million shares of World Airways owned by WorldCorp were previously pledged to secure a loan of approximately $2.0 million from World Airways to WorldCorp. After repayment of the loan and release of the shares, the shares will become subject to the pledge to the former Paper shareholders. The notes contain various restrictive covenants, including dividend restrictions on WorldCorp and its subsidiaries, limitations on transfers of cash to WorldCorp, as well as cross-default provisions.

OVERVIEW

GENERAL

World Airways is a global provider of long-range passenger and cargo air transportation outsourcing services to major international airlines under fixed rate, multi-year contracts. The Company's passenger and freight operations employ 12 wide-body aircraft which are operated under contracts, a substantial portion of which are with Pacific Rim airlines. These contracts generally require the Company to supply aircraft, crew, maintenance and insurance ("ACMI" or "wet lease"), while the Company's customers are responsible for the other operating expenses, including fuel. World Airways' airline customers have determined that outsourcing a portion of their wide-body passenger and cargo requirements can be less expensive, and offers greater operational and financial flexibility, than purchasing new aircraft and additional spare parts required for such aircraft. World Airways also leads a contractor teaming arrangement that is one of the largest single suppliers of commercial airlift services to the United States Air Force's Air Mobility Command ("U.S. Air Force" or "USAF").

The Company generally charges customers on a block hour basis rather than a per seat or per pound basis. "Block hours" are defined as the elapsed time computed from the moment the aircraft first moves under its own power at the point of origin to the time it comes to rest at its final destination. The Company provides most services under two types of contracts: wet lease contracts and full service contracts. Under wet lease contracts, the Company provides the aircraft, cockpit crew, maintenance and insurance and the customer provides all other operating services and bears all other operating expenses, including fuel and fuel servicing, marketing costs associated with obtaining passengers and/or cargo, airport passenger and cargo handling fees, landing fees, cabin crews, catering, ground handling and aircraft push-back and de-icing services. Under full service contracts in addition to those services provided under an ACMI contract, the Company provides fuel, catering, ground handling, cabin crew and all related support services as well. Accordingly, the Company generally charges a lower rate per block hour for wet lease contracts than full service contracts, although it does not necessarily earn a lower profit. Because of shifts in the mix between full service contracts and wet lease contracts, fluctuations in revenues are not necessarily indicative of volume trends or profitability. It is important, therefore, to measure the Company's business volume by block hours flown and to measure profitability by operating income per block hour.

The Company's operating philosophy is to build on its existing ACMI relationships to achieve a strong platform for future growth. World Airways concentrates on ACMI contracts which shift yield, load factor and certain cost risks to the customer. The customer bears the risk of filling the aircraft with passengers or cargo and assumes operating expenses, including fuel. World Airways has elected to emphasize its ACMI business because the Company perceives a number of opportunities created by a growing global economy, particularly growth in second and third world economies where the demand for airlift exceeds capacity. World Airways attempts to maximize profitability by combining its multi-year ACMI contracts with short term, higher-yielding ACMI agreements which meet the peak seasonal requirements of its customers. The Company responds opportunistically to rapidly changing market conditions by maintaining a flexible fleet of aircraft that can be deployed in a variety of configurations.

As noted above, the Company has focused its business on ACMI contract services. As is common in the air transportation industry, the Company has relatively high fixed aircraft costs. World Airways operates a fleet of eight MD-11 and four DC10-30 wide-body aircraft, and while the Company believes that the lease rates on its MD-11 aircraft are favorable relative to lease rates of other MD-11 operators, the Company's MD-11 aircraft have higher lease costs (although lower operating costs) than its DC10- 30 aircraft. Therefore, achieving high average daily utilization of its aircraft (particularly its MD-11 aircraft) at attractive yields are important factors to the Company's financial results. In addition to fixed aircraft costs, a portion of the Company's labor costs are fixed due to monthly minimum guarantees to cockpit crewmembers and flight attendants. Factors that affect the Company's ability to achieve high utilization in its ACMI business include the compatibility of the Company's aircraft with customer needs and the Company's ability to react on short notice to customer requirements (which can be unpredictable due to changes in traffic rights, aircraft delivery schedules and aircraft maintenance requirements). Other factors that affect the ACMI business include particular domestic and foreign regulatory requirements, as well as a trend toward aviation deregulation which is increasing the number of alliances and code share arrangements.

SIGNIFICANT CUSTOMER RELATIONSHIPS

During the first three months of 1998, the Company's business relied heavily on its contracts with Malaysian Airline System Berhad ("Malaysian Airlines"), Philippine Airlines, Inc. ("Philippine Airlines"), P.T. Garuda Indonesia ("Garuda") and the U.S. Air Force. In 1998, these customers provided approximately 20%, 10%, 22% and 37%, respectively, of the Company's revenues and 20%, 12%, 25% and 24%, respectively, of total block hours. In 1997, these customers provided approximately 33%, 36%, 13%, and 17%, respectively, of the Company's revenues and 37%, 37%, 14%, and 10%, respectively, of total block hours flown.

MALAYSIAN AIRLINES. World Airways has provided wet lease services to Malaysian Airlines since 1981, for scheduled passenger and cargo operations as well as transporting passengers for the annual Hadj pilgrimage. MHS, which owns 16.8% of the Company as of March 31, 1998, also owns 28% of Malaysian Airlines. The Company also entered into a 32-month agreement for year-round operations (including the Hadj) with Malaysian Airlines whereby the Company is providing two passenger aircraft with cockpit crews, maintenance and insurance to Malaysian Airlines' newly-formed charter division through May 1999. However, the Company agreed to a five month reduction in the utilization of one aircraft during 1997, although the aircraft was redeployed in other activity. Malaysian Airlines has not informed the Company of any reductions for 1998. The Company provided three aircraft for 1997 Hadj operations. MAS received notice from the Malaysian Hadj Board that MAS would not participate in the 1998 Hadj pilgrimage. As a result, the Company is providing two DC-10 aircraft to fly in the 1998 Indian Hadj on behalf of a contract entered into by MAS.

The Company has a long-term contract to operate three MD-11 cargo aircraft for Malaysian Airlines. However, beginning in July 1996, and as mutually agreed by the parties, World Airways redeployed two cargo aircraft, which had been operating under these contracts, into other contracts. The two aircraft were then redeployed to the Garuda Hadj in March 1998. The Company and Malaysian Airlines are currently discussing the redeployment of these aircraft back into Malaysian Airlines' operations during 1998 in order to meet the contracts' original obligations. The Company can provide no assurances, however, that the Company will, in fact, be able to do so.

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

GARUDA. The Company has flown for Garuda periodically since 1973 and yearly since 1988. Since 1988, the Company has been one of the largest providers of passenger services to Indonesia for the Hadj pilgrimage. The Indonesian Hadj pilgrimage is the world's largest due to the size of Indonesia's Islamic population. In 1997, approximately 40,000 of the 200,000 Indonesians who traveled to Jeddah for the Hadj pilgrimage flew on the Company's aircraft. The Company is operating six aircraft during the 1998 pilgrimage.

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

As a result of these and other contracts, the Company had an overall contract backlog at March 31, 1998 of $252.1 million, compared to $414.0 million at March 31, 1997. Approximately $147.8 million of the backlog relates to operations during 1998. The Company's backlog for each contract is determined by multiplying the minimum number of block hours guaranteed under the applicable contract by the specified hourly rate under such contract. Approximately 59% of the backlog relates to its contracts with Malaysian Airlines, included in which are the revenues associated with the three cargo aircraft for Malaysian Airlines (see "Significant Customer Relationships-Malaysian Airlines" for further discussion of these contracts). Consistent with prior years, the Company has substantial uncontracted capacity in the third and fourth quarters of 1998 and beyond and has historically been successful in obtaining new customers. Although there can be no assurance that it will be able to secure additional business to reduce this excess capacity, the Company is actively seeking customers for 1998 and beyond. The Company's financial results and financial condition would be affected adversely if the Company is unable to secure additional business to reduce this excess capacity.

SEASONALITY

Historically, World Airways' business has been significantly affected by seasonal factors. During the first quarter, World Airways typically experiences lower levels of utilization and yields due to lower demand for passenger and cargo services relative to other times of the year. World Airways experiences higher levels of utilization and yields in the second quarter, principally due to peak demand for commercial passenger services associated with the annual Hadj pilgrimage. In 1998, World Airways' flight operations associated with the Hadj pilgrimage occurred from February 28 to May 12. Because the Islamic calendar is a lunar-based calendar, the Hadj pilgrimage occurs approximately 10 to 12 days earlier each year relative to the Western (Gregorian) calendar. As a result, revenues resulting from future Hadj pilgrimage contracts will continue to shift from the second quarter to the first quarter over the next several years.

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

UTILIZATION OF AIRCRAFT

Due to the large capital costs of leasing and maintaining World Airways' aircraft, each of World Airways' aircraft must have high utilization at attractive rates in order for World Airways to operate profitably. Although World Airways' strategy is to enter into long-term contracts with its customers, the terms of World Airways' existing customer contracts are substantially shorter than the terms of World Airways' lease obligations with respect to the aircraft. As mentioned above, a significant portion of World Airways' contract backlog at March 31, 1998, relates to its multi-year contracts with Malaysian Airlines which is subject to the financial difficulties associated with the adverse economic conditions in Malaysia and the Asia Pacific region. In addition the Company has substantial uncontracted capacity in the third and fourth quarters of 1998 and beyond. There can be no assurance that World Airways will be able to enter into additional contracts with new or existing customers or that it will be able to obtain enough additional business to fully utilize each aircraft. World Airways' financial position and results of operations could be materially adversely affected even by relatively brief periods of low aircraft utilization and yields. In order to maximize aircraft utilization, World Airways does not intend to acquire new aircraft unless such aircraft would be necessary to service existing needs or World Airways has obtained additional ACMI contracts for the aircraft to service. World Airways is seeking to obtain additional ACMI contracts with new and existing customers, to which such new aircraft would be dedicated when placed in service, but World Airways can provide no assurance that it will obtain new ACMI contracts or that existing ACMI contracts will be renewed or extended.

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

CONTROL BY WORLDCORP; POTENTIAL CONFLICTS OF INTEREST

As of March 31, 1998, WorldCorp owned approximately 51.2% of the outstanding World Airways common stock. WorldCorp is a holding company that owns positions in two companies: InteliData and World Airways. WorldCorp is highly leveraged and therefore requires substantial funds to cover debt service each year. As a holding company, all of WorldCorp's funds are generated through its subsidiaries, neither of which is expected to pay dividends in the foreseeable future. As a result of WorldCorp's cash requirements, it may be required to sell additional shares of common stock, and such sales, or the threat of such sales, could have a material adverse effect on the market price of the common stock. Except as limited by contractual arrangements with MHS, WorldCorp also is in a position to control the outcome of many issues submitted to World Airways' stockholders, including the election of all of World Airways' Board of Directors, adoption of amendments to World Airways' Certificate of Incorporation, and approval of mergers.

In connection with the aforementioned acquisition of Paper, WorldCorp Acquisition entered into promissory notes which contain various restrictive covenants, including dividend restrictions on WorldCorp and its subsidiaries, including World Airways.

The Company loaned WorldCorp $1.75 million on February 27, 1998 and an additional $0.25 million subsequent to March 31, 1998, which was used by WorldCorp to pay debt obligations. The loan is collateralized by one million shares of the Company's stock owned by WorldCorp and bears interest at prime plus 2.5%. WorldCorp failed to make the required payment on April 28, 1998. Under the direction of the Board of Directors, the Company continues to examine all alternatives available to complete this transaction.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

Total block hours decreased 2,905 hours, or 25%, to 8,909 hours in the first quarter of 1998 from 11,814 hours in 1997, with an average of 12.0 available aircraft per day in 1998 compared to 13.4 in 1997. This decrease is due to one less aircraft in 1998 versus 1997 as well as low first quarter cargo wet lease aircraft utilization in 1998 in comparison to four aircraft in high utilization PAL flying in 1997. Average daily utilization (block hours flown per day per aircraft) was 8.3 hours in 1998 and 9.8 hours in 1997. In 1998, wet lease contracts accounted for 73% of total block hours, a decrease from 89% in 1997 due to continuous AMC flying in 1998 versus redeployment to Garuda Indonesia for Hadj flying in 1997. Total operating revenues decreased $9.5 million, or 12%, to $69.2 million in 1998 from $78.7 million in 1997.

OPERATING REVENUES. Revenues from flight operations decreased $9.5 million, or 13%, to $68.9 million in 1998 from $78.4 million in 1997. This decrease corresponds primarily to a decrease in block hours flown in 1998 compared to 1997, partially offset by a shift in business during 1998 with an increase in full service operations from wet lease operations.

OPERATING EXPENSES. Total operating expenses decreased $1.6 million, or 2%, in 1998 to $70.8 million from $72.4 million in 1997.

Flight operations expenses include all expenses related directly to the operation of the aircraft other than aircraft cost, fuel and maintenance. Also included are expenses related to flight dispatch and flight operations administration. Flight operations expenses increased $0.3 million, or 2%, in 1998 to $16.7 million from $16.4 million in 1997. This increase resulted primarily from a shift to full service flying offset by a slight decrease related to cockpit crew headcount and training due to a decrease in the number of aircraft in the fleet and in block hours.

Maintenance expenses decreased $1.1 million, or 7%, in 1998 to $15.6 million from $16.7 million in 1997. This decrease resulted primarily from the decrease in the number of aircraft from 13 to 12 and a reduction in overall hours flown, offset by an additional maintenance accrual of $1.4 million relating to an engine overhaul in the first quarter of 1998. The Company expects its maintenance expense to increase in 1998 due to escalations in the specified rates per hour under the Company's maintenance agreement.

Aircraft costs decreased $3.4 million, or 14%, in 1998 to $21.3 million from $24.7 million in 1997. This decrease resulted primarily from the return of two Pratt & Whitney engines in the fourth quarter of 1997 and one MD-11 aircraft in the third quarter of 1997, and a decrease in aircraft insurance as a result of a reduction in insurance policy rates.

Fuel expenses increased $2.4 million, or 80%, in 1998, to $5.4 million from $3.0 million in 1997. This increase is due primarily to an increase in military contract fuel prices and a higher volume of military fuel uplifts.

Promotions, sales and commissions increased $0.4 million in 1998, or 17%, to $2.7 million from $2.3 million in 1997. This increase resulted primarily from expenses incurred in connection with increased revenues relating to increased Air Mobility Command flying.

Depreciation and amortization increased $0.2 million, or 10%, in 1997 to $2.3 million from $2.1 million in 1997. This increase resulted primarily from an increase in the depreciation of DC-10 and MD-11 engines offset by a decrease in the depreciation of DC-10 leasehold improvements.

General and administrative expenses decreased $0.4 million, or 6%, in 1998 to $6.4 million from $6.8 million in 1997. This decrease was primarily due to a reduction in legal expenses offset by an increase in general insurance.

Interest expense increased $0.6 million, or 50%, in 1998 to $1.8 million from $1.2 million in 1997. This increase resulted primarily from the issuance of $50.0 million of 8% senior subordinated debentures on August 26, 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company is highly leveraged. The Company incurred substantial debt and lease commitments during the past four years in connection with its acquisition of MD-11 aircraft and related spare parts. In addition, the Company issued $50.0 million of convertible debentures in August 1997, as discussed below. As of March 31, 1998, the Company had outstanding long-term debt and capital leases of $70.7 million and notes payable and current maturities of long term obligations of $13.6 million. In addition, the Company has significant future long-term obligations under aircraft lease obligations relating to its aircraft.

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

World Airways' cash and cash equivalents at March 31, 1998 and December 31, 1997 were $10.7 million and $25.9 million, respectively. As is common in the airline industry, World Airways operates with a working capital deficit. Effective January 23, 1998, the Company used approximately $5.9 million of its cash balance to purchase the aforementioned 773,000 shares of common stock and on February 27, 1998 loaned WorldCorp $1.75 million which was used by WorldCorp to pay debt obligations. World Airways has substantial long-term aircraft lease obligations with respect to its current aircraft fleet. At March 31, 1998, World Airways' current assets were $36.9 million and current liabilities were $52.7 million.

In 1996, World Airways instituted a program to purchase up to one million shares of its publicly-traded common stock pursuant to open market transactions. As of March 31, 1998, World Airways had purchased 770,000 shares of common stock at an aggregate cost of approximately $7.9 million pursuant to such program. The Company does not intend to purchase any additional shares at this time.

In the event that World Airways enters into leases for additional aircraft, World Airways will need to make capital expenditures for additional spare engines and parts. No assurances can be given, however, that World Airways will obtain all of the financing required for such capital expenditures.

Although there can be no assurances, World Airways believes that its existing contracts and additional business which it expects to obtain in the near term, along with its existing cash and financing arrangements will be sufficient to allow World Airways to meet its cash requirements related to debt service and the operating and capital requirements for its continuing operations for the next 12 months.

CASH FLOWS FROM OPERATING ACTIVITIES

Operating activities used $2.6 million in cash for the three months ended March 31, 1998 compared to providing $7.7 million in the comparable period in 1997. This decrease resulted primarily from a net loss in 1998 compared to net earnings in 1997.

CASH FLOWS FROM INVESTING ACTIVITIES

Investing activities used $0.3 million in cash for the three months ended March 31, 1998, compared to using $2.5 million in the comparable period in 1997. In 1998, cash was used primarily for the purchase of rotable spare parts and computer hardware and software.

CASH FLOWS FROM FINANCING ACTIVITIES

Financing activities used $12.3 million in cash for the three months ended March 31, 1998 compared to using $9.7 million in the comparable period in 1997. In 1998, cash was used primarily for the purchase of shares of the Company's common stock for an aggregate cost of $5.9 million, to loan WorldCorp $1.75 million, and to repay debt of approximately $4.6 million.

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

As of March 31, 1998, World Airways maintains leases for four DC10-30 aircraft. Two of the leases expire in 1998, one expires in 1999, and one expires in 2003.

In March 1998, the Company renewed and amended a revolving line of credit facility of up to $25.0 million for a period of 3 years, collateralized by certain receivables, inventory and equipment. The proceeds from this facility will be used to increase working capital and for general corporate purposes.

Under the terms of the amended Credit Agreement, the Company is not permitted without prior written approval to (I) incur indebtedness in excess of $1.0 million (excluding capital leases), (ii) declare, pay, or make any dividend or distribution in any six month period which aggregate in excess of 50% of net income for the previous six months, (iii) apply any of its funds, property or assets to the purchase, redemption or other retirement of any common or preferred stock in excess of 5% of the total aggregate outstanding amount of such stock. The Company must also maintain a certain quarterly tangible net worth, net income (loss) and debt ratio requirements. The Company was not in compliance with one of these covenants at March 31, 1998. While a wavier of this covenant as of March 31, 1998 was obtained from the financial institution, no assurances can be given that the Company will continue to meet these covenants or, if necessary, obtain the required waivers.

As discussed above, the Company signed an agreement for the lease of two MD-11ER aircraft beginning in the first quarter of 1996 to provide additional capacity for growth opportunities. As part of the agreement for the MD-11 aircraft, the Company received spare parts financing from the lessor of $9.0 million of which $3.0 million was made available with the delivery of each aircraft, and the remaining $3.0 million was made available in December 1996. As of March 31, 1998, approximately $7.8 million had been received.

As of March 31, 1998, annual minimum payments required under the Company's aircraft and lease obligations totaled $60.0 million for the remainder of 1998. The Company anticipates that its total capital expenditures in 1998, will approximate $4.1 million which the Company expects to fund from its working capital. As of March 31, 1998, the Company held approximately $3.1 million (at book value) of aircraft spare parts currently available for sale.

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

EMPLOYEES

The Company's cockpit crew members, who are represented by the International Brotherhood of Teamsters (the "Teamsters"), are subject to a four-year collective bargaining agreement that will become amendable in July 1998. Approximately 37% of the Company's employees are covered under this collective bargaining agreement. The Company expects to begin negotiations in the third quarter of 1998 and cannot predict the outcome of the negotiations or their possible impact on the Company's financial condition and results of operations.

The Company's flight attendants, who are also represented by the Teamsters, are subject to a four-year collective bargaining agreement that will expire in August 2000. The Company's flight attendants have argued that the "scope clause" of the collective bargaining agreement had been violated by the Company and challenged the use of foreign flight attendant crews on the Company's flights for Malaysian Airlines and Garuda Indonesia which has historically been the Company's operating procedure. The Company is contractually obligated to permit its Southeast Asian customers to deploy their own flight attendants. While the arbitrator in this matter denied in 1997 the Union's request for back pay to affected flight attendants for flying relating to the 1994 Hadj, the arbitrator concluded that the Company's contract with its flight attendants requires the Company to first actively seek profitable business opportunities that require using the Company's flight attendants, before the Company may accept wet lease business opportunities that use the flight attendants of the Company's customers. Subsequently, in 1997, the flight attendants challenged and filed "scope clause" grievances with respect to four separate wet-lease contracts. The Company and the Teamsters are presently in discussions regarding these grievances. At this time, however, the Company can give no assurance that these discussions will be successful and the grievances will not be submitted to formal arbitration. The Company can provide no assurances as to how the resolution of this matter will affect the Company's financial condition and results of operations.

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

DIVIDEND POLICY

The Company has not declared or paid any cash dividends or distributions on its common stock since the payment of a distribution to WorldCorp in 1992. The Company currently intends to retain its future earnings, if any, to fund the development and growth of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future. Any future decision concerning the payment of dividends on its common stock will depend upon the results of operations, financial condition and capital expenditure plans of the Company, provisions of certain financing instruments as well as such other factors as the Board of Directors, in its sole discretion, may consider relevant.

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

In connection with the aforementioned acquisition of Paper, WorldCorp Acquisition entered into promissory notes which contain various restrictive covenants, including dividend restrictions on WorldCorp and its subsidiaries, including World Airways.

INCOME AND OTHER TAXES

As of December 31, 1997, World Airways had net operating loss carryforwards ("NOLs") for federal income tax purposes of $92.2 million ($27.8 million of which is subject to a $6.9 million annual limitation as a result of an ownership change of World Airways for tax purposes in 1991). These NOLs, if not utilized to offset taxable income in future periods, would expire between 1998 and 2011. Use of World Airways' NOLs in future years could be further limited if an ownership change were to occur in the future. While World Airways believes that as of March 31, 1998, no Ownership Change has occurred since the 1991 Ownership Change, the application of the Internal Revenue Code (the "Code") in this area is subject to interpretation by the Internal Revenue Service. The NOLs are subject to examination by the IRS and, thus, are subject to adjustment or disallowance resulting from any such IRS examination. In addition, conversion of the Debentures or future transactions in the Company's common stock or the common stock of the Company's stockholders, including conversions of a portion of the outstanding WorldCorp debentures into common stock, may cause an ownership change, which could result in a substantial reduction in the annual limitation in the use of the NOLs and the loss of a substantial portion of the NOLs available to the Company.

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

EFFECTS OF NEW ACCOUNTING STANDARDS

The Company adopted Statement of Financial Accounting Standards No. 130 (FAS No.
130), "Reporting Comprehensive Income", effective January 1, 1998. FAS No. 130 established standards for the reporting and display of comprehensive income and its components in the financial statements. The adoption of FAS No. 130 does not impact the Company since the Company did not record any components of comprehensive income during the quarter.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (FAS No. 131), "Disclosure about Segments of an Enterprise and Related Information". FAS No. 131 requires the Company to present certain information about operating segments and related information, including geographic and major customer data, in its annual financial statements and in condensed financial statements for interim periods. The Company is required to adopt the provisions of this Statement during fiscal year 1998 The Company has not completed its analysis of the impact on the financial statements that will be caused by the adoption of this Statement.

INFLATION

The Company believes that inflation has not had a material effect on the Company's revenues during the past three years.

                                     PART IV

ITEM 6.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Exhibits

 NO.       DESCRIPTION
------     -----------


10.34      Employment Agreement dated December 2, 1997
           between World Airways, Inc. and T. Coleman
           Andrews, III.                                         Filed Herewith

10.35      Amended and Restated Employment Agreement
           dated December 2, 1997 between World Airways,
           Inc. and Russell L. Ray, Jr.                          Filed Herewith

10.36      Employment Agreement dated December 1,  1997
           between World Airways, Inc. and James D. Douglas.     Filed Herewith

10.37      Employment Agreement dated October 1, 1996
           between World Airways, Inc. and Ahmad M. Khatib.      Filed Herewith

10.38      Employment Agreement dated October 1, 1996
           between World Airways, Inc. and Vance Fort.           Filed Herewith

11         Computation of earnings (loss) per share.             Filed Herewith

27         Financial data schedule for the quarter
           ended March 31, 1998.                                 Filed Herewith


(b)   Reports on Form 8-K

      None


*     *     *     *     *     *     *     *     *     *     *     *     *     *

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     WORLD AIRWAYS, INC.



                                     By: /JAMES DOUGLAS
                                     Principal Accounting and Financial Officer




Date: May 15, 1998