Form 10-Q
period 1998-06-30
WORLD AIRWAYS INC /DE/
filed 1998-08-14
CIK 949240

-------------------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            -------------------------




                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934





       For the Quarter Ended: JUNE 30, 1998 Commission File Number 0-26582



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

The number of shares of the registrant's Common Stock outstanding on July 24, 1998 was 7,050,064.



-------------------------------------------------------------------------------

                               WORLD AIRWAYS, INC.

                     JUNE 1998 QUARTERLY REPORT ON FORM 10Q

                                TABLE OF CONTENTS





                                                                           Page

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

     Condensed Balance Sheets, June 30, 1998 and December 31, 1997.............

     Condensed Statements of Operations,
         Three Months Ended June 30, 1998 and 1997.............................

     Condensed Statements of Operations,
         Six Months Ended June 30, 1998 and 1997...............................

     Condensed Statement of Changes in Common Stockholders' Deficit,
         Six months ended June 30, 1998........................................

     Condensed Statements of Cash Flows,
         Six months ended June 30, 1998 and 1997...............................

     Notes to Condensed Financial Statements...................................

Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations......................................................


PART II - OTHER INFORMATION

     Item 6.

         Exhibits and Reports on Form 8-K......................................

ITEM 1.  FINANCIAL STATEMENTS

                               WORLD AIRWAYS, INC.
                            CONDENSED BALANCE SHEETS
                                     ASSETS
                                 (IN THOUSANDS)



                                                                                    (unaudited)
                                                                                      June 30,          December 31,
                                                                                        1998               1997
                                                                                  -------------      ---------------
CURRENT ASSETS
     Cash and cash equivalents, including restricted
         cash of $151 at June 30, 1998
         and $498 at December 31, 1997                                            $       8,967      $       25,887

     Restricted short-term investments                                                      145                  --

     Trade accounts receivable, less allowance for
         doubtful accounts of $1,173 at June 30, 1998
         and $498 at December 31, 1997                                                    7,249               7,747

     Other receivables                                                                    7,463               9,485

     Due from affiliate, less allowance for
         doubtful accounts of $987 at June 30, 1998
         and $475 at December 31, 1997                                                    6,964               2,471

     Prepaid expenses and other current assets                                            5,066               7,995

     Assets held for sale                                                                   500                 500
                                                                                        -------             -------

         Total current assets                                                            36,354              54,085
                                                                                        -------             -------

ASSETS HELD FOR SALE                                                                      2,498               2,734

EQUIPMENT AND PROPERTY
     Flight and other equipment                                                          88,347              86,774
     Equipment under capital leases                                                      12,266              12,266
                                                                                        -------             -------
                                                                                        100,613              99,040
     Less: accumulated depreciation and amortization                                     29,611              25,603
                                                                                        -------             -------

         Net equipment and property                                                      71,002              73,437
                                                                                        -------             -------

LONG-TERM OPERATING DEPOSITS                                                             15,891              16,059

OTHER ASSETS AND DEFERRED CHARGES, NET                                                    2,194               2,833
                                                                                        -------             -------

TOTAL ASSETS                                                                      $     127,939      $      149,148
                                                                                        =======             =======

                                                                                                        (Continued)

                               WORLD AIRWAYS, INC.
                            CONDENSED BALANCE SHEETS
                                   (CONTINUED)
                  LIABILITIES AND COMMON STOCKHOLDERS' DEFICIT
                        (IN THOUSANDS EXCEPT SHARE DATA)


                                                                                   (unaudited)
                                                                                     June 30,          December 31,
                                                                                       1998                1997
                                                                                  -------------      --------------

CURRENT LIABILITIES
     Notes payable                                                                $       1,360      $        4,039
     Current maturities of long-term obligations                                          7,949               9,856
     Accounts payable                                                                    19,345              19,824
     Unearned revenue                                                                     6,985               2,486
     Accrued maintenance in excess of reserves paid                                       2,732               2,481
     Accrued salaries and wages                                                          12,994              10,976
     Accrued taxes                                                                        1,469               1,386
     Due to affiliate                                                                       744               3,304
     Other accrued liabilities                                                            1,480               1,553
                                                                                        -------             -------
         Total current liabilities                                                       55,058              55,905
                                                                                        -------             -------

LONG-TERM OBLIGATIONS, NET                                                               69,710              75,071

OTHER LIABILITIES
     Deferred gain from sale-leaseback transactions, net of
         accumulated amortization of $20,684 at June 30,
         1998 and $20,156 at December 31, 1997                                            4,667               5,195
     Accrued maintenance in excess of reserves paid                                       9,486              10,575
     Accrued postretirement benefits                                                      2,794               2,752
     Other liabilities                                                                    4,893               4,421
                                                                                        -------             -------
         Total other liabilities                                                         21,840              22,943
                                                                                        -------             -------

TOTAL LIABILITIES                                                                       146,608             153,919
                                                                                        -------             -------

COMMON STOCKHOLDERS' DEFICIT
     Common stock, $.001 par value (40,000,000 shares authorized; 12,000,064 shares issued and 7,080,064 outstanding at June 30, 1998 and 12,000,064 shares issued and
         8,003,064 outstanding at December 31, 1997)                                         12                  12
     Preferred stock, $.001 par value (5,000,000 shares authorized and no shares issued or outstanding at June 30, 1998
         and December 31, 1997)                                                              --                  --
     Additional paid-in capital                                                          42,522              42,522
     Contributed capital                                                                  3,000               3,000
     Accumulated deficit                                                               (23,630)            (17,554)
     ESSOP guaranteed bank loan                                                             --                (227)
     Note receivable from parent                                                        (1,456)                  --
     Treasury stock, at cost (4,920,000 shares at June 30,
         1998 and 3,997,000 shares at December 31, 1997)                               (39,117)            (32,524)
                                                                                       --------            --------
         Total common stockholders' deficit                                            (18,669)             (4,771)
                                                                                       --------            --------

COMMITMENTS AND CONTINGENCIES

TOTAL LIABILITIES AND COMMON STOCKHOLDERS'
     DEFICIT                                                                      $     127,939      $      149,148
                                                                                       ========            ========

            See accompanying Notes to Condensed Financial Statements

                               WORLD AIRWAYS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                       FOR THE THREE MONTHS ENDED JUNE 30,
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                                                        1998               1997
                                                                                  -------------      --------------
OPERATING REVENUES
     Flight operations                                                            $      71,066      $       80,063
     Flight operations subcontracted to other carriers                                      436               1,703
     Other                                                                                  127                 162
                                                                                        -------             -------
         Total operating revenues                                                        71,629              81,928
                                                                                        -------             -------

OPERATING EXPENSES
     Flight                                                                              18,495              16,682
     Maintenance                                                                         15,068              17,917
     Aircraft costs                                                                      21,352              24,693
     Fuel                                                                                 5,962               2,663
     Flight operations subcontracted to other carriers                                      652               1,892
     Promotions, sales and commissions                                                    2,627               2,382
     Depreciation and amortization                                                        2,129               2,196
     General and administrative                                                           6,529               7,005
                                                                                         ------              ------
         Total operating expenses                                                        72,814              75,430
                                                                                         ------              ------

OPERATING INCOME (LOSS)                                                                 (1,185)               6,498
                                                                                         ------              ------

OTHER INCOME (EXPENSE)
     Interest expense                                                                   (2,059)               (883)
     Interest income                                                                        100                 190
     Other, net                                                                            (19)                (59)
                                                                                        -------              ------
         Total other expense                                                            (1,978)               (752)
                                                                                        -------              ------

EARNINGS (LOSS) BEFORE INCOME TAXES                                                     (3,163)               5,746

INCOME TAX EXPENSE                                                                           --               (100)
                                                                                        -------              ------

NET EARNINGS (LOSS)                                                               $     (3,163)      $        5,646
                                                                                        =======              ======

NET EARNINGS (LOSS) PER SHARE
         Basic                                                                    $      (0.44)      $         0.50
                                                                                        =======              ======
         Diluted                                                                  $           *      $         0.50
                                                                                        =======              ======

WEIGHTED AVERAGE COMMON AND COMMON
     EQUIVALENT SHARES OUTSTANDING
         Basic                                                                            7,220              11,230
         Diluted                                                                              *              11,230


*  Amounts are anti-dilutive

            See accompanying Notes to Condensed Financial Statements

                               WORLD AIRWAYS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                                         1998               1997
                                                                                  -------------      --------------
OPERATING REVENUES
     Flight operations                                                            $     139,965      $      158,484
     Flight operations subcontracted to other carriers                                      678               1,943
     Other                                                                                  208                 249
                                                                                        -------             -------
         Total operating revenues                                                       140,851             160,676
                                                                                        -------             -------

OPERATING EXPENSES
     Flight                                                                              35,210              33,114
     Maintenance                                                                         30,640              34,595
     Aircraft costs                                                                      42,620              49,379
     Fuel                                                                                11,402               5,703
     Flight operations subcontracted to other carriers                                    1,078               2,249
     Promotions, sales and commissions                                                    5,277               4,663
     Depreciation and amortization                                                        4,464               4,331
     General and administrative                                                          12,937              13,808
                                                                                        -------             -------
         Total operating expenses                                                       143,628             147,842
                                                                                        -------             -------

OPERATING INCOME (LOSS)                                                                 (2,777)              12,834
                                                                                        -------             -------

OTHER INCOME (EXPENSE)
     Interest expense                                                                   (3,886)             (2,046)
     Interest income                                                                        482                 338
     Other, net                                                                              31               (110)
                                                                                        -------             -------
         Total other expense                                                            (3,373)             (1,818)
                                                                                        -------             -------

EARNINGS (LOSS) BEFORE INCOME TAXES                                                     (6,150)              11,016

INCOME TAX EXPENSE                                                                           --               (350)
                                                                                        -------             -------

NET EARNINGS (LOSS)                                                               $     (6,150)      $       10,666
                                                                                        =======             =======

NET EARNINGS (LOSS) PER SHARE
         Basic                                                                    $      (0.84)      $         0.95
                                                                                        =======             =======
         Diluted                                                                  $           *      $         0.95
                                                                                        ========            =======

WEIGHTED AVERAGE COMMON AND COMMON
     EQUIVALENT SHARES OUTSTANDING
         Basic                                                                            7,315              11,232
         Diluted                                                                              *              11,234


*  Amounts are anti-dilutive

            See accompanying Notes to Condensed Financial Statements

                               WORLD AIRWAYS, INC.
                         CONDENSED STATEMENTS OF CHANGES
                         IN COMMON STOCKHOLDERS' DEFICIT
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                        (IN THOUSANDS EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                                                                   Note                   Total
                                              Additional                               ESSOP     Receivable  Treasury    Common
                                      Common   Paid-in   Contributed   Accumulated   Guaranteed     from      Stock,   Stockholders'
                                      Stock    Capital     Capital      Deficit       Bank Loan    Parent    at Cost     Deficit
                                      -----    -------     -------      -------       ---------    ------    -------    ---------

BALANCE AT
     DECEMBER 31, 1997                $   12   $ 42,522   $ 3,000      $ (17,554)     $ (227)     $   --     $(32,524)   $ (4,771)

Common stock repurchases
     (773,000 shares)                     --         --        --              --          --         --       (5,910)     (5,910)

Common stock redemption
     (150,000 shares)                     --         --        --              74          --        559         (683)        (50)


Employee Savings and Stock
     Ownership Plan
     Guaranteed bank loan                 --         --        --             --          227         --           --         227

Note Receivable from
     WorldCorp                            --         --        --              --          --    (2,015)           --     (2,015)

Net Loss                                  --         --        --         (6,150)          --         --           --     (6,150)
                                       -----     ------     -----         ------       ------     ------       ------     -------

BALANCE AT
     JUNE 30, 1998                    $   12   $ 42,522   $ 3,000      $ (23,630)     $    --    $(1,456)   $ (39,117)  $(18,669)
                                       =====     ======    ======        ========      ======     =======     ========   ========

            See accompanying Notes to Condensed Financial Statements

                               WORLD AIRWAYS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                 ( IN THOUSANDS)
                                   (UNAUDITED)

                                                                                         1998               1997
                                                                                  -------------     ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING
     OF PERIOD                                                                    $      25,887      $        7,028

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)                                                                     (6,076)              10,666
Adjustments to reconcile net income (loss) to cash
     provided (used) by operating activities:
     Depreciation and amortization                                                        4,464               4,331
     Deferred gain recognition                                                            (528)               (528)
     Provision for losses on accounts receivable                                          1,187                  --
     Other                                                                                  318                 536
     Changes in certain assets and liabilities net of effects of non-cash transactions:
         (Increase) decrease in accounts receivable                                     (3,160)               5,143
         Increase in restricted short-term investments                                    (145)               (154)
         Decrease in deposits, prepaid expenses
              and other assets                                                            3,097               1,897
         (Decrease) increase in accounts payable,
              accrued expenses and other liabilities                                    (1,459)                 730
         Increase in unearned revenue                                                     4,499                 117
                                                                                        -------             -------
     Net cash provided by operating activities                                            2,197              22,738
                                                                                        -------             -------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to equipment and property                                                     (1,711)             (4,565)
Proceeds from disposals of equipment and property                                           446                 355
                                                                                        -------             -------
     Net cash used by investing activities                                              (1,265)             (4,210)
                                                                                        -------             -------

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in line of credit borrowing arrangement, net                                        --             (7,520)
Repayment of debt                                                                       (9,859)             (9,290)
Purchase of World Airways common stock, at cost                                         (5,910)               (476)
Debt issuance costs                                                                        (68)                  --
Loan to majority shareholder                                                            (2,015)                  --
                                                                                       --------            --------
     Net cash used by financing activities                                             (17,852)            (17,286)
                                                                                       --------            --------

NET (DECREASE) INCREASE IN CASH
     AND CASH EQUIVALENTS                                                              (16,920)               1,242
                                                                                       --------            --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $       8,967      $        8,270
                                                                                      =========            ========

            See accompanying Notes to Condensed Financial Statements

                               WORLD AIRWAYS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. The condensed balance sheet of World Airways, Inc. ("World Airways" or the "Company") as of June 30, 1998, the related condensed statements of operations for the three month and six month periods ended June 30, 1998 and 1997, the condensed statement of changes in common stockholders' deficit for the six months ended June 30, 1998, and the condensed statements of cash flows for the six months ended June 30, 1998 and 1997 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

     The condensed financial statements and notes are presented as required by Form 10-Q and do not contain certain information included in the Company's annual financial statements and notes. These financial statements should be read in conjunction with the financial statements and the notes included in the Company's Form 10-K for the year ended December 31, 1997.

2.   On August 26, 1997, the Company completed a private offering, issuing
     $50.0 million of 8% convertible senior subordinated debentures (the "Debentures") due in 2004 (the "Offering"). The Debentures were subsequently registered with the Securities and Exchange Commission. In connection with the above-mentioned Offering, the Company and WorldCorp, Inc. ("WorldCorp") entered into an agreement (the "Agreement") on August 20, 1997 for the purchase by World Airways of up to 4.0 million shares of common stock owned by WorldCorp at a purchase price of $7.65 per share. On September 18, 1997, the Company purchased 3,227,000 shares of its common stock from WorldCorp for approximately $24.7 million. Therefore, at December 31, 1997, WorldCorp and MHS owned approximately 46.3% and 24.9% of World Airways, respectively. The remaining shares were publicly traded. In accordance with a shareholders agreement, dated as of February 3, 1994, as amended, among WorldCorp, MHS and the Company, if WorldCorp were to dispose of its holdings in the Company with the result that WorldCorp's ownership interest in the Company falls below 51% of the outstanding shares of common stock, then MHS may either sell its shares to a third party or require WorldCorp to sell a pro rata number of shares held by MHS to the party purchasing WorldCorp's shares. Therefore, as a result of the purchase of 3,227,000 shares of common stock by World Airways from WorldCorp, MHS had the right to sell, and accordingly sold, 773,000 shares of its World Airways common stock to the Company for approximately $5.9 million, effective January 23, 1998. Therefore, effective January 23, 1998, WorldCorp and MHS owned approximately 51.2% and 16.8%, respectively, of World Airways.

3. In 1996, World Airways instituted a program to purchase up to one million shares of its publicly-traded Common Stock pursuant to open market transactions. As of June 30, 1998, World Airways had purchased 770,000 shares of Common Stock at an aggregate cost of approximately $7.9 million pursuant to such program. In July and August 1998, the Company purchased an additional 30,000 and 50,000 shares of Common Stock, respectively, both at aggregate costs of approximately $0.1 million. The Company may purchase additional shares in the future

4. On February 21, 1998 and April 8, 1998, World Airways loaned WorldCorp $1.75 million and $0.27 million, respectively, which was used by WorldCorp to pay debt obligations. The loan was collateralized by 1.0 million of World Airways shares owned by WorldCorp, bore interest at prime plus 2.5% and was due on April 28, 1998. WorldCorp failed to make the required payment on April 28, 1998. After WorldCorp failed to make the required payment on April 28, 1998, WorldCorp and the Company entered into, and subsequently completed, negotiations to restructure the loan. The restructured loan calls for WorldCorp to increase the interest rate effective April 28, 1998 to 12% as compared to prime plus 2.5% in the original loan and to substitute 1,860,396 shares of its InteliData common stock and 500,000 shares of its World Airways common stock as collateral for the loan, rather than the prior collateral package of 1,000,000 shares of World Airways common stock. If WorldCorp reduces the loan principal, World Airways will return a pro rata amount of the collateral. On June 25, 1998, the parties agreed to exchange 150,000 of the previously collateralized shares of World Airways common stock for a payment on 1) expenses incurred in connection with the loan, 2) interest receivable on the loan, and 3) principal, respectively. Principal was reduced by approximately $0.6 million as a result of this transaction. Therefore, at June 30, 1998, WorldCorp (and its subsidiaries) and MHS own 50.2% and 17.2%, respectively, of the outstanding common stock of World Airways. The loan is included as a separate component of stockholders' deficit in the accompanying condensed balance sheet. Under the direction of the Board of Directors, the Company continues to examine all alternatives to collect interest and principal due on the loan.

5. On April 20, 1998, WorldCorp consummated a transaction pursuant to which it acquired an 80% interest in Paper Acquisition Corp., a Delaware corporation ("Paper"). Pursuant to the transaction, (i) WorldCorp exchanged seven-year warrants to acquire 35% (after the exercise of such warrants and the WorldCorp Acquisition Corp. options described below) of the issued and outstanding capital stock of WorldCorp Acquisition Corp. a Delaware corporation ("WorldCorp Acquisition"), held by WorldCorp for certain of the shares of Paper held by the Paper shareholders (the warrants are exercisable after one-year, at an exercise price of 125% of the estimated fair market value of the WorldCorp Acquisition stock at April 20, 1998 and payable with a seven-year, full-recourse, interest only note)(ii) WorldCorp contributed all of its shares of World Airways and the Paper shares received above, to WorldCorp Acquisition Corp., in exchange for 80% of the issued and outstanding capital stock of WorldCorp Acquisition and (iii) the holders of Paper contributed their shares of capital stock of Paper in exchange for (A) 20% of the issued and outstanding capital stock of WorldCorp Acquisition, (B) the assumption of approximately $15 million of debt, net of cash and investments, of Paper, (C) $15 million of 8% interest only promissory notes of WorldCorp Acquisition due in April 2003, (D) $1 million of 8% promissory notes of WorldCorp Acquisition due in March 1999 and (E) an earn-out based on the earnings before interest, taxes, depreciation and amortization of Paper during the next five years. The earn-out is payable, including interest at 10%, in September 2002. WorldCorp has pledged all of its shares of common stock of both WorldCorp Acquisition and InteliData, and WorldCorp Acquisition has pledged all of its shares of common stock of both World Airways and Paper to the current Paper shareholders to collateralize the notes and the earn-out. As discussed in Note 4 above, one million shares of World Airways owned by WorldCorp were previously pledged to secure a loan of aproximately $2.0 million from World Airways to WorldCorp. The collateral on the loan was adjusted to include 500,000 shares of World Airways and 1,860,396 shares of InteliData owned by WorldCorp. World Airways subsequently acquired 150,000 of these shares as partial payment of the outstanding loan. After repayment of the loan and release of any additional shares, the shares will become subject to the pledge to the former Paper shareholders. The notes contain various restrictive covenants, including dividend restrictions on WorldCorp and its subsidiaries, limitations on transfers of cash to WorldCorp, as well as cross-default provisions. Upon an event of default, the note holders may assume control of the WorldCorp Acquisition board and the pledged collateral.

6. Effective March 1998, the Company amended its Credit Agreement with BNY Financial Corporation ("BNY") for three years. The amended line of credit has a maximum borrowing capacity of $25.0 million, subject to borrowing base amounts related to receivables and spare parts inventory, as defined. The receivables portion of the facility has a rate equal to the Prime Rate. The spare parts portion of the facility has a sub-limit of $11.0 million at the Prime Rate + 1/2 of 1%. Further, the receivables facility allowes for the issuing of Letters of Credit to a sub-limit amount of $4.0 million. The amended agreement contains certain dividend and borrowing restrictions as well as certain covenants related to the Company's financial condition and operating results. Borrowings under this amended Credit Agreement are collateralized by certain receivables, inventory, and equipment. At the end of the second quarter there were no outstanding amounts on this facility.

     At June 30, 1998, the Company was not in compliance with the covenants. The Company is currently in negotiations with BNY and expects to reach an agreement soon.

7. For a discussion of commitments and contingencies see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Legal and Administrative Proceedings".

8. Earnings (loss) per share for the three and six months ended June 30, 1998 and 1997 are computed as follows(amounts in thousands except share data):

                                                                  For the Three Months Ended June 30,1998
                                                              -----------------------------------------------
                                                                 Loss            Shares            Per-Share
                                                              (Numerator)     (Denominator)          Amount
                                                              -----------     -------------      ------------
     Basic EPS
        Net loss                                              $     (3,089)            7,220     $     (0.43)
                                                                                                     ========
     Effect of Dilutive Securities
        Options                                                          --               --
        8% convertible debentures                                       977            5,618
                                                                   --------           ------
     Diluted EPS
        Net loss                                              $     (2,112)           12,838     $          *
                                                                    =======           ======         ========

                                                                 For the Three Months Ended June 30, 1997
                                                              ----------------------------------------------
                                                               Earnings          Shares            Per-Share
                                                              (Numerator)     (Denominator)         Amount
                                                              -----------     -------------      -----------
       Basic EPS
           Net earnings available to common
              stockholders                                    $       5,646           11,230     $      0.50
                                                                                                    ========
        Effect of Dilutive Securities
           Options                                                       --               --
                                                                      -----           ------
        Diluted EPS
           Net earnings available to common
              stockholders, assuming conversions              $       5,646           11,230     $      0.50
                                                                      =====           ======         =======

                                                                   For the Six Months Ended June 30,1998
                                                              ----------------------------------------------
                                                                 Loss              Shares          Per-Share
                                                              (Numerator)       (Denominator)        Amount
                                                              -----------       -------------    -----------
        Basic EPS
           Net loss                                           $     (6,076)            7,315     $    (0.83)
                                                                                                     =======
        Effect of Dilutive Securities
           Options                                                       --               --
           8% convertible debentures                                  1,944            5,618
                                                                    -------           ------
        Diluted EPS
           Net loss                                           $     (4,132)           12,933     $          *
                                                                    =======           ======          =======

                                                                    For the Six Months Ended June 30, 1997
                                                              -----------------------------------------------
                                                                  Earnings         Shares           Per-Share
                                                                (Numerator)   (Denominator)          Amount
                                                                -----------   -------------      ------------
        Basic EPS
           Net earnings available to common
               stockholders                                   $      10,666           11,232     $       0.95
                                                                                                     ========
        Effect of Dilutive Securities
           Options                                                       --                2
                                                                     ------           ------
        Diluted EPS
           Net earnings available to common
              stockholders, assuming conversions              $      10,666           11,234     $       0.95
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

World Airways was organized in March 1948 and became a wholly owned subsidiary of WorldCorp, Inc. ("WorldCorp") in a holding company reorganization in 1987. In February 1994, pursuant to an October 1993 agreement, WorldCorp sold 24.9% of its ownership to MHS Berhad ("MHS"), a Malaysian aviation company. Effective December 31, 1994, WorldCorp increased its ownership in the Company to 80.1% through the purchase of 5% of World Airways common stock held by MHS. In October 1995, the Company completed an initial public offering in which 2,000,000 shares were issued and sold by the Company and 900,000 shares were sold by WorldCorp. On September 18, 1997, the Company repurchased 3,227,000 shares of its common stock from WorldCorp. At December 31, 1997, WorldCorp and MHS owned 46.3% and 24.9%, respectively, of the outstanding common stock of World Airways. The balance was publicly traded. On January 23, 1998, the Company purchased 773,000 shares of its common stock from MHS in accordance with the shareholders agreement. At March 31, 1998, WorldCorp and MHS owned 51.2% and 16.8% respectively, of the outstanding common stock of World Airways, with the balance publicly traded. In June 1998, World Airways received 150,000 shares of its common stock from WorldCorp as partial payment on an outstanding loan from WorldCorp. Therefore, at June 30, 1998, WorldCorp (and its subsidiaries) and MHS owned 50.2% and 17.2% respectively, of the outstanding common stock of World Airways, with the balance publicly traded.

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

In connection with the above-mentioned Offering, the Company and WorldCorp, Inc. ("WorldCorp") entered into an agreement (the "Agreement") on August 20, 1997 for the purchase by World Airways of up to 4.0 million shares of common stock owned by WorldCorp at a purchase price of $7.65 per share. On September 18, 1997, the Company purchased 3,227,000 shares of its common stock from WorldCorp for approximately $24.7 million. In accordance with a shareholders agreement dated as of February 3, 1994, as amended, among WorldCorp, MHS and the Company, if WorldCorp were to dispose of its holdings in the Company with the result that WorldCorp's ownership interest in the Company falls below 51% of the outstanding shares of common stock, then MHS may either sell its shares to a third party or require WorldCorp to sell a prorata number of shares held by MHS to the party purchasing WorldCorp's shares. Therefore, as a result of the purchase of 3,227,000 shares of common stock by World Airways from WorldCorp, MHS had the right to sell, and accordingly sold, 773,000 shares of common stock to World Airways for approximately $5.9 million, effective January 23, 1998.

In 1996, World Airways instituted a program to purchase up to one million shares of its publicly-traded Common Stock pursuant to open market transactions. As of June 30, 1998, World Airways had purchased 770,000 shares of Common Stock at an aggregate cost of approximately $7.9 million pursuant to such program. In July and August 1998, the Company purchased an additional 30,000 and 50,000 shares of Common Stock, respectively, both at aggregate costs of approximately $0.1 million. The Company may purchase additional shares in the future.

On April 20, 1998, WorldCorp consummated a transaction pursuant to which it acquired an 80% interest in Paper Acquisition Corp., a Delaware corporation ("Paper"). Pursuant to the transaction, (I) WorldCorp exchanged seven-year warrants to acquire 35% (after the exercise of such warrants and the WorldCorp Acquisition Corp. options described below) of the issued and outstanding capital stock of WorldCorp Acquisition Corp. a Delaware corporation ("WorldCorp Acquisition"), held by WorldCorp for certain of the shares of Paper held by the Paper shareholders (the warrants are exercisable after one-year, at an exercise price of 125% of the estimated fair market value of the WorldCorp Acquisition stock at April 20, 1998 and payable with a seven-year, full-recourse, interest only note)(ii) WorldCorp contributed all of its shares of World Airways and the Paper shares received above, to WorldCorp Acquisition Corp., in exchange for 80% of the issued and outstanding capital stock of WorldCorp Acquisition and (iii) the holders of Paper contributed their shares of capital stock of Paper in exchange for (A) 20% of the issued and outstanding capital stock of WorldCorp Acquisition, (B) the assumption of approximately $15 million of debt, net of cash and investments, of Paper, (C) $15 million of 8% interest only promissory notes of WorldCorp Acquisition due in April 2003, (D) $1 million of 8% promissory notes of WorldCorp Acquisition due in March 1999 and (E) an earn-out based on the earnings before interest, taxes, depreciation and amortization of Paper during the next five years. The earn-out is payable, including interest at 10%, in September 2002. WorldCorp has pledged all of its shares of common stock of both WorldCorp Acquisition and InteliData, and WorldCorp Acquisition has pledged all of its shares of common stock of both World Airways and Paper to the current Paper shareholders to collateralize the notes and the earn-out. One million shares of World Airways owned by WorldCorp were previously pledged to secure a loan of approximately $2.0 million from World Airways to WorldCorp. After WorldCorp failed to make the required payment on April 28, 1998, WorldCorp and the Company entered into, and subsequently completed, negotiations to restructure the loan. The restructured loan calls for WorldCorp to increase the interest rate effective April 28, 1998 to 12% as compared to prime plus 2.5% in the original loan and to substitute 1,860,396 shares of its InteliData common stock and 500,000 shares of its World Airways common stock as collateral for the loan, rather than the prior collateral package of 1,000,000 shares of World Airways common stock. If WorldCorp reduces the loan principal, World Airways will return a pro rata amount of the collateral. On June 25, 1998, WorldCorp and World Airways agreed that 150,000 of the shares previously pledged would be transferred to World Airways as payment for 1) expenses incurred in connection with the loan, 2) interest receivable on the loan, and 3) principal, respectively. Principal was reduced by approximately $0.6 million as a result of this transaction. After repayment of the loan and release of the shares, the remaining shares will become subject to the pledge to the former Paper shareholders. The notes contain various restrictive covenants, including dividend restrictions on WorldCorp and its subsidiaries, limitations on transfers of cash to WorldCorp, as well as cross-default provisions.

OVERVIEW

GENERAL

World Airways is a global provider of long-range passenger and cargo air transportation outsourcing services to major international airlines under fixed rate, multi-year contracts. The Company's passenger and freight operations employ 12 wide-body aircraft which are operated under contracts, a significant portion of which are with Pacific Rim airlines. These contracts generally require the Company to supply aircraft, crew, maintenance and insurance ("ACMI" or "wet lease"), while the Company's customers are responsible for the other operating expenses, including fuel. World Airways' airline customers have determined that outsourcing a portion of their wide-body passenger and cargo requirements can be less expensive, and offers greater operational and financial flexibility than purchasing new aircraft and additional spare parts required for such aircraft. World Airways also leads a contractor teaming arrangement that is one of the largest single suppliers of commercial airlift services to the United States Air Force's Air Mobility Command ("U.S. Air Force" or "USAF").

The Company generally charges customers on a block hour basis rather than a per seat or per pound basis. "Block hours" are defined as the elapsed time computed from the moment the aircraft first moves under its own power at the point of origin to the time it comes to rest at its final destination. The Company provides most services under two types of contracts: wet lease contracts and full service contracts. Under wet lease contracts, the Company provides the aircraft, cockpit crew, maintenance and insurance and the customer provides all other operating services and bears all other operating expenses, including fuel and fuel servicing, marketing costs associated with obtaining passengers and/or cargo, airport passenger and cargo handling fees, landing fees, cabin crews, catering, ground handling and aircraft push-back and de-icing services. Under full service contracts in addition to those services provided under an ACMI contract, the Company provides fuel, catering, ground handling, cabin crew and all related support services as well. Accordingly, the Company generally charges a lower rate per block hour for wet lease contracts than for full service contracts, although it does not necessarily earn a lower profit. Because of shifts in the mix between full service contracts and wet lease contracts, fluctuations in revenues are not necessarily indicative of volume trends or profitability. It is important, therefore, to measure the Company's business volume by block hours flown and to measure profitability by operating income per block hour.

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

As noted above, the Company has focused its business on ACMI contract services. As is common in the air transportation industry, the Company has relatively high fixed aircraft costs. World Airways operates a fleet of eight MD-11 and four DC10-30 wide-body aircraft, and while the Company believes that the lease rates on its MD-11 aircraft are favorable relative to lease rates of other MD-11 operators, the Company's MD-11 aircraft have higher lease costs (although lower operating costs) than its DC10-30 aircraft. Therefore, achieving high average daily utilization of its aircraft (particularly its MD-11 aircraft) at attractive yields are important factors to the Company's financial results. In addition to fixed aircraft costs, a portion of the Company's labor costs are fixed due to monthly minimum guarantees to cockpit crewmembers and flight attendants. Factors that affect the Company's ability to achieve high utilization in its ACMI business include the compatibility of the Company's aircraft with customer needs and the Company's ability to react on short notice to customer requirements (which can be unpredictable due to changes in traffic rights, aircraft delivery schedules and aircraft maintenance requirements). The Company is currently exploring possible alternatives to the fleet composition to better meet both customer and market demands. Other factors that affect the ACMI business include particular domestic and foreign regulatory requirements, as well as a trend toward aviation deregulation which is increasing the number of alliances and code share arrangements.

SIGNIFICANT CUSTOMER RELATIONSHIPS

During the first six months of 1998, the Company's business relied heavily on its contracts with Malaysian Airline System Berhad ("Malaysian Airlines"), Philippine Airlines, Inc. ("Philippine Airlines"), P.T. Garuda Indonesia ("Garuda") and the U.S. Air Force. In 1998, these customers provided approximately 20%, 5%, 23% and 40%, respectively, of the Company's revenues and 20%, 6%, 26% and 26%, respectively, of total block hours. In 1997, these customers provided approximately 27%, 36%, 19%, and 15%, respectively, of the Company's revenues and 30%, 38%, 20%, and 8%, respectively, of total block hours flown.

Malaysian Airlines. World Airways has provided wet lease services to Malaysian Airlines since 1981, for scheduled passenger and cargo operations as well as transporting passengers for the annual Hadj pilgrimage. MHS, which owns 17.2% of the Company as of June 30, 1998, also owns 28% of Malaysian Airlines. The Company entered into a 32-month agreement for year-round operations (including the Hadj) with Malaysian Airlines whereby the Company is providing two passenger aircraft with cockpit crews, maintenance and insurance to Malaysian Airlines' newly-formed charter division through May 1999. However, the Company agreed to a five month reduction in the utilization of one aircraft during 1997, although the aircraft was redeployed in other activity. Malaysian Airlines has not informed the Company of any reductions for 1998. The Company provided three aircraft for 1997 Hadj operations. MAS received notice from the Malaysian Hadj Board that MAS would not participate in the 1998 Hadj pilgrimage. As a result, the Company provided two DC-10 aircraft to fly in the 1998 Indian Hadj on behalf of a contract entered into by MAS.

The Company has a long-term contract to operate three MD-11 cargo aircraft for Malaysian Airlines. However, beginning in July 1996, and as mutually agreed by the parties, World Airways redeployed two cargo aircraft, which had been operating under these contracts, into other contracts. The two aircraft were then redeployed to the Garuda Hadj in March 1998 and to other contracts subsequent to the Hadj. The Company and Malaysian Airlines are currently discussing the redeployment of these aircraft back into Malaysian Airlines' operations during 1998 in order to meet the contracts' original obligations. The Company can provide no assurances, however, that the Company will, in fact, be able to do so. Revenues associated with these contractual obligations are included in the Company's backlog amount included herein.

Malaysian Airlines is subject to the financial difficulties associated with the adverse economic conditions in Malaysia and the Asia Pacific Region, but it has generally remained current with its payments for committed block hour minimums provided in the contracts. In 1998, the Company received approximately $3.3 million in revenue associated with minimum guarantee payments from Malaysian Airlines. Failure by Malaysian Airlines to meet its aircraft lease obligations, if not offset by other business, would have a material adverse effect on the financial condition, cash flows and results of operations of the Company. Garuda. The Company has flown for Garuda periodically since 1973 and yearly since 1988. Since 1988, the Company has been one of the largest providers of passenger services to Indonesia for the Hadj pilgrimage. The Indonesian Hadj pilgrimage is the world's largest due to the size of Indonesia's Islamic population. The Company operated six aircraft during the 1998 pilgrimage.

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

The USAF awards points to air carriers acting alone or through teaming arrangements in proportion to the number and type of aircraft such carriers make available to CRAF. The Company utilizes such teaming arrangements to maximize the value of potential awards. The Company leads a contractor teaming arrangement that enjoys a large market share of the USAF's overall commercial airlift requirement. During a period in which the U.S. military downsized substantially, the Company's portion of the fixed USAF award increased from $15.6 million for the government's 1992- 93 fiscal year, to $73.4 million for the government's 1997-98 fiscal year. The current annual contract commenced on October 1, 1997 and expires on September 30, 1998. In July 1998, the Company was awarded an $86 million contract for the government's 1998-1999 fiscal year, which is a 16% increase over the contract for the 1997-1998 fiscal year. World Airways, however, cannot determine how future cuts in military spending may affect future operations with the U.S. Air Force.

VASP. In May 1998, the Company entered into a wet lease agreement with Viacao Aerea Sao Paulo ("VASP") to provide one passenger aircraft for a six-month term beginning in June 1998. Just prior to the scheduled commencement of flying, VASP informed the Company that they had been unable to obtain the necessary approval of the contract from the Brazilian government. The Company continues to examine all alternatives to complete this agreement.

STAF. In April 1998, the Company entered into an agreement with Servicios De Transportes Aereos Fueguinos ("STAF") to provide one cargo aircraft for a three year term which began in the end of May 1998.

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

As a result of these and other contracts, the Company had an overall contract backlog at June 30, 1998 of $226.9 million, compared to $338.7 million at June 30, 1997. Approximately $83.6 million of the backlog relates to operations during 1998. The Company's backlog for each contract is determined by multiplying the minimum number of block hours guaranteed under the applicable contract by the specified hourly rate under such contract. Approximately 50% of the backlog relates to its contracts with Malaysian Airlines, included in which are the revenues associated with the three cargo aircraft for Malaysian Airlines (see "Significant Customer Relationships-Malaysian Airlines" for further discussion of these contracts) and 27% of the backlog relates to its contracts with STAF. Consistent with prior years, the Company has substantial uncontracted capacity in September to December of 1998 and beyond and has historically been successful in obtaining new customers. Although there can be no assurance that it will be able to secure additional business to reduce this excess capacity, the Company is actively seeking customers for 1998 and beyond. The Company's financial results and financial condition would be affected adversely if the Company is unable to secure additional business to reduce this excess capacity.

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

GEOGRAPHIC CONCENTRATION

The Company derives a significant percentage of its revenues and block hours from its operations in the Pacific Rim region. Any further economic decline or any military or political disturbance in this area may interfere with the Company's ability to provide service in this area. In 1997 and 1998, the affects of the adverse economic conditions in Malaysia and Indonesia and other countries in the Asia Pacific Region included a national liquidity crisis, significant depreciation in the value of the ringgit and rupiah, higher domestic interest rates, reduced opportunity for refinancing or refunding of maturing debts, and a general reduction in spending throughout the region. These conditions and similar conditions in other countries in the Asia Pacific Region could have a material adverse effect on the operations of Malaysian Airlines and Garuda Indonesia, and therefore on the operations of the Company. However, management also believes these conditions could provide new opportunities to wet lease aircraft to airlines customers, particularly those who have deferred or canceled new aircraft orders but are still in need of providing additional airlift.

UTILIZATION OF AIRCRAFT

Due to the large capital costs of leasing and maintaining World Airways' aircraft, each of World Airways' aircraft must have high utilization at attractive rates in order for World Airways to operate profitably. Although World Airways' strategy is to enter into long-term contracts with its customers, the terms of World Airways' existing customer contracts are substantially shorter than the terms of World Airways' lease obligations with respect to the aircraft. As mentioned above, a significant portion of World Airways' contract backlog at June 30, 1998, relates to its multi-year contracts with Malaysian Airlines which is subject to the financial difficulties associated with the adverse economic conditions in Malaysia and the Asia Pacific region. In addition the Company has substantial uncontracted capacity in September to December of 1998 and beyond. There can be no assurance that World Airways will be able to enter into additional contracts with new or existing customers or that it will be able to obtain enough additional business to fully utilize each aircraft. World Airways' financial position and results of operations could be materially adversely affected even by relatively brief periods of low aircraft utilization and yields. In order to maximize aircraft utilization, World Airways does not intend to acquire new aircraft unless such aircraft would be necessary to service existing needs or World Airways has obtained additional ACMI contracts for the aircraft to service. The Company is currently exploring possible alternatives to the fleet composition to better meet both customer and market demands. World Airways is seeking to obtain additional ACMI contracts with new and existing customers, to which such new aircraft would be dedicated when placed in service, but World Airways can provide no assurance that it will obtain new ACMI contracts or that existing ACMI contracts will be renewed or extended.

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

OPERATING LOSSES

While the Company generated operating income each year from 1987 through 1992 and in 1995 and 1997, it sustained operating losses in 1993 and 1994 of $7.3 million and $5.2 million, respectively, and net losses of $9.0 million in each of these two years. For the year ended December 31, 1996, the Company incurred a net loss of $14.0 million, which resulted from operating losses incurred in the Company's scheduled service operations, which were discontinued in 1996, and the related estimated loss on disposal. Earnings from continuing operations were $18.4 million for 1996. The Company has incurred operating losses for the six months ended June 30, 1998, and there can be no assurance that the Company will be able to generate operating income in the second half of 1998 or future years.

CONTROL BY WORLDCORP; POTENTIAL CONFLICTS OF INTEREST

As of June 30, 1998, WorldCorp and its subsidiaries owned approximately 50.2% of the outstanding World Airways common stock. WorldCorp is a holding company that owns positions in the following companies: InteliData, and through WorldCorp Acquisition, World Airways and Paper Acquisition Corp. ("Paper"). WorldCorp is highly leveraged and therefore requires substantial funds to cover debt service each year. As a holding company, all of WorldCorp's funds are generated through its subsidiaries, none of which are expected to pay dividends in the foreseeable future. In addition, in connection with the aforementioned acquisition of Paper, WorldCorp Acquisition entered into promissory notes which contain various restrictive covenants, including dividend restrictions on WorldCorp and its subsidiaries, including World Airways. As a result of WorldCorp's cash requirements, it may be required to sell additional shares of common stock, and such sales, or the threat of such sales, could have a material adverse effect on the market price of the common stock. Except as limited by contractual arrangements with MHS, WorldCorp also is in a position to control the outcome of many issues submitted to World Airways' stockholders, including the election of all of World Airways' Board of Directors, adoption of amendments to World Airways' Certificate of Incorporation, and approval of mergers.

On February 21, 1998 and April 8, 1998, World Airways loaned WorldCorp $1.75 million and $0.27 million, respectively, which was used by WorldCorp to pay debt obligations. The loan was collateralized by 1.0 million of World Airways shares owned by WorldCorp, bore interest at prime plus 2.5% and was due on April 28, 1998. WorldCorp failed to make the required payment on April 28, 1998. After WorldCorp failed to make the required payment on April 28, 1998, WorldCorp and the Company entered into, and subsequently completed, negotiations to restructure the loan. The restructured loan calls for WorldCorp to increase the interest rate effective April 28, 1998 to 12% as compared to prime plus 2.5% in the original loan and to substitute 1,860,396 shares of its InteliData common stock and 500,000 shares of its World Airways common stock as collateral for the loan, rather than the prior collateral package of 1,000,000 shares of World Airways common stock. If WorldCorp reduces the loan principal, World Airways will return a pro rata amount of the collateral. On June 25, 1998, the parties agreed to exchange 150,000 of the previously collateralized shares of World Airways common stock for a payment on 1) expenses incurred in connection with the loan, 2) interest receivable on the loan, and 3) principal, respectively. As of June 30, 1998, $1.5 million of the loan was outstanding, as well as other receivables of $0.4 million. Under the direction of the Board of Directors, the Company continues to examine all alternatives available to complete this transaction.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

Total block hours decreased 3,532 hours, or 29%, to 8,804 hours in the second quarter of 1998 from 12,336 hours in 1997, with an average of 12.0 available aircraft per day in 1998 compared to 14.0 in 1997. This decrease is due to one less MD-11 aircraft and one less short-term DC10-30 aircraft in 1998 versus 1997 as well as low cargo wet lease aircraft utilization in 1998 in comparison to four aircraft in high utilization PAL flying in 1997. Average daily utilization (block hours flown per day per aircraft) was 8.1 hours in 1998 and 9.7 hours in 1997. In 1998, wet lease contracts accounted for 69% of total block hours, a decrease from 91% in 1997 due to continuous AMC flying in 1998 versus redeployment to Garuda Indonesia for Hadj flying in 1997 as well as the end of the Phillipine Airlines contract in February 1998. Total operating revenues decreased $10.3 million, or 13%, to $71.6 million in 1998 from $81.9 million in 1997.

OPERATING REVENUES. Revenues from flight operations decreased $9.0 million, or 11%, to $71.1 million in 1998 from $80.1 million in 1997. This decrease corresponds primarily to a decrease in block hours flown in 1998 compared to 1997, partially offset by a shift in business during 1998 with an increase in full service operations from wet lease operations.

OPERATING EXPENSES. Total operating expenses decreased $2.6 million, or 3%, in 1998 to $72.8 million from $75.4 million in 1997.

Flight operations expenses include all expenses related directly to the operation of the aircraft other than aircraft cost, fuel and maintenance. Also included are expenses related to flight operations administration. Flight operations expenses increased $1.8 million, or 11%, in 1998 to $18.5 million from $16.7 million in 1997. This increase resulted primarily from a shift to full service flying and a corresponding increase in flight attendant costs offset by a decrease related to cockpit crew headcount and training due to a decrease in the number of aircraft in the fleet and in block hours.

Maintenance expenses decreased $2.8 million, or 16%, in 1998 to $15.1 million from $17.9 million in 1997. This decrease resulted primarily from the decrease in the number of aircraft from 13 to 12 and a reduction in overall hours. The Company expects its maintenance expense to increase on an hourly basis in 1998 and beyond due to escalations in the specified rates per hour under the Company's maintenance agreement.

Aircraft costs decreased $3.3 million, or 13%, in 1998 to $21.4 million from $24.7 million in 1997. This decrease resulted primarily from the return of one short-term DC10-30 in July of 1997, two Pratt & Whitney engines in the fourth quarter of 1997 and one MD-11 aircraft in the third quarter of 1997.

Fuel expenses increased $3.3 million in 1998, to $6.0 million from $2.7 million in 1997. This increase is due primarily to an increase in full service block hours and the military contract fuel price increases.

Promotions, sales and commissions increased $0.2 million in 1998, or 9%, to $2.6 million from $2.4 million in 1997. This increase resulted primarily from expenses incurred in connection with increased revenues relating to increased Air Mobility Command flying partially offset by no Philippine Airlines commissions in 1998 due to the end of the contract.

Depreciation and amortization decreased $0.1 million, or 5%, in 1997 to $2.1 million from $2.2 million in 1997. This decrease resulted primarily from a decrease in both the depreciation of DC-10 leasehold improvements and amortization of other assets, partially offset by an increase in the depreciation of DC-10 and MD-11 engines.

General and administrative expenses decreased $0.5 million, or 7% in 1998 to $6.5 million from $7.0 million in 1997. This decrease was primarily due to a reduction in wages and fringes offset by an increase in general insurance.

Interest expense increased $1.2 million in 1998 to $2.1 million from $0.9 million in 1997. This increase resulted primarily from the issuance of $50.0 million of 8% senior subordinated debentures on August 26, 1997.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

Total block hours decreased 6,436 hours, or 27%, to 17,714 hours in 1998 from 24,150 hours in 1997, with an average of 12.0 available aircraft per day in 1998 compared to 13.7 in 1997. This decrease is due to one less MD-11 aircraft and one less short-term DC10-30 aircraft in 1998 versus 1997 as well as low second quarter cargo wet lease aircraft utilization in 1998 in comparison to high utilization on four aircraft flying for PAL in 1997. Average daily utilization (block hours flown per day per aircraft) was 8.2 hours in 1998 and 9.8 hours in 1997. In 1998, wet lease contracts accounted for 71% of total block hours, a decrease from 90% in 1997 due to continuous AMC flying in 1998 versus redeployment to Garuda Indonesia for Hadj flying in 1997 as well as the end of the Phillipine Airlines contract in February 1998. Total operating revenues decreased $19.8 million, or 12%, to $140.9 million in 1998 from $160.7 million in 1997.

OPERATING REVENUES. Revenues from flight operations decreased $18.5 million, or 12%, to $140.0 million in 1998 from $158.5 million in 1997. This decrease corresponds primarily to a decrease in block hours flown in 1998 compared to 1997, partially offset by a shift in business during 1998 with an increase in full service operations from wet lease operations.

OPERATING EXPENSES. Total operating expenses decreased $4.2 million, or 3%, in 1998 to $143.6 million from $147.8 million in 1997.

Flight operations expenses include all expenses related directly to the operation of the aircraft other than aircraft cost, fuel and maintenance. Also included are expenses related to flight operations administration. Flight operations expenses increased $2.1 million, or 6%, in 1998 to $35.2 million from $33.1 million in 1997. This increase resulted primarily from a shift to full service flying and a corresponding increase in flight attendant costs offset by a decrease related to cockpit crew headcount and training due to a decrease in the number of aircraft in the fleet and in block hours.

Maintenance expenses decreased $4.0 million, or 12%, in 1998 to $30.6 million from $34.6 million in 1997. This decrease resulted primarily from the decrease in the number of aircraft from 13 to 12 and a reduction in overall hours flown, partially offset by an additional maintenance accrual of $1.4 million relating to an engine overhaul in the first quarter of 1998. The Company expects its maintenance expense on an hourly basis to increase in 1998 due to escalations in the specified rates per hour under the Company's maintenance agreement.

Aircraft costs decreased $6.8 million, or 14%, in 1998 to $42.6 million from $49.4 million in 1997. This decrease resulted primarily from the return of one short-term DC10-30 in July of 1997, two Pratt & Whitney engines in the fourth quarter of 1997 and one MD-11 aircraft in the third quarter of 1997, and a decrease in aircraft insurance as a result of a reduction in insurance policy rates.

Fuel expenses increased $5.7 million, or 100%, in 1998, to $11.4 million from $5.7 million in 1997. This increase is due primarily to an increase in full service block hours and the military contract fuel price increases.

Promotions, sales and commissions increased $0.6 million in 1998, or 13%, to $5.3 million from $4.7 million in 1997. This increase resulted primarily from expenses incurred in connection with increased revenues relating to increased Air Mobility Command flying partially offset by the end of the Philippine Airlines contract in February 1998.

Depreciation and amortization increased $0.2 million, or 5%, in 1997 to $4.5 million from $4.3 million in 1997. This increase resulted primarily from an increase in the depreciation of DC-10 and MD-11 engines offset by a decrease in both the depreciation of DC-10 leasehold improvements and amortization of other assets.

General and administrative expenses decreased $0.9 million, or 7%, in 1998 to $12.9 million from $13.8 million in 1997. This decrease was primarily due to a reduction in wages and fringes, legal expenses, property tax accrual and FAA fine accruals offset by an increase in general insurance.

Interest expense increased $1.8 million, or 90%, in 1998 to $3.9 million from $2.0 million in 1997. This increase resulted primarily from the issuance of $50.0 million of 8% senior subordinated debentures on August 26, 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company is highly leveraged. The Company incurred substantial debt and lease commitments during the past four years in connection with its acquisition of MD-11 aircraft and related spare parts. In addition, the Company issued $50.0 million of convertible debentures in August 1997, as discussed below. As of June 30, 1998, the Company had outstanding long-term debt and capital leases of $69.7 million and notes payable and current maturities of long term obligations of $9.3 million. In addition, the Company has significant future long-term obligations under aircraft leases.

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

World Airways' cash and cash equivalents at June 30, 1998 and December 31, 1997 were $9.0 million and $25.9 million, respectively. As is common in the airline industry, World Airways operates with a working capital deficit. Effective January 23, 1998, the Company used approximately $5.9 million of its cash balance to purchase the aforementioned 773,000 shares of common stock and on February 27, 1998 and April 8, 1998, loaned WorldCorp $1.75 million and $0.27 million, respectively, which was used by WorldCorp to pay debt obligations. World Airways has substantial long-term aircraft lease obligations with respect to its current aircraft fleet. At June 30, 1998, World Airways' current assets were $36.4 million and current liabilities were $55.1 million.

In 1996, World Airways instituted a program to purchase up to one million shares of its publicly-traded Common Stock pursuant to open market transactions. As of June 30, 1998, World Airways had purchased 770,000 shares of Common Stock at an aggregate cost of approximately $7.9 million pursuant to such program. In July and August 1998, the Company purchased an additional 30,000 and 50,000 shares of Common Stock, respectively, both at aggregate costs of approximately $0.1 million. The Company may purchase additional shares in the future.

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

CASH FLOWS FROM OPERATING ACTIVITIES

Operating activities provided $2.2 million in cash for the six months ended June 30, 1998 compared to providing $22.7 million in the comparable period in 1997. This decrease resulted primarily from a net loss in 1998 compared to net earnings in 1997 and an increase in accounts receivable, partially offset by an increase in unearned revenue.

CASH FLOWS FROM INVESTING ACTIVITIES

Investing activities used $1.3 million in cash for the six months ended June 30, 1998, compared to using $4.2 million in the comparable period in 1997. In 1998, cash was used primarily to purchase MD-11 and DC-10 rotables to support the current fleet, and leasehold improvements on the corporate headquarters. In 1997, cash was used primarily for the purchase of rotable spare parts, a spare engine, and engine upgrades required for two MD-11 aircraft.

CASH FLOWS FROM FINANCING ACTIVITIES

Financing activities used $17.9 million in cash for the six months ended June 30, 1998 compared to using $17.3 million in the comparable period in 1997. In 1998, cash was used primarily to repay debt of approximately $9.9 million for the purchase of shares of the Company's common stock for an aggregate cost of $5.9 million, and for the loan to WorldCorp of $2.0 million, net. In 1997, cash was used to repay debt of approximately $16.8 million and for the purchase of shares of the Company's common stock for an aggregate cost of $0.5 million.

CAPITAL COMMITMENTS/FINANCING DEVELOPMENTS

In October 1992 and January 1993, the Company signed a series of agreements to lease seven new MD-11 aircraft for initial lease terms of two to five years, renewable for up to 10 years (and in the case of one aircraft, for 13 years) by the Company with increasing rent costs. As of March 1995, the Company had taken delivery of all seven aircraft, consisting of four passenger MD-11 aircraft, one freighter MD-11, and two passenger/cargo convertible MD-11s. The Company returned one aircraft in August 1997. In March 1996, the Company signed an agreement with the manufacturer to lease two MD-11ER aircraft. Under the agreement, the Company leased each aircraft for a term of 24 years with an option to return the aircraft after a seven-year period with certain fixed termination fees. In addition, the Company agreed to assume an existing lease of two additional MD-11 freighter aircraft for 20 years, beginning in 1999, in the event that the existing lessee terminates its lease with the manufacturer at that time. The Company received notice that the existing lessee intends to terminate its lease with the manufacturer. The Company is currently in discussions with the manufacturer regarding these aircraft.

As of June 30, 1998, World Airways maintains leases for four DC10-30 aircraft. Two of the leases expire in 1999 and two expire in 2003.

In March 1998, the Company renewed and amended a revolving line of credit facility of up to $25.0 million for a period of 3 years, collateralized by certain receivables, inventory and equipment. The proceeds from this facility will be used to increase working capital and for general corporate purposes.

Under the terms of the amended Credit Agreement, the Company is not permitted without prior written approval to (I) incur indebtedness in excess of $1.0 million (excluding capital leases), (ii) declare, pay, or make any dividend or distribution in any six month period which aggregate in excess of 50% of net income for the previous six months, (iii) apply any of its funds, property or assets to the purchase, redemption or other retirement of any common or preferred stock in excess of 5% of the total aggregate outstanding amount of such stock. The Company must also maintain a certain quarterly tangible net worth, net income (loss) and debt ratio requirements. The Company was not in compliance with these covenants at June 30, 1998. At the end of the second quarter there were no outstanding amounts on this facility. The Company is currently in negotiations with the financial institution and expects to reach an agreement soon.

As discussed above, the Company signed an agreement for the lease of two MD-11ER aircraft beginning in the first quarter of 1996 to provide additional capacity for growth opportunities. As part of the agreement for the MD-11 aircraft, the Company received spare parts financing from the lessor of $9.0 million of which $3.0 million was made available with the delivery of each aircraft, and the remaining $3.0 million was made available in December 1996. As of June 30, 1998, approximately $7.8 million had been received.

As of June 30, 1998, annual minimum payments required under the Company's aircraft and lease obligations totaled $39.8 million for the remainder of 1998. The Company anticipates that its total capital expenditures in 1998 will approximate $4.1 million which the Company expects to fund from its working capital. As of June 30, 1998, the Company held approximately $3.0 million (at book value) of aircraft spare parts currently available for sale.

OTHER MATTERS

LEGAL AND ADMINISTRATIVE PROCEEDINGS

World Airways has periodically received correspondence from the FAA with respect to minor noncompliance matters. In November 1996, as the FAA has increased its scrutiny of U.S. airlines, World Airways was assessed a preliminary fine of $810,000 in connection with certain security violations by ground handling crews contracted by World Airways for services at foreign airport locations. Under 49 U.S.C., Section 46301, any violation of pertinent provisions of 49 U.S.C. Subsection 40101 or related rules is subject to a civil penalty for each violation. Upon review of the evidence or facts and circumstances relating to the violation, the statute allows for the compromise of proposed civil penalties. The penalties were proposed by the FAA in connection with recent inspections at foreign airport facilities and relate primarily to ground handling services provided by World Airways' customers in connection with their operations; specifically, the inspection procedures of its aircraft, passengers and associated cargo. In each of these instances, World Airways was in compliance with international regulations, but not the more stringent U.S. requirements, despite the fact that the flights in question did not originate or terminate in the United States. World Airways has taken steps to comply with the U.S. requirements. In September 1997, the Company entered into a consent order and settlement agreement with the FAA in connection with the above-mentioned alleged violations. Pursuant to this agreement, the Company is liable for the sum of $610,000, of which $405,000 was paid in September 1997. The remaining $205,000 was suspended and will be forgiven if the Company complies with the provisions of the settlement agreement, including not incurring any security violations during the one year period following the execution of the settlement agreement. While World Airways believes it is currently in compliance in all material respects with all appropriate standards and has all required licenses and authorities, any material non-compliance by World Airways therewith or the revocation or suspension of licenses or authorities could have a material adverse effect on the financial condition or results of operations of World Airways.

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

EMPLOYEES

The Company's cockpit crew members, who are represented by the International Brotherhood of Teamsters (the "Teamsters"), are subject to a four-year collective bargaining agreement that became amendable in July 1998. Approximately 34% of the Company's employees are covered under this collective bargaining agreement. The Company expects to begin negotiations in the third quarter of 1998 and cannot predict the outcome of the negotiations or their possible impact on the Company's financial condition and results of operations.

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

INCOME AND OTHER TAXES

As of December 31, 1997, World Airways had net operating loss carryforwards ("NOLs") for federal income tax purposes of $92.2 million ($27.8 million of which is subject to a $6.9 million annual limitation as a result of an ownership change of World Airways for tax purposes in 1991). These NOLs, if not utilized to offset taxable income in future periods, would expire between 1998 and 2011. Use of World Airways' NOLs in future years could be further limited if an ownership change were to occur in the future. While World Airways believes that as of June 30, 1998, no Ownership Change has occurred since the 1991 Ownership Change, the application of the Internal Revenue Code (the "Code") in this area is subject to interpretation by the Internal Revenue Service. The NOLs are subject to examination by the IRS and, thus, are subject to adjustment or disallowance resulting from any such IRS examination. In addition, conversion of the Debentures or future transactions in the Company's common stock or the common stock of the Company's stockholders, including conversions of a portion of the outstanding WorldCorp debentures into common stock, may cause an ownership change, which could result in a substantial reduction in the annual limitation in the use of the NOLs and the loss of a substantial portion of the NOLs available to the Company.

YEAR 2000

The Company has begun a comprehensive review of its computer system to identify the systems that could be affected by the "Year 2000" issue and is developing an implementation plan to resolve the issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company presently believes that, with modifications to existing software and converting to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and converted. However, if such modifications and conversion are not completed timely, the Year 2000 problem may have a material impact on the operations of the Company. The Company is currently in the process of testing and modifying its existing computer systems as well as obtaining certification of intent to be compliant from outside parties the Company relies upon. The Company has not yet estimated the cost of modifying its computer systems.

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

                                     PART II

ITEM 6.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Exhibits

     No.    Description
     ---    -----------

     11     Computation of earnings (loss) per share.            Filed Herewith

     27     Financial data schedule for the quarter
            ended June 30, 1998.                                 Filed Herewith


(b)  Reports on Form 8-K

     None


  *     *     *     *     *     *     *     *     *     *     *     *     *

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                              WORLD AIRWAYS, INC.



                               By:   /s/ James Douglas
                                     Principal Accounting and Financial Officer




Date:  August 15, 1998