Form 10-Q
period 1998-09-30
WORLD AIRWAYS INC /DE/
filed 1998-11-16
CIK 949240

--------------------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            -------------------------




                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934





    For the Quarter Ended: SEPTEMBER 30, 1998 Commission File Number 0-26582



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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of the registrant's Common Stock outstanding on October 30, 1998 was 7,000,064.


 -------------------------------------------------------------------------------

                               WORLD AIRWAYS, INC.

                  SEPTEMBER 1998 QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

     Condensed Balance Sheets, September 30, 1998 and December 31, 1997

     Condensed Statements of Operations,
         Three Months Ended September 30, 1998 and 1997

     Condensed Statements of Operations,
         Nine Months Ended September 30, 1998 and 1997

     Condensed Statement of Changes in Stockholders' Deficiency,
         Nine months ended September 30, 1998

     Condensed Statements of Cash Flows,
         Nine months ended September 30, 1998 and 1997

     Notes to Condensed Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II - OTHER INFORMATION

     Item 6.

         Exhibits and Reports on Form 8-K

ITEM 1.  FINANCIAL STATEMENTS

                               WORLD AIRWAYS, INC.
                            CONDENSED BALANCE SHEETS
                                     ASSETS
                                 (IN THOUSANDS)


                                                                                   (unaudited)
                                                                                  September 30,        December 31,
                                                                                       1998                1997
                                                                                  -------------      ---------------
CURRENT ASSETS
     Cash and cash equivalents, including restricted
         cash of $21 at September 30, 1998
         and $498 at December 31, 1997                                            $      11,459      $       25,887

     Trade accounts receivable, less allowance for
         doubtful accounts of $1,518 at September 30, 1998
         and $498 at December 31, 1997                                                    3,189               7,747

     Other receivables                                                                    5,579               9,485

     Due from affiliates, less allowance for
         doubtful accounts of $1,228 at September 30, 1998
         and $475 at December 31, 1997                                                    3,509               2,471

     Prepaid expenses and other current assets                                            4,042               7,995

     Assets held for sale                                                                   500                 500
                                                                                        -------             -------

         Total current assets                                                            28,278              54,085
                                                                                        -------             -------

ASSETS HELD FOR SALE                                                                      1,879               2,734

EQUIPMENT AND PROPERTY
     Flight and other equipment                                                          89,225              86,774
     Equipment under capital leases                                                      12,266              12,266
                                                                                        -------             -------
                                                                                        101,491              99,040
     Less: accumulated depreciation and amortization                                     31,488              25,603
                                                                                        -------             -------

         Net equipment and property                                                      70,003              73,437
                                                                                        -------             -------

LONG-TERM OPERATING DEPOSITS                                                             15,900              16,059

OTHER ASSETS AND DEFERRED CHARGES, NET                                                    2,057               2,833
                                                                                        -------             -------

TOTAL ASSETS                                                                      $     118,117      $      149,148
                                                                                        =======             =======

                                                                                                        (Continued)

                               WORLD AIRWAYS, INC.
                            CONDENSED BALANCE SHEETS
                                   (CONTINUED)
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                        (IN THOUSANDS EXCEPT SHARE DATA)


                                                                                   (unaudited)
                                                                                  September 30,       December 31,
                                                                                       1998               1997
                                                                                  -------------      --------------
CURRENT LIABILITIES
     Notes payable                                                                $         198      $        4,039
     Current maturities of long-term obligations                                          7,835               9,856
     Accounts payable                                                                    15,343              19,824
     Unearned revenue                                                                     6,456               2,486
     Accrued maintenance in excess of reserves paid                                       7,955               2,481
     Accrued salaries and wages                                                           7,952              10,976
     Accrued taxes                                                                          982               1,386
     Due to affiliate                                                                       613               3,304
     Other accrued liabilities                                                              478               1,553
                                                                                        -------             -------
         Total current liabilities                                                       47,812              55,905
                                                                                        -------             -------

LONG-TERM OBLIGATIONS, NET                                                               68,665              75,071

OTHER LIABILITIES
     Deferred gain from sale-leaseback transactions, net of
         accumulated amortization of $20,948 at September
         30, 1998 and $20,156 at December 31, 1997                                        4,403               5,195
     Accrued maintenance in excess of reserves paid                                       9,593              10,575
     Accrued postretirement benefits                                                      2,794               2,752
     Other liabilities                                                                    5,089               4,421
                                                                                        -------             -------
         Total other liabilities                                                         21,879              22,943
                                                                                        -------             -------

TOTAL LIABILITIES                                                                       138,356             153,919
                                                                                        -------             -------

STOCKHOLDERS' DEFICIENCY
     Common stock, $.001 par value (40,000,000 shares authorized; 12,000,064 shares issued and 7,000,064 outstanding at September 30, 1998 and
         12,000,064 shares issued and
         8,003,064 outstanding at December 31, 1997)                                         12                  12
     Preferred stock, $.001 par value (5,000,000 shares authorized and no shares issued or outstanding at September 30, 1998
         and December 31, 1997)                                                              --                  --
     Additional paid-in capital                                                          42,522              42,522
     Contributed capital                                                                  3,000               3,000
     Accumulated deficit                                                               (25,084)            (17,554)
     ESSOP guaranteed bank loan                                                             --                (227)
     Note receivable from parent                                                        (1,308)                  --
     Treasury stock, at cost (5,000,000 shares at September 30,
         1998 and 3,997,000 shares at December 31, 1997)                               (39,381)            (32,524)
                                                                                       --------            --------
         Total stockholders' deficiency                                                (20,239)             (4,771)
                                                                                       --------            --------

COMMITMENTS AND CONTINGENCIES

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                    $     118,117      $      149,148
                                                                                       ========            ========

            See accompanying Notes to Condensed Financial Statements

                               WORLD AIRWAYS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                        THREE MONTHS ENDED SEPTEMBER 30,
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                       1998                1997
                                                                                  -------------      --------------
OPERATING REVENUES
     Flight operations                                                            $      67,301      $       79,645
     Flight operations subcontracted to other carriers                                       --                 115
     Other                                                                                  155                 164
                                                                                        -------             -------
         Total operating revenues                                                        67,456              79,924
                                                                                        -------             -------

OPERATING EXPENSES
     Flight                                                                              18,534              21,835
     Maintenance                                                                         14,101              14,918
     Aircraft costs                                                                      21,115              20,351
     Fuel                                                                                 3,469               6,831
     Flight operations subcontracted to other carriers                                    (222)                 330
     Promotions, sales and commissions                                                    2,124               3,002
     Depreciation and amortization                                                        1,978               2,331
     General and administrative                                                           5,525               5,803
                                                                                        -------             -------
         Total operating expenses                                                        66,624              75,401
                                                                                        -------             -------

OPERATING INCOME                                                                            832               4,523
                                                                                        -------             -------

OTHER INCOME (EXPENSE)
     Interest expense                                                                   (1,756)             (1,377)
     Interest income                                                                        132                 747
     Other, net                                                                           (615)                (92)
                                                                                        -------             -------
         Total other, net                                                               (2,239)               (722)
                                                                                        -------             -------

EARNINGS (LOSS) BEFORE INCOME TAXES                                                     (1,407)               3,801

INCOME TAX EXPENSE                                                                         (90)                (75)
                                                                                        -------             -------

NET EARNINGS (LOSS)                                                               $     (1,497)      $        3,726
                                                                                        =======             =======

NET EARNINGS (LOSS) PER SHARE
         Basic                                                                    $      (0.21)      $         0.35
                                                                                        =======             =======
         Diluted                                                                  $           *      $         0.25
                                                                                        =======             =======

WEIGHTED AVERAGE COMMON AND COMMON
     EQUIVALENT SHARES OUTSTANDING
         Basic                                                                            7,018              10,774
         Diluted                                                                              *              16,393

*   Anti-dilutive

            See accompanying Notes to Condensed Financial Statements

                               WORLD AIRWAYS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                         NINE MONTHS ENDED SEPTEMBER 30,
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                       1998                1997
                                                                                  -------------      --------------
OPERATING REVENUES
     Flight operations                                                            $     207,266      $      238,129
     Flight operations subcontracted to other carriers                                      678               2,058
     Other                                                                                  363                 413
                                                                                        -------             -------
         Total operating revenues                                                       208,307             240,600
                                                                                        -------             -------

OPERATING EXPENSES
     Flight                                                                              53,744              54,949
     Maintenance                                                                         44,741              49,513
     Aircraft costs                                                                      63,735              69,730
     Fuel                                                                                14,871              12,534
     Flight operations subcontracted to other carriers                                      856               2,579
     Promotions, sales and commissions                                                    7,401               7,665
     Depreciation and amortization                                                        6,442               6,662
     General and administrative                                                          18,462              19,611
                                                                                        -------             -------
         Total operating expenses                                                       210,252             223,243
                                                                                        -------             -------

OPERATING INCOME (LOSS)                                                                 (1,945)              17,357
                                                                                        -------             -------

OTHER INCOME (EXPENSE)
     Interest expense                                                                   (5,642)             (3,423)
     Interest income                                                                        614               1,085
     Other, net                                                                           (584)               (202)
                                                                                        -------             -------
         Total other, net                                                               (5,612)             (2,540)
                                                                                        -------             -------

EARNINGS (LOSS) BEFORE INCOME TAXES                                                     (7,557)              14,817

INCOME TAX EXPENSE                                                                         (90)               (425)
                                                                                        -------             -------

NET EARNINGS (LOSS)                                                               $     (7,647)      $       14,392
                                                                                        =======             =======

NET EARNINGS (LOSS) PER SHARE
         Basic                                                                    $      (1.06)      $         1.30
                                                                                        =======             =======
         Diluted                                                                  $            *     $         0.89
                                                                                        =======             =======

WEIGHTED AVERAGE COMMON AND COMMON
     EQUIVALENT SHARES OUTSTANDING
         Basic                                                                            7,215              11,077
         Diluted                                                                              *              16,700

* Anti-dilutive

            See accompanying Notes to Condensed Financial Statements

                               WORLD AIRWAYS, INC.
                         CONDENSED STATEMENTS OF CHANGES
                           IN STOCKHOLDERS' DEFICIENCY
                      NINE MONTHS ENDED SEPTEMBER 30, 1998
                        (IN THOUSANDS EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                                                                  Note
                                               Additional                             ESSOP     Receivable  Treasury      Total
                                      Common    Paid-in   Contributed  Accumulated  Guaranteed     from      Stock,    Stockholders'
                                      Stock     Capital    Capital      Deficit     Bank Loan   Affiliate   at Cost    Deficiency
                                      -------   --------   -------    ----------   -----------  ---------   ---------  -----------
BALANCE AT
     DECEMBER 31, 1997                $   12    $ 42,522   $ 3,000    $ (17,554)    $  (227)     $    --    $(32,524)    $ (4,771)

Common stock repurchases
     (823,000 shares)                     --          --       --             --         --           --      (6,174)      (6,174)

Note Receivable from
     WorldCorp                            --          --       --             --         --      (2,015)          --       (2,015)

Common stock redemption
     (150,000 shares)                     --          --       --             --         --          559        (683)        (124)

Employee Savings and Stock
     Ownership Plan
     Guaranteed bank loan                 --          --       --             --        227           --          --          227

Interest on the Note Receivable
     from WorldCorp                       --          --       --            117         --          (8)          --          109

Sale of collateral for the Note
     Receivable from WorldCorp            --          --       --             --         --          156          --          156

Net Loss                                  --          --       --        (7,647)         --           --          --       (7,647)
                                       -----     -------   ------      ---------    -------      -------     --------     --------

BALANCE AT
     September 30, 1998               $   12    $ 42,522   $3,000     $ (25,084)   $     --     $(1,308)   $ (39,381)    $(20,239)
                                       =====     =======    =====       ========     ======       ======     ========     ========

            See accompanying Notes to Condensed Financial Statements

                               WORLD AIRWAYS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                         NINE MONTHS ENDED SEPTEMBER 30,
                                 ( IN THOUSANDS)
                                   (UNAUDITED)

                                                                                       1998                1997
                                                                                  -------------      ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING
     OF PERIOD                                                                    $      25,887      $        7,028

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)                                                                     (7,647)              14,392
Adjustments to reconcile net earnings (loss) to cash
     provided (used) by operating activities:
     Depreciation and amortization                                                        6,442               6,662
     Deferred gain recognition                                                            (792)               (792)
     Provision for losses on accounts receivable                                          1,772                  --
     Writedown of assets held for sale                                                      500                  --
     Other                                                                                  395                 286
     Changes in certain assets and liabilities net of effects of non-cash transactions:
         Decrease in accounts receivable                                                  5,654               8,140
         Increase in restricted short-term investments                                       --                (59)
         Decrease in deposits, prepaid expenses
              and other assets                                                            4,365               2,850
         Decrease in accounts payable, accrued
              expenses and other liabilities                                            (6,596)             (6,781)
         Increase (decrease) in unearned revenue                                          3,970                (76)
                                                                                       --------             -------
     Net cash provided by operating activities                                            8,063              24,622
                                                                                       --------             -------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to equipment and property                                                     (2,543)             (5,285)
Proceeds from disposals of equipment and property                                           565                 545
                                                                                       --------             -------
     Net cash used by investing activities                                              (1,978)             (4,740)
                                                                                       --------             -------

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in line of credit borrowing arrangement, net                                        --             (7,096)
Issuance of debt                                                                             --              50,799
Repayment of debt                                                                      (12,498)            (15,835)
Purchase of World Airways common stock, at cost                                         (6,174)            (25,163)
Debt issuance costs                                                                        (90)             (1,410)
Loan to affiliate, net                                                                  (1,751)                  --
                                                                                       --------             -------
     Net cash (used) provided by financing activities                                  (20,513)               1,295
                                                                                       --------             -------

NET (DECREASE) INCREASE IN CASH
     AND CASH EQUIVALENTS                                                              (14,428)              21,177
                                                                                       --------             -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $      11,459      $       28,205
                                                                                       ========             =======


            See accompanying Notes to Condensed Financial Statements

                               WORLD AIRWAYS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. The condensed balance sheet of World Airways, Inc. ("World Airways" or the "Company") as of September 30, 1998, the related condensed statements of operations for the three month and nine month periods ended September 30, 1998 and 1997, condensed statement of changes in stockholders' deficiency for the nine months ended September 30, 1998, and condensed statements of cash flows for the nine months ended September 30, 1998 and 1997 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

     The condensed financial statements and notes are presented as required by Form 10-Q and do not contain certain information included in the Company's annual financial statements and notes. These financial statements should be read in conjunction with the financial statements and the notes included in the Company's Form 10-K for the year ended December 31, 1997.

2. On August 26, 1997, the Company completed a private offering, issuing $50.0 million of 8% convertible senior subordinated debentures (the "Debentures") due in 2004 (the "Offering"). The Debentures were subsequently registered with the Securities and Exchange Commission. In connection with the above-mentioned Offering, the Company and WorldCorp, Inc. ("WorldCorp") entered into an agreement (the "Agreement") on August 20, 1997 for the purchase by World Airways of up to 4.0 million shares of common stock owned by WorldCorp at a purchase price of $7.65 per share. On September 18, 1997, the Company purchased 3,227,000 shares of its common stock from WorldCorp for approximately $24.7 million. Therefore, at December 31, 1997, WorldCorp and MHS Berhad ("MHS"), a Malaysian aviation company, owned approximately 46.3% and 24.9% of World Airways, respectively. The remaining shares were publicly traded. In accordance with a shareholders agreement, dated as of February 3, 1994, as amended, among WorldCorp, MHS and the Company, if WorldCorp were to dispose of its holdings in the Company with the result that WorldCorp's ownership interest in the Company falls below 51% of the outstanding shares of common stock, then MHS may either sell its shares to a third party or require WorldCorp to sell a pro rata number of shares held by MHS to the party purchasing WorldCorp's shares. Therefore, as a result of the purchase of 3,227,000 shares of common stock by World Airways from WorldCorp, MHS had the right to sell, and accordingly sold, 773,000 shares of its World Airways common stock to the Company for approximately $5.9 million, effective January 23, 1998.

3. In 1996, World Airways instituted a program to purchase up to one million shares of its publicly-traded Common Stock pursuant to open market transactions. Prior to 1998, World Airways had purchased 770,000 shares of Common Stock at an aggregate cost of approximately $7.9 million pursuant to such program. In the third quarter of 1998, the company purchased an additional 80,000 shares of common stock at an aggregate cost of approximately $0.1 million. At September 30, 1998, WorldCorp and MHS beneficially own 50.7% and 17.4%, respectively, of the outstanding common stock of World Airways. The Company may purchase additional shares in the future.

4. On February 21, 1998 and April 8, 1998, World Airways loaned WorldCorp $1.75 million and $0.27 million, respectively, which was used by WorldCorp to pay debt obligations. The loan was collateralized by 1.0 million of World Airways shares owned by WorldCorp, bore interest at prime plus 2.5% and was due on April 28, 1998. WorldCorp failed to make the required payment on April 28, 1998 and WorldCorp and the Company entered into, and subsequently completed, negotiations to restructure the loan. The restructured loan increased the interest rate effective April 28, 1998 to 12% and substituted 1,860,396 shares of InteliData common stock and 500,000 shares of World Airways common stock owned by WorldCorp as collateral for the loan, rather than the prior collateral package of 1,000,000 shares of World Airways common stock. If WorldCorp reduces the loan principal, World Airways will return a pro rata amount of the collateral. In the second quarter of 1998, World Airways redeemed 150,000 of the shares of World Airways common stock held as collateral as payment against principal, interest and expenses on the loan. Principal was reduced by approximately $0.6 million as a result of this transaction. In the third quarter of 1998, World Airways sold 245,000 of the shares of InteliData common stock held as collateral. These proceeds were also applied against principal, interest and expenses of the loan. Principal was reduced by approximately $0.2 million as a result of the sale of the shares of InteliData common stock. The loan is included as a separate component of stockholders' deficiency in the accompanying condensed balance sheets. At September 30, 1998, the value of the InteliData shares held as collateral was in excess of the balance of the loan, based on its quoted market value. Under the direction of the Board of Directors, the Company continues to examine all alternatives to collect interest and principal due on the loan. Also at September 30, 1998, the Company had unsecured accounts receivable of approximately $434,000 due from WorldCorp. Such receivables were classified as due from affiliates in the accompanying condensed balance sheet. All other amounts due from or to affiliates pertained to activity with Malaysian Airlines, 28% of which is owned by MHS.

5. In April 1998, WorldCorp consummated a series of transactions with WorldCorp Acquisition Corp., a newly established Delaware corporation ("WorldCorp Acquisition") and Paper Acquisition Corp., also a Delaware corporation ("Paper") pursuant to which WorldCorp contributed all of the shares of World Airways and Paper it owned to WorldCorp Acquisition in exchange for 80% of the issued and outstanding capital stock of WorldCorp Acquisition. In connection with the transactions WorldCorp pledged all of the stock of Paper and InteliData it owned and WorldCorp Acquisition pledged all of the stock of World Airways it owned to former shareholders of Paper to secure certain obligations of WorldCorp Acquisition. World Airways' lien on its shares now owned by WorldCorp Acquisition and the shares of InteliData pledged to secure the loan to WorldCorp referred to in
     Note 4 above is senior to the lien of the former shareholders of Paper. In connection with the transactions the former shareholders of Paper received seven year options and warrants to acquire 20% and 35% of the issued and outstanding stock of WorldCorp and WorldCorp Acquisition, respectively (after the exercise of such options and warrants). WorldCorp Acquisition has also issued two notes, a $1 million note due in March 1999 and a $15 million note due in April 2003, that contain various restrictive covenants, including dividend restriction on WorldCorp and its subsidiaries (including World Airways), limitations on transfers of cash to WorldCorp, as well as cross-default provisions. Upon an event of default, which would include an acceleration of payment demand on any outstanding WorldCorp borrowings, the note holders may assume control of the WorldCorp Acquisition board and the collateral pledged to the former shareholders of Paper.

6. Effective June 1998, the Company amended its Credit Agreement with BNY Financial Corporation ("BNY") (the "Credit Agreement") for three years. The amended line of credit has a maximum borrowing capacity of $25.0 million, subject to borrowing base amounts related to receivables and spare parts inventory, as defined. The agreement provides for an unused facility fee of 1/4 of 1% and borrowing loan interest at prime plus 1%. Further, the receivables facility allows for the issuing of Letters of Credit to a sub-limit amount of $4.0 million for an issuance fee and interest at 1/8 of 1%. The amended agreement contains dividend and borrowing restrictions as well as covenants related to the Company's financial condition and operating results. At September 30, 1998, the Company was in compliance with the covenants. Borrowings under this amended Credit Agreement are collateralized by certain receivables, inventory, and equipment. At the end of the third quarter the Company's borrowing capacity under this facility, in addition to outstanding Letters of Credit aggregating approximately $950,000, was approximately $4.7 million.

7. For a discussion of commitments and contingencies see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Legal and Administrative Proceedings".

8. Earnings (loss) per share for the three and nine months ended September 30, 1998 and 1997 are computed as follows (amounts in thousands except share data):

                                        Three Months Ended September 30,1998
                                       ---------------------------------------
                                          Loss          Shares      Per-Share
                                       (Numerator)  (Denominator)     Amount
                                        ---------     ----------     --------
     Basic EPS
        Net loss                        $ (1,497)        7,018        $(0.21)
                                                                      =======
     Effect of Dilutive Securities
        Options                               --            --
        8% convertible debentures            988         5,618
                                          ------        ------
     Diluted EPS
        Net loss                        $  (509)        12,636        $     *
                                          ======        ======         ======


                                         Three Months Ended September 30, 1997
                                        ---------------------------------------
                                         Earnings       Shares       Per-Share
                                       (Numerator)   (Denominator)     Amount
        Basic EPS
           Net earnings                 $  3,726        10,774        $  0.35
                                                                       ======
        Effect of Dilutive Securities
           Options                            --             1
           8% convertible debentures         395         5,618
                                          ------        ------
        Diluted EPS
           Net earnings, assuming
              conversions               $  4,121        16,393        $  0.25
                                          ======        ======         ======


                                        Nine Months Ended September 30,1998
                                      -----------------------------------------
                                          Loss         Shares        Per-Share
                                      (Numerator)   (Denominator)      Amount
                                       ---------     -----------      --------
        Basic EPS
           Net loss                     $(7,647)         7,215        $ (1.06)
                                                                       =======
        Effect of Dilutive Securities
           Options                            --            --
           8% convertible debentures       2,932         5,618
                                         -------        ------
        Diluted EPS
           Net loss                     $(4,715)        12,833        $      *
                                         =======        ======         =======


                                        Nine Months Ended September 30, 1997
                                       ----------------------------------------
                                        Earnings       Shares        Per-Share
                                       (Numerator)  (Denominator)      Amount
                                        ---------    -----------      ---------
        Basic EPS
           Net earnings                 $ 14,392        11,077        $   1.30
                                                                       =======
        Effect of Dilutive Securities
           Options                            --             5
           8% convertible debentures         395         5,618
                                         -------       -------
        Diluted EPS
           Net earnings, assuming
              conversions               $ 14,787        16,700        $   0.89
                                         =======        ======         =======

           *  Anti-dilutive

9. The Company adopted Statement of Financial Accounting Standards No. 130 (FAS No. 130), "REPORTING COMPREHENSIVE INCOME", effective January 1, 1998. FAS No. 130 established standards for the reporting and display of comprehensive income and its components in the financial statements. The adoption of FAS No. 130 does not impact World Airways because the Company has not recorded any defined components of comprehensive income.

     The Company adopted Statement of Financial Accounting Standards No. 131 (FAS No. 131), "DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION", effective January 1, 1998. FAS No. 131 requires the Company to present certain information about operating segments and related information, including geographic and major customer data, in its annual financial statements and in condensed financial statements for interim periods. The Company only operates in one business segment, air transportation. The adoption of this statement did not result in any change in previously reported operating results for the Company. FAS No. 131 does not require full interim disclosures until the first quarter of 1999.

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

World Airways was organized in March 1948 and became a wholly owned subsidiary of WorldCorp, Inc. ("WorldCorp") in a holding company reorganization in 1987. In February 1994, pursuant to an October 1993 agreement, WorldCorp sold 24.9% of its ownership to MHS. Effective December 31, 1994, WorldCorp increased its ownership in the Company to 80.1% through the purchase of 5% of World Airways common stock held by MHS. In October 1995, the Company completed an initial public offering in which 2,000,000 shares were issued and sold by the Company and 900,000 shares were sold by WorldCorp. On September 18, 1997, the Company repurchased 3,227,000 shares of its common stock from WorldCorp. At December 31, 1997, WorldCorp and MHS owned 46.3% and 24.9%, respectively, of the outstanding common stock of World Airways. The balance was publicly traded. On January 23, 1998, the Company purchased 773,000 shares of its common stock from MHS in accordance with a shareholders agreement. In June 1998, World Airways redeemed 150,000 shares of its common stock as partial payment on an outstanding loan to WorldCorp.

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

In connection with the above-mentioned Offering, the Company and WorldCorp entered into an agreement (the "Agreement") on August 20, 1997 for the purchase by World Airways of up to 4.0 million shares of common stock owned by WorldCorp at a purchase price of $7.65 per share. On September 18, 1997, the Company purchased 3,227,000 shares of its common stock from WorldCorp for approximately $24.7 million. In accordance with a shareholders agreement dated as of February 3, 1994, as amended, among WorldCorp, MHS and the Company, if WorldCorp were to dispose of its holdings in the Company with the result that WorldCorp's beneficial ownership interest in the Company falls below 51% of the outstanding shares of common stock, then MHS may either sell its shares to a third party or require WorldCorp to sell a prorata number of shares held by MHS to the party purchasing WorldCorp's shares. Therefore, as a result of the purchase of 3,227,000 shares of common stock by World Airways from WorldCorp, MHS had the right to sell, and accordingly sold, 773,000 shares of common stock to World Airways for approximately $5.9 million, effective January 23, 1998.

In 1996, World Airways instituted a program to purchase up to one million shares of its publicly-traded Common Stock pursuant to open market transactions. Prior to the third quarter of 1998, World Airways had purchased 770,000 shares of Common Stock at an aggregate cost of approximately $7.9 million pursuant to such program. In the third quarter of 1998, the Company purchased an additional 80,000 shares of Common Stock at an aggregate cost of approximately $0.1 million. At September 30, 1998, WorldCorp and MHS beneficially own 50.7% and 17.4%, respectively, of the outstanding common stock of World Airways. The Company may purchase additional shares in the future.

On February 21, 1998 and April 8, 1998, World Airways loaned WorldCorp $1.75 million and $0.27 million, respectively, which was used by WorldCorp to pay debt obligations. The loan was collateralized by 1.0 million of World Airways shares owned by WorldCorp, bore interest at prime plus 2.5% and was due on April 28, 1998. WorldCorp failed to make the required payment on April 28, 1998 and WorldCorp and the Company entered into, and subsequently completed, negotiations to restructure the loan. The restructured loan increased the interest rate effective April 28, 1998 to 12% and substituted 1,860,396 shares of InteliData common stock and 500,000 shares of World Airways common stock owned by WorldCorp as collateral for the loan, rather than the prior collateral package of 1,000,000 shares of World Airways common stock. If WorldCorp reduces the loan principal, World Airways will return a pro rata amount of the collateral. In the second quarter of 1998, World Airways redeemed 150,000 of the shares of World Airways common stock held as collateral as payment against principal, interest and expenses on the loan. Principal was reduced by approximately $0.6 million as a result of this transaction. In the third quarter of 1998, World Airways sold 245,000 of the shares of InteliData common stock held as collateral. These proceeds were also applied against principal, interest and expenses of the loan. Principal was reduced by approximately $0.2 million as a result of the sale of the shares of InteliData common stock. The loan is included as a separate component of stockholders' deficiency in the accompanying condensed balance sheets. At September 30, 1998, the value of the InteliData shares held as collateral was in excess of the balance of the loan, based on its quoted market value. Under the direction of the Board of Directors, the Company continues to examine all alternatives to collect interest and principal due on the loan. Also at September 30, 1998, the Company had unsecured accounts receivable of approximately $434,000 due from WorldCorp. Such receivables were classified as due from affiliates in the accompanying condensed balance sheet. All other amounts due from or to affiliates pertained to activity with Malaysian Airlines, 28% of which is owned by MHS.

In April 1998, WorldCorp consummated a series of transactions with WorldCorp Acquisition Corp., a newly established Delaware corporation ("WorldCorp Acquisition") and Paper Acquisition Corp., also a Delaware corporation ("Paper") pursuant to which WorldCorp contributed all of the shares of World Airways and Paper it owned to WorldCorp Acquisition in exchange for 80% of the issued and outstanding capital stock of WorldCorp Acquisition. In connection with the transactions WorldCorp pledged all of the stock of Paper and InteliData it owned and WorldCorp Acquisition pledged all of the stock of World Airways it owned to former shareholders of Paper to secure certain obligations of WorldCorp Acquisition. World Airways' lien on its shares now owned by WorldCorp Acquisition and the shares of InteliData pledged to secure the loan to WorldCorp referred to in Note 4 above is senior to the lien of the former shareholders of Paper. In connection with the transactions the former shareholders of Paper received seven year options and warrants to acquire 20% and 35% of the issued and outstanding stock of WorldCorp and WorldCorp Acquisition, respectively (after the exercise of such options and warrants). WorldCorp Acquisition has also issued two notes, a $1 million note due in March 1999 and a $15 million note due in April 2003, that contain various restrictive covenants, including dividend restriction on WorldCorp and its subsidiaries (including World Airways), limitations on transfers of cash to WorldCorp, as well as cross-default provisions. Upon an event of default, which would include an acceleration of payment demand on any outstanding WorldCorp borrowings, the note holders may assume control of the WorldCorp Acquisition board and the collateral pledged to the former shareholders of Paper.

OVERVIEW

GENERAL

World Airways is a global provider of long-range wide-body passenger and cargo air transportation outsourcing services to the U.S. Air Force and to international airlines under fixed rate contracts. The Company's passenger and freight operations employ 12 wide-body aircraft which are operated under contracts with various airlines. These contracts generally require the Company to supply aircraft, crew, maintenance and insurance ("ACMI" or "wet lease"), while the Company's customers are responsible for the other operating expenses, including fuel. World Airways' airline customers have determined that outsourcing a portion of their wide-body passenger and cargo requirements can be less expensive, and offers greater operational and financial flexibility than purchasing new aircraft and additional spare parts required for such aircraft. World Airways also leads a contractor teaming arrangement with other airlines that is one of the largest single suppliers of commercial airlift services to the United States Air Force's Air Mobility Command ("U.S. Air Force" or "USAF").

The Company generally charges customers on a block hour basis rather than a per seat or per pound basis. "Block hours" are defined as the elapsed time computed from the moment the aircraft first moves under its own power at the point of origin to the time it comes to rest at its final destination. The Company provides most services under one of two types of contracts: "ACMI" or "wet lease" contracts and full service contracts. Under wet lease contracts, the Company provides the aircraft, cockpit crew, maintenance and insurance (thus, ACMI) and the customer provides all other operating services and bears all other operating expenses, including fuel and fuel servicing, marketing costs associated with obtaining passengers and/or cargo, airport passenger and cargo handling fees, landing fees, cabin crews, catering, ground handling and aircraft push-back and de-icing services. Under full service contracts in addition to those services provided under an ACMI contract, the Company provides fuel, catering, ground handling, cabin crew and all related support services as well. Accordingly, the Company generally charges a lower rate per block hour for wet lease contracts than for full service contracts, although it does not necessarily earn a lower profit. Because of shifts in the mix between full service contracts and wet lease contracts, fluctuations in revenues are not necessarily indicative of volume trends or profitability. It is important, therefore, to measure the Company's business volume by block hours flown and to measure profitability by operating income per block hour.

The Company's operating philosophy is to build on its existing ACMI relationships to achieve a strong platform for future growth. World Airways concentrates on ACMI contracts which shift yield, load factor and certain cost risks to the customer. The customer bears the risk of filling the aircraft with passengers or cargo and assumes operating expenses, including fuel. World Airways has elected to emphasize its ACMI business because the Company sees opportunities created by a growing global economy, particularly growth in second and third world economies where the demand for airlift exceeds capacity, notwithstanding recent problems faced by some developing countries. World Airways attempts to maximize profitability by combining multi-year ACMI contracts with short term, higher-yielding ACMI agreements which meet the peak seasonal requirements of its customers. The Company responds opportunistically to rapidly changing market conditions by maintaining a flexible fleet of aircraft that can be deployed in a variety of configurations.

As noted above, the Company has focused its business on ACMI contract services. As is common in the air transportation industry, the Company has relatively high fixed aircraft costs. World Airways operates a fleet of eight MD-11 and four DC10-30 wide-body aircraft. Achieving high average daily utilization of its aircraft (particularly its MD-11 aircraft) is an important factor to the Company's financial results. In addition to fixed aircraft costs, a portion of the Company's labor costs are fixed due to monthly minimum guarantees to cockpit crewmembers and flight attendants. Factors that affect the Company's ability to achieve high utilization in its ACMI business include the compatibility of the Company's aircraft with customer needs and the Company's ability to react on short notice to customer requirements (which can be unpredictable due to changes in traffic rights, aircraft delivery schedules and aircraft maintenance requirements). The Company is currently exploring possible alternatives to the fleet composition to better meet both customer and market demands. Other factors that affect the ACMI business include particular domestic and foreign regulatory requirements, as well as a trend toward aviation deregulation which is increasing the number of alliances and code share arrangements.

SIGNIFICANT CUSTOMER RELATIONSHIPS

During the first nine months of 1998, the Company's business relied heavily on its contracts with Malaysian Airline System Berhad ("Malaysian Airlines"), Philippine Airlines, Inc. ("Philippine Airlines"), P.T. Garuda Indonesia ("Garuda") and the U.S. Air Force. In 1998, these customers provided approximately 18%, 3%, 15% and 42%, respectively, of the Company's revenues and 20%, 4%, 17% and 27%, respectively, of total block hours flown. In 1997, these customers provided approximately 23%, 34%, 13%, and 22%, respectively, of the Company's revenues and 25%, 36%, 13%, and 14%, respectively, of total block hours flown.

Malaysian Airlines. World Airways has provided wet lease services to Malaysian Airlines since 1981, for scheduled passenger and cargo operations as well as transporting passengers to Mecca, Saudi Arabia for the annual Hadj pilgrimage. MHS, which owns 17.4% of the Company as of September 30, 1998, also owns 28% of Malaysian Airlines. The Company entered into a 32-month agreement for year-round operations (including the Hadj) with Malaysian Airlines whereby the Company is providing two passenger aircraft with cockpit crews, maintenance and insurance to Malaysian Airlines' newly-formed charter division through May 1999. However, the Company agreed to a five month and a three month reduction in the utilization of one aircraft during 1997 and 1998, respectively, and the aircraft was redeployed in other activity. The Company provided three aircraft for 1997 Hadj operations. MAS received notice from the Malaysian Hadj Board that MAS would not participate in the 1998 Hadj pilgrimage. As a result, the Company provided two DC-10 aircraft to fly in the 1998 Indian Hadj on behalf of a contract entered into by MAS.

The Company has a long-term contract to operate three MD-11 cargo aircraft for Malaysian Airlines. However, beginning in July 1996, and as mutually agreed by the parties, World Airways redeployed two cargo aircraft, which had been operating under these contracts, into other contracts. The two aircraft were then redeployed to the Garuda Hadj in March 1998 and to other contracts subsequent to the Hadj. The Company and Malaysian Airlines are currently discussing the redeployment of these aircraft back into Malaysian Airlines' operations during 1999 in order to meet the contracts' original obligations. The Company can provide no assurances, however, that the Company will, in fact, be able to do so. One aircraft is scheduled for return in August 1999 and the other two are scheduled for return in the first quarter of 2000. Revenues associated with these contractual obligations are included in the Company's backlog amount included herein.

Malaysian Airlines is subject to the financial difficulties associated with the adverse economic conditions in Malaysia and the Asia Pacific Region, but it has generally remained current with its payments for committed block hour minimums provided in the contracts. In 1998, the Company received approximately $9.7 million in revenue associated with minimum guarantee payments from Malaysian Airlines. Failure by Malaysian Airlines to meet its aircraft lease obligations, if not offset by other business, would have a material adverse effect on the financial condition, cash flows and results of operations of the Company.

Garuda. The Company has flown for Garuda periodically since 1973 and yearly since 1988. Since 1988, the Company has been one of the largest providers of passenger services to Indonesia for the Hadj pilgrimage. The Indonesian Hadj pilgrimage is the world's largest due to the size of Indonesia's Islamic population. The Company operated six aircraft during the 1998 pilgrimage. Garuda is also subject to financial difficulties associated with the adverse economic conditions in Indonesia and the Asia Pacific Region.

Philippine Airlines. The contract with Philippine Airlines expired in February 1998.

U.S. Air Force. The Company has provided international air transportation to the U.S. Air Force since 1956. In exchange for requiring pledges of aircraft to the Civil Reserve Air Fleet ("CRAF") for use in times of national emergency, the U.S. Air Force annually grants awards to CRAF participants for peacetime transportation of personnel and cargo. Although the Company's agreements with the USAF provide for full service contracts with certain minimum performance requirements, the Company has risks similar to an ACMI agreement because the USAF agreements are cost-plus contracts at attractive rates. The overall downsizing of the U.S. military places a premium on the mobility of the U.S. armed forces. This is reflected in the stable size over the past several years of the USAF's procurement of commercial airlift services. It is uncertain, however, what impact, if any, the instability within the Middle East will have upon the Company's future flight operations.

The USAF awards points to air carriers acting alone or through teaming arrangements in proportion to the number and type of aircraft such carriers make available to CRAF. The Company utilizes such teaming arrangements to maximize the value of potential awards. The Company leads a contractor teaming arrangement that enjoys a large market share of the USAF's overall commercial airlift requirement. During a period in which the U.S. military downsized substantially, the Company's portion of the fixed USAF award increased from $15.6 million for the government's 1992- 93 fiscal year, to $73.4 million for the government's 1997-98 fiscal year. The current annual contract commenced on October 1, 1998 and expires on September 30, 1999. The Company was awarded an $86 million contract for the government's 1998-1999 fiscal year, which is a 17% increase over the contract for the 1997-1998 fiscal year. World Airways, however, cannot determine how future changes in military spending may affect future operations with the U.S.
Air Force.

STAF. In April 1998, the Company entered into an agreement with Servicios De Transportes Aereos Fueguinos ("STAF") to provide one cargo aircraft based in Miami, Florida for a three year term which began in the end of May 1998.

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

The Company had a contract backlog at September 30, 1998 of $258.7 million, compared to $353.1 million at September 30, 1997. Approximately $42.7 million of the backlog relates to operations during 1998. The Company's backlog for each contract is determined by multiplying the minimum number of block hours guaranteed under the applicable contract by the specified hourly rate under such contract. Approximately 40% of the backlog relates to its contracts with Malaysian Airlines, included in which are the revenues associated with the three cargo aircraft for Malaysian Airlines (see "Significant Customer Relationships-Malaysian Airlines" for further discussion of these contracts) and 23% of the backlog relates to its contracts with STAF. Consistent with prior years, the Company has substantial uncontracted capacity in October to December of 1998 and beyond which it has historically been successful in filling. Although there can be no assurance that it will be able to secure additional business to reduce this excess capacity, the Company is actively seeking customers for 1998 and beyond. The Company's financial results and financial condition would be affected adversely if the Company is unable to secure additional business to reduce this excess capacity.

SEASONALITY

Historically, World Airways' business has been significantly affected by seasonal factors. During the first quarter, World Airways typically experiences lower levels of utilization and yields due to lower demand for passenger and cargo services relative to other times of the year. World Airways experiences higher levels of utilization and yields in the second quarter, principally due to peak demand for commercial passenger services associated with the annual Hadj pilgrimage. In 1998, World Airways' flight operations associated with the Hadj pilgrimage occurred from February 28 to May 12. Because the Islamic calendar is a lunar-based calendar, the Hadj pilgrimage occurs approximately 10 to 12 days earlier each year relative to the Western (Gregorian) calendar. As a result, revenues resulting from future Hadj pilgrimage contracts to the extent World operates under such contracts will continue to shift from the second quarter to the first quarter over the next several years.

GEOGRAPHIC CONCENTRATION

Historically, the Company has derived a significant percentage of its revenues and block hours from its operations in the Pacific Rim region. Any further economic decline or any military or political disturbance in this area may interfere with the Company's ability to provide service in this area. In 1997 and 1998, the affects of the adverse economic conditions in Malaysia and Indonesia and other countries in the Asia Pacific Region included a national liquidity crisis, significant depreciation in the value of the ringgit and rupiah, higher domestic interest rates, reduced opportunity for refinancing or refunding of maturing debts, and a general reduction in spending throughout the region. These conditions and similar conditions in other countries in the Asia Pacific Region could have a material adverse effect on the operations of Malaysian Airlines and Garuda Indonesia, and therefore on the operations of the Company. However, management also believes these conditions could provide new opportunities to wet lease aircraft to airlines customers, particularly those who have deferred or canceled new aircraft orders but are still in need of providing additional airlift. The Company actively seeks opportunities throughout the world.

UTILIZATION OF AIRCRAFT

Due to the large capital costs of leasing and maintaining World Airways' aircraft, each of World Airways' aircraft must have high utilization at attractive rates in order for World Airways to operate profitably. Although World Airways' strategy is to enter into long-term contracts with its customers, the terms of World Airways' existing customer contracts are substantially shorter than the terms of World Airways' lease obligations with respect to the aircraft. As mentioned above, a significant portion of World Airways' contract backlog at September 30, 1998, relates to its multi-year contracts with Malaysian Airlines which is subject to the financial difficulties associated with the adverse economic conditions in Malaysia and the Asia Pacific region. In addition the Company has substantial uncontracted capacity in October to December of 1998 and beyond. There can be no assurance that World Airways will be able to enter into additional contracts with new or existing customers or that it will be able to obtain enough additional business to fully utilize each aircraft. World Airways' financial position and results of operations could be materially adversely affected even by relatively brief periods of low aircraft utilization and yields. In order to maximize aircraft utilization, World Airways does not intend to acquire new aircraft unless such aircraft would be necessary to service existing needs or World Airways has obtained additional ACMI contracts for the aircraft to service. The Company is currently exploring possible alternatives to the fleet composition to better meet both customer and market demands including such alternatives as reconfiguring aircraft for cargo operations and/or changing or adding to the type of aircraft operated. The Company is also discussing on-going lease and maintenance reserve rates with aircraft lessors. World Airways is seeking to obtain additional ACMI contracts with new and existing customers, to which such new aircraft would be dedicated when placed in service, but World Airways can provide no assurance that it will obtain new ACMI contracts or that existing ACMI contracts will be renewed or extended.

MAINTENANCE

Airframe and engine maintenance accounts for most of the Company's annual maintenance expenses which typically increases as the fleet ages. The Company outsources major airframe maintenance and power plant work to several suppliers. The Company has a 10-year contract expiring in August 2003 with United Technologies Corporation's Pratt & Whitney Group for all off-wing maintenance on the PW 4462 engines that power its MD-11 aircraft. Under this contract, the manufacturer agreed to provide such maintenance services at a cost not to exceed specified rates per hour during the term of the contract. The specified rates per hour are subject to annual escalation, increasing substantially in 1998. Accordingly, while the Company believes the terms of this agreement have resulted in lower engine maintenance costs than it otherwise would incur, engine maintenance costs will increase substantially during the last five years of the agreement. The Company began to accrue these increased expenses in 1997 and such expenses will continue to increase as the Company's aircraft fleet ages.

OPERATING LOSSES

While the Company generated operating income each year from 1987 through 1992 and in 1995 and 1997, it sustained operating losses in 1993 and 1994 of $7.3 million and $5.2 million, respectively, and net losses of $9.0 million in each of these two years. For the year ended December 31, 1996, the Company incurred a net loss of $14.0 million, which resulted from operating losses incurred in the Company's scheduled service operations, which were discontinued in 1996, and the related estimated loss on disposal. Earnings from continuing operations were $18.4 million for 1996. The Company has incurred operating losses for the nine months ended September 30, 1998, and there can be no assurance that the Company will be able to generate operating income in the remainder of 1998 or future years.

CONTROL BY WORLDCORP; POTENTIAL CONFLICTS OF INTEREST

As of September 30, 1998, WorldCorp, through its 80% owned subsidiary, WorldCorp Acquisition, beneficially owns approximately 50.7% of the outstanding World Airways common stock. WorldCorp is highly leveraged and therefore requires substantial funds to cover debt service each year. As a holding company, all of WorldCorp's funds are generated through its subsidiaries, none of which are expected to pay dividends in the foreseeable future. In addition, WorldCorp Acquisition has issued promissory notes which contain various restrictive covenants, including dividend restrictions on WorldCorp and its subsidiaries, including World Airways. Except as limited by contractual arrangements with MHS, WorldCorp also is in a position to control the outcome of many issues submitted to World Airways' stockholders, including the election of all of World Airways' Board of Directors, adoption of amendments to World Airways' Certificate of Incorporation, and approval of mergers.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

Total block hours decreased 1,204 hours, or 11%, to 9,713 hours in the third quarter of 1998 from 10,917 hours in 1997, with an average of 12 available aircraft per day in 1998 compared to 12.3 in 1997. This decrease is due to one less MD- 11 aircraft and lower DC10 cargo wet lease utilization compared to 1997. Average daily utilization (block hours flown per day per aircraft) was 8.2 hours in 1998 and 9.7 hours in 1997. Total operating revenues decreased $12.5 million, or 15.6%, to $67.5 million in 1998 from $79.9 million in 1997.

OPERATING REVENUES. Revenues from flight operations decreased $12.3 million, or 15.5%, to $67.3 million in 1998 from $79.6 million in 1997. This decrease corresponds primarily to the decrease in block hours flown in 1998 compared to 1997.

OPERATING EXPENSES. Total operating expenses decreased $8.8 million, or 11.6%, in 1998 to $66.6 million from $75.4 million in 1997.

Flight operations expenses include all expenses related directly to the operation of the aircraft other than aircraft cost, fuel and maintenance. Also included are expenses related to flight operations administration. Flight operations expenses decreased $3.3 million, or 15.1%, in 1998 to $18.5 million from $21.8 million in 1997. This decrease resulted primarily from not accruing a profit sharing bonus in 1998 as well as a decrease in landing and handling due to a decrease in full service block hours.

Maintenance expenses decreased $0.8 million, or 5.5%, in 1998 to $14.1 million from $14.9 million in 1997. This decrease resulted primarily from the decrease in the number of aircraft from 14 to 12 and a reduction in block hours. The Company's maintenance expense has increased on an hourly basis in 1998 due to escalations in the specified rates per hour under the Company's maintenance agreement and its aging engines.

Aircraft costs increased $0.7 million, or 3.8%, in 1998 to $21.1 million from $20.4 million in 1997. This increase resulted primarily from a one-time rent credit recorded in 1997 that was greater than the benefit of the return of one MD- 11 aircraft and two Pratt & Whitney engines in 1997.

Fuel expenses decreased $3.3 million in 1998, to $3.5 million from $6.8 million in 1997. This decrease is due primarily to a decrease in average fuel prices and a decrease in full service block hours flown.

Promotions, sales and commissions decreased $0.9 million in 1998, or 29%, to $2.1 million from $3.0 million in 1997. This decrease resulted primarily from no Philippine Airlines commissions in 1998 due to the end of the contract partially offset by expenses incurred in connection with increased revenues relating to increased Air Mobility Command flying.

Depreciation and amortization decreased $0.3 million, or 15%, in 1998 to $2.0 million from $2.3 million in 1997. This decrease resulted primarily from a decrease in both the depreciation of DC-10 leasehold improvements and amortization of other assets, partially offset by an increase in the depreciation of DC-10 and MD-11 engines.

General and administrative expenses decreased $0.3 million, or 4.8% in 1998 to $5.5 million from $5.8 million in 1997. This decrease was primarily due to a reduction in wages and fringes and fines offset by an increase in property taxes and general insurance.

Interest expense increased $0.4 million in 1998 to $1.8 million from $1.4 million in 1997. This increase resulted primarily from the issuance of $50.0 million of 8% senior subordinated debentures on August 26, 1997.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

Total block hours decreased 7,640 hours, or 22%, to 27,427 hours in 1998 from 35,067 hours in 1997, with an average of 12 available aircraft per day in 1998 compared to 13.2 in 1997. This decrease is due to one less MD-11 aircraft and one less short-term DC10-30 aircraft in 1998 versus 1997 as well as low cargo wet lease aircraft utilization in 1998 in comparison to high utilization on four aircraft flying for PAL in 1997. Average daily utilization (block hours flown per day per aircraft) was 8.4 hours in 1998 and 9.7 hours in 1997. In 1998, wet lease contracts accounted for 70% of total block hours, a decrease from 83% in 1997 due to continuous AMC flying in 1998 versus redeployment to Garuda Indonesia for Hadj flying in 1997 as well as the end of the Philippine Airlines contract in February 1998. Total operating revenues decreased $32.3 million, or 13.4%, to $208.3 million in 1998 from $240.6 million in 1997.

OPERATING REVENUES. Revenues from flight operations decreased $30.8 million, or 13%, to $207.3 million in 1998 from $238.1 million in 1997. This decrease corresponds primarily to a decrease in block hours flown in 1998 compared to 1997, partially offset by a shift in business during 1998 with an increase in full service operations from wet lease operations.

OPERATING EXPENSES. Total operating expenses decreased $12.9 million, or 5.8%, in 1998 to $210.3 million from $223.2 million in 1997.

Flight operations expenses include all expenses related directly to the operation of the aircraft other than aircraft cost, fuel and maintenance. Also included are expenses related to flight operations administration. Flight operations expenses decreased $1.2 million, or 2.2%, in 1998 to $53.7 million from $54.9 million in 1997. This decrease resulted from no profit sharing bonus plan accrual in 1998 and a decrease in the cockpit headcount partially offset by an increase in flight attendant costs and passenger food due to a shift to full service flying.

Maintenance expenses decreased $4.8 million, or 9.6%, in 1998 to $44.7 million from $49.5 million in 1997. This decrease resulted primarily from a decrease in the number of aircraft from 13.7 to 12 and a reduction in overall hours flown, partially offset by an additional maintenance accrual of $1.4 million relating to an engine overhaul in the first quarter of 1998. The Company's maintenance expense has increased on an hourly basis due to escalations in the specified rates per hour under the Company's maintenance agreement and its aging engines.

Aircraft costs decreased $6.0 million, or 8.6%, in 1998 to $63.7 million from $69.7 million in 1997. This decrease reflects the return of one short-term DC10-30 aircraft, two Pratt & Whitney engines and one MD-11 aircraft in 1997, a decrease in aircraft insurance as a result of a reduction in insurance policy rates, partially offset by a one-time rent credit received in 1997.

Fuel expenses increased $2.4 million, or 18.6%, in 1998, to $14.9 million from $12.5 million in 1997. This increase is due primarily to an increase in full service block hours flown offset by a decrease in average fuel prices.

Promotions, sales and commissions decreased $0.3 million in 1998, or 3.4%, to $7.4 million from $7.7 million in 1997. This decrease resulted primarily from the end of the Philippine Airlines contract in February 1998 partially offset by expenses incurred in connection with increased revenues relating to increased Air Mobility Command flying.

Depreciation and amortization decreased $0.3 million, or 3.3%, in 1997 to $6.4 million from $6.7 million in 1997. This decrease resulted primarily from a decrease in both the depreciation of DC-10 leasehold improvements and amortization of other assets, offset by an increase in the depreciation of DC-10 and MD-11 engines.

General and administrative expenses decreased $1.1 million, or 5.9%, in 1998 to $18.5 million from $19.6 million in 1997. This decrease was primarily due to a reduction in wages and fringes, legal expenses, property tax accruals and FAA fine accruals offset by an increase in general insurance.

Interest expense increased $2.2 million in 1998 to $5.6 million from $3.4 million in 1997. This increase resulted primarily from the issuance of $50.0 million of 8% senior subordinated debentures on August 26, 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company is highly leveraged. The Company incurred substantial debt and lease commitments during the past four years in connection with its acquisition of MD-11 aircraft and related spare parts. In addition, the Company issued $50.0 million of convertible debentures in August 1997. As of September 30, 1998, the Company had outstanding long-term debt and capital leases of $68.7 million and notes payable and current maturities of long term obligations of $8.0 million. In addition, the Company has significant future long-term obligations under aircraft leases.

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

World Airways' cash and cash equivalents at September 30, 1998 and December 31, 1997 were $11.5 million and $25.9 million, respectively. As is common in the airline industry, World Airways operates with a working capital deficit. In January 1998, the Company used approximately $5.9 million of its cash balance to purchase 773,000 shares of common stock and in February 1998 and April 1998, loaned WorldCorp an aggregate of $2.0 million which was used by WorldCorp to pay debt obligations. In September 1998, WorldCorp sold 245,000 shares of InteliData common stock held as collateral for $0.2 million as a payment towards the outstanding WorldCorp loan. World Airways has substantial long-term aircraft lease obligations with respect to its current aircraft fleet. At September 30, 1998, World Airways' current assets were $28.3 million and current liabilities were $47.8 million.

In 1996, World Airways instituted a program to purchase up to one million shares of its publicly-traded Common Stock pursuant to open market transactions. As of September 30, 1998, World Airways has purchased 850,000 shares of Common Stock at an aggregate cost of approximately $8.1 million pursuant to such program. The Company may purchase additional shares in the future.

Although there can be no assurances, World Airways believes that its existing contracts and additional business which it expects to obtain, along with its existing cash and financing arrangements, will be sufficient to allow World Airways to meet its cash requirements related to debt service and the operating and capital requirements for its continuing operations for the next 12 months. The Company is also pursuing efforts to reduce its cash flow requirements including negotiations with aircraft lessors to reduce lease and reserve rates, a Company-wide program initiated to reduce other costs and programs initiated to gain new business.

CASH FLOWS FROM OPERATING ACTIVITIES

Operating activities provided $8.1 million in cash for the nine months ended September 30, 1998 compared to providing $24.6 million in the comparable period in 1997. This decrease resulted primarily from a net loss in 1998 compared to net earnings in 1997, partially offset by an increase in unearned revenue.

CASH FLOWS FROM INVESTING ACTIVITIES

Investing activities used $2.0 million in cash for the nine months ended September 30, 1998, compared to using $4.7 million in the comparable period in 1997. In 1998, cash was used primarily to purchase MD-11 and DC-10 rotables to support the current fleet, and leasehold improvements on the corporate headquarters. In 1997, cash was used primarily for the purchase of rotable spare parts, a spare engine, and engine upgrades required for two MD-11 aircraft.

CASH FLOWS FROM FINANCING ACTIVITIES

Financing activities used $20.5 million in cash for the nine months ended September 30, 1998 compared to providing $1.3 million in the comparable period in 1997. In 1998, cash was used primarily to repay debt of approximately $12.5 million, for the purchase of shares of the Company's common stock for an aggregate cost of $6.2 million, and for a loan to WorldCorp of $1.8 million, net. In 1997, cash was provided by the issuance of $50 million of convertible debentures. Cash was used to repay debt of approximately $22.9 million and for the purchase of shares of the Company's common stock for an aggregate cost of $25.2 million.

CAPITAL COMMITMENTS/FINANCING DEVELOPMENTS

In 1992 and 1993, the Company signed a series of agreements to lease seven new MD-11 aircraft for initial lease terms of two to five years, renewable for up to 10 years (and in the case of one aircraft, for 13 years) by the Company. Although the Company took delivery of all seven aircraft, consisting of four passenger MD-11 aircraft, one freighter MD-11, and two passenger/cargo convertible MD-11s, one passenger MD-11 was returned in August 1997. In March 1996, the Company leased two MD-11ER aircraft for a term of 24 years with an option to return the aircraft after a seven-year period with certain fixed termination fees. In addition, the Company agreed to assume an existing lease of two additional MD-11 freighter aircraft for 20 years, beginning in 1999, in the event that the existing lessee terminates its lease with the manufacturer at that time.

As of September 30, 1998, World Airways maintains leases for four DC10-30 aircraft. Two of the leases expire in 1999 and two expire in 2003.

As discussed above, the Company signed an agreement for the lease of two MD-11ER aircraft beginning in the first quarter of 1996 to provide additional capacity for growth opportunities. As part of the agreement for the MD-11 aircraft, the Company received spare parts financing from the lessor of $9.0 million of which $3.0 million was made available with the delivery of each aircraft, and the remaining $3.0 million was made available in December 1996. As of September 30, 1998, approximately $7.8 million had been utilized.

As of September 30, 1998, minimum payments required under the Company's aircraft and lease obligations totaled $19.2 million for the remainder of 1998. The Company anticipates that its total capital expenditures in 1998 will approximate $4.1 million which the Company expects to fund from its working capital. As of September 30, 1998, the Company held approximately $2.4 million (book value) of aircraft spare parts available for sale.

OTHER MATTERS

LEGAL AND ADMINISTRATIVE PROCEEDINGS

World Airways has periodically received correspondence from the FAA with respect to minor noncompliance matters. In November 1996, as the FAA increased its scrutiny of U.S. airlines, World Airways was assessed a preliminary fine of $810,000 in connection with certain security violations by ground handling crews contracted by World Airways for services at foreign airport locations. Under 49 U.S.C., Section 46301, any violation of pertinent provisions of 49 U.S.C. Subsection 40101 or related rules is subject to a civil penalty for each violation. Upon review of the evidence or facts and circumstances relating to the violation, the statute allows for the compromise of proposed civil penalties. The penalties were proposed by the FAA in connection with inspections at foreign airport facilities in 1996 and relate primarily to ground handling services provided by World Airways' customers in connection with their operations; specifically, the inspection procedures of its aircraft, passengers and associated cargo. In each of these instances, World Airways was in compliance with international regulations, but not the more stringent U.S. requirements, despite the fact that the flights in question did not originate or terminate in the United States. World Airways has taken steps to comply with the U.S. requirements. In September 1997, the Company entered into a consent order and settlement agreement with the FAA in connection with the above-mentioned alleged violations. Pursuant to this agreement, the Company is liable for the sum of $610,000, of which $405,000 was paid in September 1997. The remaining $205,000 was suspended and will be forgiven if the Company complies with the provisions of the settlement agreement, including not incurring any security violations during the one year period following the execution of the settlement agreement. While World Airways believes it is currently in compliance in all material respects with all appropriate standards and has all required licenses and authorities, any material non-compliance by World Airways therewith or the revocation or suspension of licenses or authorities could have a material adverse effect on the financial condition or results of operations of World Airways.

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

EMPLOYEES

The Company's cockpit crew members, who are represented by the International Brotherhood of Teamsters (the "Teamsters"), are subject to a four-year collective bargaining agreement that became amendable in July 1998. Approximately 33% of the Company's employees are covered under this collective bargaining agreement. The Company began negotiations in the third quarter of 1998 and cannot predict the outcome of the negotiations or their possible impact on the Company's financial condition and results of operations.

The Company's flight attendants, approximately 28% of the Company employees, who are also represented by the Teamsters, are subject to a four-year collective bargaining agreement that will expire in August 2000. The Company's flight attendants have argued that the "scope clause" of the collective bargaining agreement had been violated by the Company and challenged the use of foreign flight attendant crews on the Company's flights for Malaysian Airlines and Garuda Indonesia which has historically been the Company's operating procedure. The Company is contractually obligated to permit its Southeast Asian customers to deploy their own flight attendants. While the arbitrator in this matter denied in 1997 the Union's request for back pay to affected flight attendants for flying relating to the 1994 Hadj, the arbitrator concluded that the Company's contract with its flight attendants requires the Company to first actively seek profitable business opportunities that require using the Company's flight attendants, before the Company may accept wet lease business opportunities that use the flight attendants of the Company's customers. Subsequently, in 1997, the flight attendants challenged and filed "scope clause" grievances with respect to four separate wet-lease contracts. The Company and the Teamsters are presently in discussions regarding these grievances. At this time, however, the Company can give no assurance that these discussions will be successful and the grievances will not be submitted to formal arbitration. An adverse decision on one or more of the grievances could have a material adverse impact on the financial condition or results of operations of World Airways.

The Company's aircraft dispatchers are represented by the Transport Workers Union (the "TWU"). In May 1995, the parties reached agreement with respect to a new four-year contract. This contract was ratified in February 1996. Fewer than 12 Company employees are covered by this collective bargaining agreement.

The Company is unable to predict whether any of its employees not currently represented by a labor union, such as the Company's maintenance personnel, will elect to be represented by a labor union or collective bargaining unit. The Company is not aware of any parties or group of employees who have indicated any intent of petitioning for such an election. The election by such employees of representation in such an organization could result in employee compensation and working condition demands that could have a material adverse effect on the financial results of the Company.

DIVIDEND POLICY

The Company has not declared or paid any cash dividends or distributions on its common stock since the payment of a distribution to WorldCorp in 1992. The Company currently intends to retain its future earnings to fund the development and growth of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future. Any future decision concerning the payment of dividends on its common stock will depend upon the results of operations, financial condition and capital expenditure plans of the Company, provisions of certain financing instruments as well as such other factors as the Board of Directors, in its sole discretion, may consider relevant.

Under the terms of a shareholders agreement among the Company, WorldCorp, and MHS, the Company has agreed to declare and distribute all dividends properly payable, subject to the requirements of law and general overall financial prudence. The Company's Credit Agreement contains restrictions on the Company's ability to pay dividends or make any distributions of common stock in excess of 5% of the total aggregate outstanding amount of stock, except that the Company may make quarterly dividends so long as in any six month period, such dividends do not exceed 50% of the Company's aggregate net income for the previous six months.

In connection with the acquisition of WorldCorp Acquisition by WorldCorp, described in Note 5 of Notes to Condensed Financial Statements included herein, WorldCorp Acquisition entered into promissory notes which contain various restrictive covenants, including dividend restrictions on WorldCorp and its subsidiaries (including World Airways).

INCOME AND OTHER TAXES

As of December 31, 1997, World Airways had net operating loss carryforwards ("NOLs") for federal income tax purposes of $92.2 million ($27.8 million of which is subject to a $6.9 million annual limitation as a result of an ownership change of World Airways for tax purposes in 1991). These NOLs, if not utilized to offset taxable income in future periods, will expire between 1998 and 2011. Use of World Airways' NOLs in future years could be further limited if an ownership change were to occur in the future. While World Airways believes that as of September 30, 1998, no Ownership Change has occurred since the 1991 Ownership Change, the application of the Internal Revenue Code (the "Code") in this area is subject to interpretation by the Internal Revenue Service. The NOLs are subject to examination by the IRS and, thus, are subject to adjustment or disallowance resulting from any such IRS examination. In addition, conversion of outstanding World Airways Debentures or WorldCorp debentures, or future transactions in the Company's common stock or the common stock of WorldCorp or WorldCorp Acquisition may cause an ownership change, which could result in a substantial reduction in the annual limitation in the use of the NOLs and the loss of a substantial portion of the NOLs available to the Company.

YEAR 2000

The Company has initiated a comprehensive and methodical program to review its computer systems to identify those that could be affected by the "Year 2000" issue. The program is addressing the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000. The multi-facet program involves (1) an inventory and assessment of all of the Company's computer hardware and the operating systems and software installed thereon; (2) an assessment of the Year 2000 compliance of other companies, customers, suppliers, and government entities, with whom the Company electronically exchanges data or depends on for aircraft operations; and (3) those systems that one does not think of as computers, but nevertheless operate with embedded chips on which resides a systems calendar, such as computer routers, phone switches, and building security systems.

The Company has completed the inventory and assessment of all hardware, operating systems and software and has made substantial progress in ensuring Year 2000 compliance. It is now expected that all such hardware, operating systems and software will either be upgraded or replaced by the second quarter of 1999. Where applications software is supplied by vendors the Company is in the process of obtaining letters of certification from such vendors. Further, the Company is testing and re-testing all programs and program modifications made to ensure compliance on a separate computer server set up for Year 2000 testing. The Company has received preliminary information indicating that the aircraft, including installed systems, it operates are Year 2000 compliant; however, the Company is continuing its endeavors to confirm and obtain statement of warranty from the various manufacturers concerned.

The Company has initiated identification of other entities with whom World Airways is electronically interdependent and is assessing their Year 2000 compliance through a series of surveys or other exchange mechanisms. Once that process is complete, methods to solve any potential interchange issues will be developed. Because this process will involve third parties, the Company is presently unable to determine whether or not there will be any significant problems in ensuring Year 2000 compliance.

The Company's routers are Year 2000 complaint, the vendor of the Company's phone switch is expected to deliver required changes before year-end 1998, and building security compliance issues are under study.

Incremental costs associated with changes that have been identified to ensure Year 2000 compliance are not considered to be material to the Company's financial position. Through September 30, 1998, the Company's costs have totaled approximately $80,000 and the Company estimates additional costs to be incurred will approximate $130,000. The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Due to the general uncertainty inherent in the Year 2000 problem, particularly as it involves third party suppliers and government entities, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity, or financial position.

Entities that supply the infrastructure critical to the airline industry, such as the air traffic control and related systems of the U.S. Federal Aviation Administration and international aviation authorities, the U.S. Department of Transportation and local airport authorities worldwide are actively addressing the Year 2000 issue. The airline industry is actively involved in these efforts through the Air Transport Association and the International Air Transport Association. It is likely that any Year 2000 problems having an adverse impact on the airline industry worldwide would also have an adverse impact on World Airways. World Airways would seek to mitigate the consequences of Year 2000 problems, if any, on its flight operations by utilizing alternate flight plans to airports not experiencing Year 2000 problems.

EFFECTS OF NEW ACCOUNTING STANDARDS

The Company adopted Statement of Financial Accounting Standards No. 130 (FAS No.
130), "REPORTING COMPREHENSIVE INCOME", effective January 1, 1998. FAS No. 130 established standards for the reporting and display of comprehensive income and its components in the financial statements. The adoption of FAS No. 130 does not impact World Airways because the Company has not recorded any defined components of comprehensive income.

The Company adopted Statement of Financial Accounting Standards No. 131 (FAS No.
131), "DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION", effective January 1, 1998. FAS No. 131 requires the Company to present certain information about operating segments and related information, including geographic and major customer data, in its annual financial statements and in condensed financial statements for interim periods. The Company only operates in one business segment, air transportation. The adoption of this statement did not result in any change in previously reported operating results for the Company. FAS No. 131 does not require full interim disclosures until the first quarter of 1999.

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

                                     PART II

ITEM 6.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   Exhibits

      No.    Description
      ---    -----------

      11     Computation of earnings (loss) per share.           Filed Herewith

      27     Financial data schedule for the quarter
             ended September 30, 1998.                           Filed Herewith

(b)   Reports on Form 8-K

      None


*     *     *     *     *     *     *     *     *     *     *     *     *     *

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      WORLD AIRWAYS, INC.



                                By:   /s/ Gilberto M. Duarte
                                      Principal Accounting and Financial Officer




Date: November 16, 1998