Form 10-K
period 1998-12-31
WORLD AIRWAYS INC /DE/
filed 1999-03-31
CIK 949240

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

                                ______________



  For the fiscal year ended: December 31, 1998 Commission File Number 0-26582



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

                          NONE



          Securities registered pursuant to Section 12(g) of the Act:


                    Common Stock, par value $.001 per share

              Convertible Senior Subordinated Debentures due 2004



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X        No
    -----          _____

State by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K [   ].

The aggregate market value of the Common Stock held by non-affiliates of the registrant on March 10, 1999, was approximately $2,474,000.

The number of shares of the registrant's Common Stock outstanding on March 10, 1999 was 7,000,064.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of World Airways, Inc.'s Notice of Annual Stockholder's Meeting and Proxy Statement, to be filed within 120 days after the end of the registrant's fiscal year, are incorporated into Part III of this Report.

================================================================================

                              WORLD AIRWAYS, INC.



                        1998 ANNUAL REPORT ON FORM 10-K



                               TABLE OF CONTENTS

                                                                                        Page
                                                                                        ----
PART I
-------

Item 1.    Business....................................................................  3

Item 2.    Properties.................................................................  13

Item 3.    Legal Proceedings..........................................................  13

Item 4.    Submission of Matters to a Vote of Security Holders........................  13


PART II
-------

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters......  14

Item 6.    Selected Financial Data....................................................  15

Item 7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations......................................................  16

Item 7a.   Quantitative and Qualitative Disclosures About Market Risk.................  21

Item 8.    Financial Statements and Supplementary Data................................  22

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...................................................  51


PART III
--------

Item 10.   Directors and Executive Officers of the Registrant.........................  51

Item 11.   Executive Compensation.....................................................  52

Item 12.   Security Ownership of Certain Beneficial Owners and Management.............  52

Item 13.   Certain Relationships and Related Transactions.............................  52


PART IV
-------

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K............  53

                                 PART I


ITEM 1.  BUSINESS
-----------------

World Airways, Inc. ("World Airways" or the "Company") was organized in 1948 and became a wholly owned subsidiary of WorldCorp, Inc. ("WorldCorp") in a holding company reorganization in 1987. In 1994 WorldCorp sold 24.9% of its ownership of the Company to Naluri Berhad (formerly known as MHS Berhad) ("MHS"), a Malaysian aviation company. In October 1995, the Company completed an initial public offering in which 2,000,000 shares were issued and sold by the Company and WorldCorp sold 900,000 shares. At February 28, 1999, an 80% owned subsidiary of WorldCorp and MHS own 50.8% and 17.4%, respectively, of the outstanding common stock of World Airways, with the balance publicly traded. On February 12, 1999 WorldCorp filed a petition for protection from its creditors under Chapter 11 of the U.S. Bankruptcy laws in the United States Bankruptcy Court for the District of Delaware. See Business Control by WorldCorp; Potential Conflicts of Interest for additional information about WorldCorp and the Company.

In 1996 World Airways instituted a program to purchase up to one million shares of its publicly traded Common Stock pursuant to open market transactions. As of December 31, 1998, World Airways had purchased 850,000 shares of Common Stock at an aggregate cost of approximately $8.2 million pursuant to such program. The Company does not intend to purchase any additional shares at this time.

In 1997 the Company purchased 3,227,000 shares of its common stock from WorldCorp and in January 1998 the Company purchased 773,000 shares of its common stock from MHS in accordance with a shareholders agreement. In 1998 the Company also acquired 150,000 of its common stock from WorldCorp for approximately $682,000 as payment towards principal, interest and expenses of a loan to WorldCorp (see Notes 4 and 5 of "Notes to Financial Statement" in Item 8). Further, in 1998 the company acquired 80,000 shares of its common stock in open market purchases.

In August 1997 the Company completed a private debt offering, issuing $50.0 million of 8% convertible senior subordinated debentures (the "Debentures") due in 2004 (the "Offering"). The Debentures were subsequently registered with the Securities and Exchange Commission. The Debentures are unsecured obligations, convertible into shares of the Company's common stock at $8.90 per share, subject to adjustment in certain events, and subordinated to all present and future senior indebtedness of the Company. In the event of a change in control of the Company, as defined, the holders of the Debentures could require the Company to repurchase the outstanding Debentures. The Debentures are not redeemable by the Company prior to August 26, 2000. The Company's intended use of net proceeds of the Offering was to repurchase approximately 4.0 million shares of its common stock, repay certain indebtedness, increase working capital and for general corporate purposes. After completion of the Offering, the Company repaid approximately $3.8 million as full settlement of an outstanding spare parts loan and fulfilled its 4.0 million share repurchase requirement by the purchase of 3,227,000 and 773,000 shares from WorldCorp and MHS, respectively, as described above.

The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "Act"). Therefore, this report contains forward looking statements that are subject to risks and uncertainties, including, but not limited to, the reliance on key strategic alliances, fluctuations in operating results and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. These risks could cause the Company's actual results for 1999 and beyond to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company.

The principal executive offices of World Airways are located at Washington Dulles International Airport in The Hallmark Building, 13873 Park Center Road, Herndon, Virginia 20171. World Airways' telephone number is (703) 834-9200.


Overview & Operating Environment

World Airways is a global provider of long-range wide-body passenger and cargo air transportation outsourcing services to the U.S. Air Force ("USAF"), major international airlines and tour operators under fixed rate contracts. Airline operations account for 100% of the Company's operating revenue. The Company's operations employ 12 wide-body long-range MD-11 and DC10-30 aircraft that are operated under two types of contracts. Most of the Company's contracts have generally required the Company to supply aircraft, crew, maintenance and insurance ("ACMI" or "wet lease"), while the Company's customers have been responsible for a large portion of other operating costs, including fuel. In recent years the Company has also begun to operate its aircraft under "Full Service" contracts whereby, in addition to ACMI costs, the Company is responsible for other costs associated with the flight operations including landing, handling and fuel. Under both types of contracts the customer bears the risk of filling the aircraft's passenger and cargo capacity. World Airways' airline customers have determined that outsourcing a portion of their wide-body passenger and cargo requirements can be less expensive, and offers greater operational and financial flexibility, than purchasing new aircraft and additional spare parts required for such aircraft. World Airways leads a contractor teaming arrangement that is one of the largest suppliers of commercial aircraft to the USAF's Air Mobility Command ("AMC").

In July 1996, World Airways restructured its business to cease scheduled service operations and focus on charter services. As a result, the Company ceased all scheduled passenger services as of October 27, 1996, taking a one-time charge for estimated loss on disposal of $21.0 million in 1996.

World Airways focuses its marketing efforts on international tour operators, freight operators and international airlines operating in countries where rapid economic development drives demand for the Company's services. The Company believes that its modern fleet of aircraft is well suited to the needs of these customers and provides superior economics as compared to other popular aircraft such as the Boeing 747 that has greater capacity.

World Airways increases its potential customer base by being able to serve both passenger and cargo customers. The Company flies passenger, cargo and passenger/cargo convertible aircraft that the Company believes permit it to target more opportunities. World Airways has been providing safe, reliable services for over 50 years. The Company has flown for the USAF since 1956, for Malaysian Airlines System Berhad ("Malaysian Airlines") since 1981 and for Garuda Indonesia ("Garuda") since 1973.

The Company generally charges customers on a block hour basis rather than a per seat or per pound basis or on a seat mile basis in the case of AMC charters. "Block hours" are defined as the elapsed time from the moment the aircraft first moves under its own power at the point of origin to the time it comes to rest at its final destination. Seat miles are defined as the number of miles an aircraft flies times the number of seats on the aircraft. The Company generally charges a lower rate per block hour for wet lease contracts than full service contracts, although it does not necessarily earn a lower profit.

Factors that affect the Company's ability to achieve high utilization of its aircraft include the compatibility of the Company's aircraft with customer needs and the Company's ability to react on short notice to customer requirements (which can be unpredictable due to changes in traffic rights, aircraft delivery schedules and aircraft maintenance requirements). Other factors that affect the Company include domestic and foreign regulatory requirements, as well as a trend toward aviation deregulation that is increasing alliances and code share arrangements.

As is common in the air transportation industry, the Company has relatively high fixed aircraft costs. Therefore, achieving high average daily utilization of its aircraft at attractive yields is an important factor to the Company's financial results. In addition to fixed aircraft costs, a portion of the Company's labor costs are fixed due to monthly minimum guarantees to cockpit crewmembers and flight attendants.

World Airways' current operating philosophy is to build on its existing relationships to achieve a strong platform for future growth while at the same time grow the full service and cargo segments of its business. The Company perceives a number of opportunities for its charter business created by a growing global economy, particularly long-term growth in second and third world economies where the demand for airlift exceeds capacity, notwithstanding economic problems faced by some developing countries beginning in 1998. World Airways attempts to maximize profitability by combining ACMI contracts with full service agreements that meet the peak seasonal requirements of its customers. The Company responds to rapidly changing market conditions by maintaining a flexible fleet of aircraft that can be deployed in a variety of configurations.

In 1998 the Company began to dedicate more resources to expanding its cargo business. In 1999 the Company will be looking at opportunities to convert some of its passenger aircraft to freighters and to possibly obtain additional freighter aircraft. In connection with this focus the Company has requested the lessor of two of its MD-11 passenger aircraft to convert the aircraft to a cargo configuration. Further, in March 1999 the Board of Directors established a subcommittee of the Executive Committee, the Strategic Planning Subcommittee, which is charged with evaluating strategic opportunities for the Company, including increased focus on cargo capacity and corresponding fleet changes, reviewing the Company's continuing cost reduction efforts and recommending appropriate actions for implementation of these initiatives.

Customers

Over the years, the Company has had long-term business relationships with several major international airlines and with the USAF. The Company's strategy is based, first and foremost, upon providing the highest level of service to its customers, thereby maintaining and expanding the amount of business being done through long-term contracts.

In 1998, the Company's principal customers were the U.S. Air Force, Malaysian Airline System Berhad ("Malaysian Airlines" or "MAS"), and P.T. Garuda Indonesia ("Garuda"). For the year ended December 31, 1998, these customers provided approximately 40.9%, 18.6%, and 11.7%, respectively, of the Company's revenues and 27.1%, 18.2%, and 12.8%, respectively, of total block hours flown. In 1997, these customers provided approximately 25.4%, 21.0%, and 9.9%, respectively, of the Company's revenues and 15.8%, 22.6%, and 10.8%, respectively, of total block hours flown. A contract with Philippine Airlines, which expired in February 1998, provided 31% of the Company's revenues and 34% of block hours flown in 1997.

U.S. Air Force.  The Company has provided air transportation services,
--------------
principally on an international basis, to the U.S. Air Force since 1956. In exchange for requiring pledges of aircraft to the Civil Reserve Aircraft Fleet ("CRAF") for use in times of national emergency, the U.S. Air Force grants awards to CRAF participants for peacetime transportation of personnel and cargo. The overall downsizing of the U.S. military places a premium on the mobility of the U.S. armed forces. This is reflected in the stable size over the past several years of the USAF's procurement of commercial airlift services. It is uncertain, however, what impact, if any, the instability of other countries will have upon the Company's future flight operations for the USAF.

The USAF awards points to air carriers acting alone or through teaming arrangements in proportion to the number and type of aircraft such carriers make available to CRAF. The Company utilizes teaming arrangements to maximize the value of potential awards. The Company leads a contractor teaming arrangement that enjoys a large market share of the USAF's overall commercial airlift requirement. During a period in which the U.S. military downsized substantially, the Company's portion of the fixed USAF award increased from $15.6 million for the government's 1992-93 fiscal year, to $86 million for the government's 1998-99 fiscal year. The current annual contract commenced on October 1, 1998 and expires on September 30, 1999. The Company's fiscal year 1999-2000 teaming agreement negotiations have concluded and the results submitted to the military. As a result of the new teaming agreement, its expected that the World Airways team will obtain a substantially reduced share of the USAF's fixed commercial airlift requirement compared to fiscal year 1998-
99. However, the Company believes it will be in a position to obtain an increased share of expansion flying which is customarily awarded by the USAF over and above the fixed contract flying. Further, the Company cannot determine how future military spending budgets, airlift requirements, and national security considerations for a continued strong and balanced Civil Reserve Air Fleet will combine to affect future business with the U.S. Air Force.

Malaysian Airlines.  World Airways has provided wet lease services to Malaysian
------------------
Airlines since 1981 for Malaysian Airlines' scheduled passenger and cargo operations as well as transporting passengers for annual Hadj pilgrimages. MHS, which owned 17.4% of the Company's common stock as of December 31, 1998, also owns 28% of Malaysian Airlines. The Company has an agreement for year-round operations (including the Hadj) with MAS whereby the Company is providing two passenger aircraft with cockpit crews, maintenance and insurance to MAS's charter division through May 1999. The Company agreed to a five-month and a three-month reduction in the utilization of one aircraft during 1997 and 1998 respectively, and the aircraft was redeployed to serve other customers. For 1999 MAS informed the Company it would not operate one aircraft starting February 1, 1999 until May 1999 and the Company will seek other opportunities to deploy this aircraft. Management believes it can obtain military charter contracts to utilize the aircraft during this period. The Company provided three aircraft for MAS' 1997 Hadj operations. MAS did not participate in the 1998 Hadj pilgrimage and MAS entered into an agreement on behalf of the Company for the Company to provide two DC-10 aircraft to fly in the 1998 Indian Hadj. MAS will not participate in the 1999 Hadj pilgrimage and the Company has entered into agreements to provide four MD-11 aircraft for two other airlines to fly for the 1999 Hadj pilgrimage.

The Company also has a contract to operate three MD-11 cargo aircraft for MAS. However, beginning in July 1996, and as mutually agreed by the parties, World Airways redeployed two of the aircraft, which had been operating under these contracts, into another contract which ended in February 1998. The Company and Malaysian Airlines are currently discussing the redeployment of these aircraft back into Malaysian Airlines' operations during 1999 in order to meet the contracts' original obligations, although there are no assurances the aircraft will be so deployed. One aircraft is scheduled for return in August 1999 and the other two are scheduled for return in the first quarter of 2000. Revenues associated with this contract are included in the Company's backlog amount included herein. Also, the Company leases two DC-10-30 passenger aircraft from MAS that are scheduled to be returned to MAS in August 1999 and December 1999. However, the Company and MAS are currently discussing the early return of both aircraft.

Malaysian Airlines is subject to the financial difficulties associated with the adverse economic conditions in Malaysia and the Asia Pacific Region, but it has generally remained current with its payments for committed block hour minimums provided in the contracts. In 1998 the Company received approximately $19.5 million in revenue associated with minimum guarantee payments from MAS. Failure by MAS to meet its aircraft lease obligations, if not offset by other business, would have a material adverse effect on the financial condition, cash flows and results of operations of the Company.

Garuda.  The Company has flown for Garuda periodically since 1973 and yearly
------
since 1988. In 1997, approximately 40,000 of the 200,000 Indonesians who traveled to Jeddah for the Hadj pilgrimage flew on the Company's aircraft and operated six aircraft for Garuda during the 1998 pilgrimage. The Company will not be operating any aircraft for Garuda for the 1999 Hadj. However, as mentioned above, the Company is operating four MD-11 aircraft for two other carriers for the 1999 Hadj.

STAF.  In April 1998, the Company entered into an agreement with Servicios De
----
Transportes Aereos Fueguinos ("STAF") to provide one cargo aircraft for a three-year term that began in May 1998.

Although the Company's customers bear the financial risk of filling the Company's aircraft with passengers or cargo, the Company can be affected adversely if its customers are unable to operate the Company's aircraft profitably, or if one or more of the Company's customers experience a material adverse change in their market demand, financial condition or results of operations. Under these circumstances, the Company can be adversely affected by receiving delayed or partial payments or by receiving customer demands for rate and utilization reductions, flight cancellations, and/or early termination of their agreements. See Note 2 of the Company's "Notes to Financial Statements" in
Item 8.

The Company had an overall contract backlog at December 31, 1998 of $237 million, compared to $306 million at December 31, 1997. Approximately $173 million of the backlog relates to operations during 1999. The Company's backlog for each contract is determined by multiplying the minimum number of block hours guaranteed under the applicable contract by the specified hourly rate under such contract. Approximately 30% and 37% of the backlog relates to its contracts with the USAF and Malaysian Airlines, respectively. Consistent with prior years, the Company has substantial unsold capacity in the third and fourth quarters of 1999 and beyond and has historically been successful in obtaining new business to utilize such capacity. Although there can be no assurance that it will be able to secure additional business to utilize this unsold capacity, the Company is actively seeking additional business for 1999 and beyond. The Company's financial results and financial condition would be affected adversely if the Company is unable to secure business to utilize its unsold capacity.

Additional information regarding major customers and foreign revenue is contained in Note 14 "Major Customers" of the Company's "Notes to Financial Statements" in Item 8.

Information concerning the classification of the Company's charter operations within the air transportation industry comprising 10% or more of the Company's operating revenues from continuing operations is presented in the following table (in millions):

                                             Year Ended December 31,
                                        ---------------------------------
                                        1998            1997         1996
                                        ----            ----         ----
   Passenger Charter Operations       $ 221.9          $ 267.3      $ 257.6

   Cargo Charter Operations              47.7             39.5         39.3

Competition

The market for outsourcing passenger and cargo ACMI and full service charter business is highly competitive. Certain of the passenger and cargo air carriers against which the Company competes possess substantially greater financial resources and more extensive facilities and equipment than those which are now, or will in the foreseeable future become, available to the Company. The Company believes that the most important bases for competition in the charter business are the age of the aircraft fleet, the passenger, payload and cubic capacities of the aircraft, and the price, flexibility, quality and reliability of the air transportation service provided. Competitors in the passenger charter market include MartinAir Holland, Tower Air and American TransAir and in the cargo charter market include all-cargo carriers, Atlas Air, Gemini Air Cargo, Polar Air Cargo and Kitty Hawk, and scheduled and non-scheduled passenger carriers that have substantial belly capacity. The ability of the Company to compete depends upon its success in convincing major international airlines and tour operators that outsourcing some portion of their air passenger and cargo business remains cost-effective. Also, the Company believes that its fleet of modern MD-11 aircraft is well suited to the needs of these customers and provides superior economics as compared to other popular aircraft such as the Boeing 747 that has greater capacity.

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

Cyclical Nature of Air Carrier Business

The Company operates in a challenging business environment. The air transportation industry is highly sensitive to general economic conditions. Since a substantial portion of passenger airline travel (both business and personal) is discretionary, the industry tends to experience severe adverse financial results during general economic downturns and can be adversely affected by unexpected global political developments. The financial results of air cargo carriers are also adversely affected by general economic downturns due to the reduced demand for air cargo transportation. In 1993 and 1994, the combination of a generally weak global economy and the depressed state of the air transportation industry adversely affected the Company's operating performance. The depressed economies of Malaysia and Indonesia adversely affected the Company's financial results for 1998 and may continue to have an adverse impact in 1999.

Seasonality

Historically, the Company's business has been significantly affected by seasonal factors. During the early part of the first quarter, the Company typically experiences lower levels of utilization and yields, or revenue per block hour, due to lower demand relative to other times of the year. The Company experiences higher levels of utilization and yields in the later part of the first quarter continuing into the second quarter, principally due to higher demand for commercial passenger services associated with the annual Hadj pilgrimage. Because the Islamic calendar is a lunar-based calendar, the Hadj pilgrimage occurs approximately 10 to 12 days earlier each year relative to the Western (Gregorian) calendar. In 1999, the Company's flight operations associated with the Hadj pilgrimage will occur from February 13 to April 30. As a result, revenues resulting from future Hadj pilgrimage contracts will continue to shift from the second quarter to the first quarter over the next several years.

Geographic Concentration

The Company derives a significant percentage of its revenues and block hours from its operations in the Pacific Rim region. Any further economic decline or any military or political disturbance in this area may interfere with the Company's ability to provide service in this area. In 1997 and 1998 the adverse economic conditions in Malaysia and Indonesia and other countries in the Asia Pacific Region included a national liquidity crisis, significant depreciation in the value of the ringgit and rupiah, higher domestic interest rates, reduced opportunity for refinancing or refunding of maturing debts, and a general reduction in spending throughout the region. These conditions and similar conditions in other countries in the Asia Pacific Region could have a material adverse effect on the operations of Malaysian Airlines and the Company.
However, management also believes these conditions will provide new opportunities to wet lease aircraft to airline customers, particularly those who have deferred or canceled new aircraft orders but are still in need of providing additional airlift.

Utilization of Aircraft

Due to the large capital costs of leasing and maintaining World Airways' aircraft, each of the Company's aircraft must have high utilization at attractive rates in order for the Company to operate profitably. Although World Airways' preferred strategy is to enter into long-term contracts with customers, the terms of existing customer contracts are substantially shorter than the terms of the Company's lease obligations with respect to its aircraft. As mentioned above, a significant portion of the Company's contract backlog at December 31, 1998, relates to its contracts with Malaysian Airlines which is subject to the financial difficulties associated with the adverse economic conditions in Malaysia and the Asia Pacific Region. In addition, the Company has substantial unsold capacity in the third and fourth quarters of 1999 and beyond. There can be no assurance that the Company will be able to enter into additional contracts with new or existing customers or that it will be able to obtain enough additional business to fully utilize each aircraft. World Airways' financial position and results of operations could be materially adversely affected even by relatively brief periods of low aircraft utilization and yields. World Airways does not intend to acquire new aircraft unless such aircraft would be necessary to service existing needs or the Company has obtained additional contracts for the aircraft to service. World Airways is seeking to obtain additional contracts with new and existing customers, but can provide no assurance that it will obtain new contracts or that existing contracts will be renewed or extended.

Aircraft Fleet

As of December 31, 1998 the Company's aircraft fleet, all of which are leased under operating leases, consisted of three passenger MD-11 aircraft, one freighter MD-11 aircraft, two convertible MD-11 aircraft, two MD-11ER aircraft, three passenger DC10-30 aircraft and one DC10-30 convertible aircraft. The leases expire between 1999 and 2020 assuming the exercise of all lease extensions.

The leases for two of the DC10-30 aircraft expire in August and December 1999; however, the Company and MAS, the lessor, are discussing the early return of both aircraft. Also, the lease for the other DC10-30 aircraft that expires in September 2003 contains a provision whereby either the Company or the lessor can terminate the lease with 90 days notice.

Maintenance

Airframe and engine maintenance accounts for most of the Company's maintenance expenses that typically increase as the aircraft fleet ages. The Company outsources major airframe maintenance and engine work to several suppliers. The Company has a 10-year contract expiring in August 2003 with United Technologies Corporation's Pratt & Whitney Group for all off-wing maintenance on the PW 4462 engines that power its MD-11 aircraft. Under this contract, the manufacturer agreed to provide such maintenance services at a cost not to exceed specified rates per flight hour during the term of the contract. The specified rates per hour, which are subject to annual escalation to the end of the contract increased substantially in 1998. Accordingly, while the Company believes the terms of this agreement have resulted in lower engine maintenance costs than it otherwise would incur, engine maintenance costs will be substantially greater during the remaining term of the agreement. The Company began to accrue these increased expenses in 1997.

Aviation Fuel

The Company's source of aviation fuel is primarily from major oil companies, under delivery contracts, at often frequented commercial locations, and from United States military organizations at military bases. The Company's current fuel purchasing policy consists of the purchase of fuel within seven days in advance of all flights based on current prices set by individual suppliers. More than one supplier is under contract at several locations. The Company purchases no fuel under long-term contracts nor does the Company enter into futures or fuel swap contracts.

The air transportation industry in general is affected by the price and availability of aviation fuel. Both the cost and availability of aviation fuel are subject to many economic and political factors and events occurring throughout the world and remain subject to the various unpredictable economic and market factors that affect the supply of all petroleum products. Fluctuations in the price of fuel have not had a significant impact on the Company's operations in recent years because, in general, the Company's ACMI contracts with its customers limit the Company's exposure to increases in fuel prices. However, a substantial increase in the price or the unavailability of aviation fuel could have a material adverse effect on the air transportation industry in general and on the financial condition and results of operations of the Company.

Control by WorldCorp

As of December 31, 1998, an 80% owned subsidiary of WorldCorp owned approximately 50.8% of the outstanding World Airways common stock. WorldCorp is a highly leveraged holding company that owns positions in two companies other than World Airways. Except as limited by contractual arrangements with MHS, the beneficial owner of WorldCorp's interest in the Company is in a position to control the outcome of many issues submitted to World Airways' stockholders, including the election of all of World Airways' Board of Directors, adoption of amendments to World Airways' Certificate of Incorporation, and approval of mergers.

On February 12, 1999 WorldCorp filed a petition for protection from its creditors under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. If WorldCorp's creditors and the Bankruptcy Court approve the proposed plan of reorganization the Company believes that WorldCorp's bankruptcy reorganization filing will not have any material adverse effect on its operations or financial condition. However, if the proposed plan of reorganization is not approved or is substantially modified, at the present time the Company cannot determine what effect the ultimate outcome of WorldCorp's bankruptcy filing may have on its operations or financial condition.

At December 31, 1998 WorldCorp owed the Company approximately $1.3 million related to a loan the Company extended to WorldCorp in 1998. The loan is collateralized by 1,615,396 shares of InteliData Technologies Corporation common stock and 350,000 shares of World Airways common stock. InteliData is 28% owned by WorldCorp. The market value of the InteliData and World Airways shares of common stock collateralizing the Company's secured claim is in excess of the amount due. The Disclosure Statement for WorldCorp's proposed reorganization plan which was submitted with its bankruptcy filing states that the Company's claim will be paid in full if the plan is approved by the creditors permitted to vote and the Bankruptcy Court. The Company is not able at this time to determine when, or if, WorldCorp's reorganization plan will be approved.

In 1998, WorldCorp consummated a series of transactions with WorldCorp Acquisition Corp., a newly established Delaware corporation ("WorldCorp Acquisition") and Paper Acquisition Corp., a Delaware corporation that subsequently changed its name to The Atlas Companies, Inc. ("Atlas") pursuant to which WorldCorp contributed all of the shares of World Airways and Atlas it owned to WorldCorp Acquisition in exchange for 80% of the issued and outstanding capital stock of WorldCorp Acquisition. In connection with the transactions WorldCorp pledged all of the stock of Atlas and InteliData it owned and WorldCorp Acquisition pledged all of the stock of World Airways it owned to former shareholders of Atlas to secure certain obligations of WorldCorp Acquisition. World Airways' lien on its shares now owned by WorldCorp Acquisition and the shares of InteliData pledged to secure the loan to WorldCorp referred to above is senior to the lien of the former shareholders of Atlas. In connection with the transactions the former shareholders of Atlas received seven-year options and warrants to acquire 20% and 35% of the issued and outstanding stock of WorldCorp and WorldCorp Acquisition, respectively (after the exercise of such options and warrants). WorldCorp Acquisition also issued two notes, a $1 million note due in March 1999 and a $15 million note due in April 2003, that contain various restrictive covenants, including dividend restriction on WorldCorp and its subsidiaries (including World Airways), limitations on transfers of cash to WorldCorp, as well as cross-default provisions. Upon an event of default, which would include an acceleration of payment demand on any outstanding WorldCorp borrowings, the note holders may assume control of the WorldCorp Acquisition board and the collateral pledged to the former shareholders of Atlas.

Regulatory Matters

Since it was founded in 1948, the Company has been authorized to engage in commercial air transportation by the U.S. Department of Transportation ("DOT") or its predecessor agencies. The Company is currently authorized to engage in scheduled and charter air transportation to provide combination (persons, property and mail) and all-cargo services between all points in the U.S., its territories and possessions. It also holds worldwide charter authority for both combination and all-cargo operations. In addition, the Company is authorized to conduct scheduled combination services to the foreign points listed in its DOT certificate. The Company also holds certificates of authority to engage in scheduled all-cargo services to a limited number of foreign destinations.

The Company is subject to the jurisdiction of the Federal Aviation Administration ("FAA") with respect to aircraft maintenance and operations, including flight operations, equipment, aircraft noise, ground facilities, dispatch, communications, training, weather observation, flight time, crew qualifications, aircraft registration and other matters affecting air safety. The FAA requires air carriers to obtain an operating certificate and operations specifications authorizing the carriers to operate to particular airports on approved international routes using specified equipment. These certificates and specifications are subject to amendment, suspension, revocation or termination by the FAA. In addition, all of the Company's aircraft must have and maintain certificates of airworthiness issued or approved by the FAA. The Company currently holds an FAA air carrier operating certificate and operations specifications under Part 121 of the Federal Aviation Regulations. The FAA has the authority to suspend temporarily or revoke permanently the authority of the Company or its licensed personnel for failure to comply with regulations promulgated by the FAA and to assess civil penalties for such failures.

Under the Airport Noise and Capacity Act of 1990 and related FAA regulations, the Company's aircraft fleet must comply with certain Stage 3 noise restrictions. All of the Company's aircraft meet the Stage 3 noise reduction requirement, which is currently the most stringent FAA noise requirement. FAA regulations also require compliance with the Traffic Alert and Collision Avoidance System ("TCAS"), approved airborne windshear warning system and aging aircraft regulations, all of which the Company is currently in compliance with.

As of December 31, 1998 the FAA has issued two modification requirements and proposed one that will require the Company to make future modifications to its aircraft. The first requirement provides that lower cargo compartments of aircraft have fire suppression systems installed by March 2001. All of the Company's aircraft except one are in compliance with this requirement. The estimated cost of modifying the one aircraft is approximately $1.1 million. The second requirement provides that all aircraft have expanded recording capabilities by August 2001 through the installation of Digital Flight Data Recorders. The Company estimates the cost of installing such recorders in its fleet will be approximately $1.1 million. It is also expected that the FAA will issue a rule prior to December 21, 2000 that will require the Company to install Enhanced Ground Proximity Warning Systems in its aircraft. The Company currently estimates the cost of such installation will be approximately $65,000 per aircraft to be modified.

Additional laws and regulations have been proposed from time to time which could significantly increase the cost of airline operations by imposing additional requirements or restrictions on operations. Laws and regulations have been considered from time to time that would prohibit or restrict the ownership and transfer of airline routes or slots. There is no assurance that laws and regulations currently enacted or enacted in the future will not adversely affect the Company's ability to maintain its current level of operations.

Several aspects of airline operations are subject to regulation or oversight by Federal agencies other than the DOT or FAA. For instance, labor relations in the air transportation industry are generally regulated under the Railway Labor Act, which vests in the National Mediation Board certain regulatory powers with respect to disputes between airlines and labor unions arising under collective bargaining agreements. In addition, the Company is subject to the jurisdiction of other governmental entities, including (i) the Federal Communications Commission ("FCC") regarding its use of radio facilities pursuant to the Federal Communications Act of 1934, as amended, (ii) the Commerce Department, the Customs Service, the Immigration and Naturalization Service, and the Animal and Plant Health Inspection Service of the Department of Agriculture regarding the Company's international operations, (iii) the Environmental Protection Agency (the "EPA") regarding compliance with standards for aircraft exhaust emissions and (iv) the Department of Justice regarding certain merger and acquisition transactions. The EPA regulates operations, including air carrier operations, which affect the quality of air in the U.S. The Company has made all necessary modifications to its operating fleet to meet fuel-venting requirements and smoke emissions standards issued by the EPA.

The Company's international operations are generally governed by a network of bilateral civil air transport agreements providing for the exchange of traffic rights between governments which then select and designate air carriers authorized to exercise such rights. In the absence of a bilateral agreement, such international air services are governed by principles of comity and reciprocity. Bilateral provisions pertaining to the wet lease services in which the Company is primarily engaged vary considerably depending on the particular country. Most bilateral agreements into which the U.S. has entered permit either country to terminate the agreement with one year's notification to the other. In the event a bilateral agreement is terminated, international air service between the affected countries is governed by the principles of comity and reciprocity.

Certain airports served by the Company are subject to slot allocations administered by the governments of the countries in which such airports are located or by coordinating committees comprising airline representatives. A "slot" is an authorization to take off or land at the designated airport within a specified time window. In the past, the Company has generally been successful in obtaining the slots it needs in order to conduct its operations. There can be no assurance, however, that it will be able to do so in the future because, among other factors, government policies regulating the distribution of slots, both in the U.S., and in foreign countries, are subject to change.

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

Due to its participation in the Civil Reserve Aircraft Fleet ("CRAF") program of the USAF, the Company is subject to inspections approximately every two years by the military as a condition of retaining its eligibility to perform military charter flights. The last such inspection was undertaken in 1998 and the next is anticipated to occur in 2000. As a result of such inspections, the Company has been required to implement measures, such as the establishment of a crew resource management course, beyond those required by the DOT, FAA and other government agencies. The USAF may terminate its contract with the Company if the Company fails to pass such inspection or otherwise fails to maintain satisfactory performance levels, if the Company loses its airworthiness certificate or if the aircraft pledged to the contracts lose their U.S. registry or are leased to unapproved carriers.

The Company believes it is in compliance in all material respects with all requirements necessary to maintain in good standing its operating authority granted by the DOT and its air carrier operating certificate issued by the FAA. A modification, suspension or revocation of any of the Company's DOT or FAA authorizations or certificates could have a material adverse effect upon the Company. The Company also is subject to state and local laws and regulations at locations where it operates and the regulations of various local authorities, which operate the airports it serves. Certain airport operations have adopted local regulations that, among other things, impose curfews and noise abatement regulations. While the Company believes it is currently in compliance in all material respects with all appropriate standards and has all required licenses and authorities, any material non-compliance by the Company therewith or the revocation or suspension of licenses or authorities could have a material adverse effect on the Company.

Employees

As of February 28, 1999, the Company had 844 full time employees classified as follows:

                                            Number of
          Classification               Full-Time Employees
          --------------               -------------------
          Management.......................   13
          Administrative and Operations....  250
          Cockpit Crew (including pilots)..  287

          Flight Attendants (active).......  294
                                             ---
              Total Employees..............  844
                                             ===

The Company's cockpit crewmembers, who are represented by the International Brotherhood of Teamsters (the "Teamsters"), are subject to a four-year collective bargaining agreement that became amendable in July 1998. Approximately 34% of the Company's employees are covered under the collective bargaining agreement. The Company began negotiations in the third quarter of 1998 and cannot yet predict the outcome of the negotiations or their possible impact on the Company's financial condition and results of operations.

The Company's flight attendants, approximately 35% of the Company's employees, who are also represented by the Teamsters, are subject to a four-year collective bargaining agreement that will expire June 30, 2000. The Company's flight attendants argued the "scope clause" of the collective bargaining agreement had been violated by the Company and challenged the use of foreign flight attendant crews on the Company's flights for Malaysian Airlines and Garuda Indonesia which has historically been the Company's operating procedure. In certain instances the Company is contractually obligated to permit its customers to deploy their own flight attendants. While the arbitrator in this matter denied in 1997 the Union's request for back pay to affected flight attendants for flying relating to the 1994 Hadj, the arbitrator concluded that the Company's contract with its flight attendants requires the Company to first actively seek profitable business opportunities that require using the Company's flight attendants, before the Company may accept wet lease business opportunities that use the flight attendants of the Company's customers. Subsequently, in 1997, the flight attendants challenged and filed "scope clause" grievances with respect to four separate wet-lease contracts. The Company and the Teamsters are presently in discussions regarding these grievances. At this time, however, the Company can give no assurance that these discussions will be successful and the grievances will not be submitted to formal arbitration. An adverse decision on one or more of the grievances could have a material adverse impact on the financial condition or results of operations of World Airways.

The Company's aircraft dispatchers are represented by the Transport Workers Union (the "TWU"). In 1995 the parties reached agreement with respect to a new four-year contract that was ratified in February 1996. The contract term is through June 30, 1999, and will be automatically renewed unless either party notifies the other of any intended changes no less than 60 days prior to June 30 of any year. Fewer than 12 Company employees are covered by this collective bargaining agreement.

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

ITEM 2.  PROPERTIES
-------------------

Flight Equipment

At December 31, 1998, the Company's aggregate operating fleet consisted of 12 leased aircraft as follows (see Note 9 "Long-Term Obligations" of the Company's "Notes to Financial Statements" in Item 8):

                                           Capacity
                             -----------------------------------
          Aircraft(a)        Passenger (seats)(b)   Cargo (Tons)      Total(c)
          -----------        --------------------   ------------      --------
   McDonnell Douglas MD-11            409                --               3
   McDonnell Douglas MD-11F            --                95               1
   McDonnell Douglas MD-11CF          410                90               2
   McDonnell Douglas MD-11ER          409                --               2
   McDonnell Douglas DC10-30(d)     345-355              --               3
   McDonnell Douglas DC10-30CF        383                65               1
                                                                        ---
       Total                                                             12
                                                                        ===

   Notes
   -----

   (a) "F" aircraft are freighters; "CF" are convertible freighters and may operate in either passenger or freight configurations. "ER" aircraft have extended-range capabilities. Aircraft with no letter designation are passenger-only aircraft.

   (b) Based on standard operating configurations. Other configurations are occasionally used.

   (c) Lease terms expire between 1999 and 2020 (assuming the exercise of all lease extensions).

   (d) The leases for two of the DC10-30 aircraft expire in August and December 1999; however, the Company and MAS, the lessor, are discussing the early return of both aircraft. Also, the lease for the other DC10-30 aircraft that expires in September 2003 contains a provision whereby either the Company or the lessor can terminate the lease with 90 days notice.

Ground Facilities

The Company leases office space located near Washington Dulles International Airport, which houses its corporate headquarters and substantially all of the administrative employees of the Company. In addition, the Company leases additional office and warehouse space in Wilmington, Delaware; Los Angeles, California; Kuala Lumpur, Malaysia; Yokota, Japan; and Frankfurt, Germany. Additional small office and maintenance material storage space is leased at often frequented airports to provide administrative and maintenance support for commercial and military contracts.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

In connection with the discontinuance of World Airways' scheduled service operations in 1996, the Company is subject to claims by various third parties and may be subject to further claims in the future. One claim which had been filed in connection with World Airways' discontinuance of scheduled service to South Africa, and which sought approximately $37.8 million in compensatory and punitive damages, was settled by the parties for approximately $0.7 million. Also, a claim has been filed in Germany against the Company by a tour operator seeking approximately $3.5 million in compensation related to the cancellation of a summer program in 1996. The Company believes it has substantial defenses to this action, although no assurance can be given of the eventual outcome of this litigation.

In addition, World Airways is party to routine litigation and administrative proceedings incidental to its business, none of which is believed by the Company to be likely to have a material adverse effect on the financial condition and results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of 1998.

                                 PART II



ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

The Company's common stock trades on the Nasdaq SmallCap Market of The Nasdaq-Amex Market GroupSM under the symbol: WLDA. The high and low bid prices of the Company's common stock, as reported by Nasdaq, for each quarter in the last two fiscal years are as follows:

                                                      Common Stock
                                                  ---------------------
                                                  High              Low
                                                  ----              ---
1998
----
Fourth Quarter                                  2   1/4              7/8
Third Quarter                                   3 15/16          1
Second Quarter                                  5   7/8          3   7/8
First Quarter                                   6 13/16          5   1/8


1997
----
Fourth Quarter                                  9   1/2          6   3/8
Third Quarter                                   9   1/2          5   1/4
Second Quarter                                  9   3/4          6   1/4
First Quarter                                  10   1/2          7

The Company has not declared or paid any cash dividends or distributions on its common stock since the payment of a distribution to WorldCorp in 1992. The Company currently intends to retain future earnings to fund the development and growth of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future. Any future decision concerning the payment of dividends on its common stock will depend upon the results of operations, financial condition, capital expenditure plans of the Company, provisions of certain financing instruments as well as such other factors as the Board of Directors, in its sole discretion, may consider relevant.

Under the terms of a shareholders agreement among the Company, WorldCorp, and MHS, the Company has agreed to declare and distribute all dividends properly payable, subject to the requirements of law and general overall financial prudence. A Credit Agreement with BNY Financial Corporation (the "Credit Agreement") contains restrictions on the Company's ability to pay dividends or make any distributions of common stock in excess of 5% of the total aggregate outstanding amount of stock, except that the Company may make quarterly dividends so long as in any six month period, such dividends do not exceed 50% of the Company's aggregate net income for the previous six months.

WorldCorp is subject to the provisions of an indenture, expiring in 2004, which causes the Company not to pay dividends upon the occurrence of any events of default by WorldCorp under the indenture. In WorldCorp's February bankruptcy filing it disclosed that interest payments due on debentures issued pursuant to the indenture were not made in 1998 that would constitute an event of default. However, the indenture is not applicable to World Airways if WorldCorp's ownership percentage is below 50% of the issued and outstanding shares of common stock. At December 31, 1998, an 80% owned subsidiary of WorldCorp owned approximately 50.8% of the outstanding common stock.

The approximate number of shareholders of record at March 10, 1999 is 79, and does not include those shareholders who hold shares in street name accounts.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------


                              WORLD AIRWAYS, INC.
                            Selected Financial Data
                     (in thousands except per share data)

                                                                Year Ended December 31,
                                             --------------------------------------------------------------

                                             1998          1997           1996          1995           1994
                                             ----          ----           ----          ----           ----
RESULTS OF OPERATIONS:
----------------------
Operating revenues                          $271,149     $309,412       $309,587      $242,386       $180,715
Operating expenses  (1) (2)                  274,317      292,555        287,942       226,488        185,916
Operating income (loss)                       (3,168)      16,857         21,645        15,898         (5,201)
Earnings (loss) from continuing
     operations before income taxes          (10,905)       12,230        19,032        14,748         (9,027)
Earnings (loss) from continuing
     operations                              (11,032)       11,967        18,353        14,146         (9,001)
Discontinued operations                           --          (515)      (32,375)       (5,250)            --
Net earnings (loss)                          (11,032)       11,452       (14,022)        8,896         (9,001)
Cash dividends                                    --            --            --            --             --
Basic earnings (loss) per common share:
     Continuing operations                     (1.54)    $    1.16      $   1.55      $   1.35       $  (0.92)
     Discontinued operations                      --         (0.05)        (2.74)        (0.50)            --
     Net earnings (loss)                       (1.54)         1.11         (1.19)         0.85          (0.92)
     Weighted average common stock
        outstanding                            7,161        10,302        11,806        10,477          9,812
Diluted earnings (loss) per common share:
     Continuing operations                  $  (1.54)    $    1.09      $   1.55      $   1.34       $  (0.92)
     Discontinued operations                      --         (0.05)        (2.74)        (0.50)            --
     Net earnings (loss)                       (1.54)         1.04         (1.19)         0.84          (0.92)
     Weighted average common stock and
        common equivalent shares outstanding   7,161        12,279        11,806        10,572          9,812

FINANCIAL POSITION:
-------------------
Cash and restricted short-term investments  $ 16,893     $  25,887      $  8,075      $ 26,180       $  4,722
Total assets                                 116,437       149,148       127,524       130,695         78,051
Notes payable and long-term obligations
   including current maturities               80,492        88,966        50,538        37,112         33,826
Stockholders' equity (deficiency)            (23,627)       (4,771)        8,362        30,340         (1,367)


(1) Operating expenses in 1997 include a $0.9 million reversal of aircraft costs incurred in 1996 relating to reimbursements for disputed spare engine lease charges and a $1.0 million reversal of accrued maintenance expense in excess of the cost of an overhaul of a DC-10 aircraft.

(2) Operating expenses in 1994 include a $4.2 million reversal of excess accrued maintenance reserves associated with the expiration of three DC 10-30 aircraft leases during 1994.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS
         -------------

Management's Discussion and Analysis of Financial Condition and Results of Operations presented below relates to the operations of World Airways as reflected in its financial statements.

RESULTS OF OPERATIONS

Operating Losses

While the Company generated operating income from continuing operations each year from 1987 through 1992 and in 1995 through 1997, it sustained operating losses in 1993 and 1994 of $7.3 million and $5.2 million, respectively, and net losses of $9.0 million in each of those two years. For the year ended December 31, 1996, the Company had operating income of $21.6 million and a net loss of $14.0 million, which resulted from losses incurred in the Company's scheduled service operations that were discontinued in 1996. For 1998 the Company had an operating loss of $3.2 million and a net loss of $11.0 million and there can be no assurance that the Company will be able to generate income in 1999 or future years.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

Total block hours decreased 8,246 hours, or 18.8%, to 35,534 hours in 1998 from 43,780 hours in 1997, with an average of 12 available aircraft per day in 1998 compared to 12.9 in 1997. Average daily utilization (block hours flown per day per aircraft) decreased to 8.1 hours in 1998 from 9.3 hours in 1997. In 1998, the Company continued to obtain a higher percentage of its revenues under wet lease contracts as opposed to full service contracts. In 1998, wet lease contracts accounted for 70.0% of total block hours compared with 81.2% in 1997.

Operating Revenues.  Operating revenues decreased $38.3 million, or 12.4%, to
------------------
$271 million in 1998 from $309 million in 1997. This decrease was primarily attributable to the decrease in block hours flown, partially offset by a shift in business from ACMI flying to full service flying. Also, in 1998 the Company received approximately $19.5 million in revenue associated with minimum guarantee payments from Malaysian Airlines versus approximately $14.2 million from Malaysian Airlines and another customer in 1997.

Operating Expenses.  Total operating expenses decreased $18.1 million, or 6.2%,
------------------
in 1998 to $274 million from $293 million in 1997.

Flight expenses include all expenses related directly to the operation of the aircraft other than aircraft cost, fuel and maintenance. Also included are expenses related to flight dispatch and flight operations administration. Flight expenses decreased $2.5 million, or 3.6%, in 1998 to $69.3 million from $71.8 million in 1997. This decrease resulted primarily from a decrease in cockpit headcount partially offset by an increase in flight attendant costs and passenger food due to the shift to more full service flying. Also, in 1997 the Company accrued profit sharing expenses as a result of earnings experienced during that period. No such accrual was made in 1998.

Maintenance expenses decreased $8.7 million, or 13.1%, in 1998 to $57.3 million from $66.0 million in 1997. This decrease resulted primarily from a decrease in the average number of aircraft from 12.9 to 12 and the reduction in hours flown. This was partially offset by an additional maintenance accrual of $1.4 million relating to an engine overhaul in the first quarter of 1998 and the normal increase in maintenance costs generally experienced with aging aircraft fleets. In addition, the Company experienced an increase in costs associated with the MD-11 aircraft and related engines as a result of certain manufacturer guarantees and warranties that were fully expired in 1998. The Company expects its maintenance expense to increase further in future years due to escalations in the specified rates per flight hour under the Company's maintenance agreement for MD-11 engines.

Aircraft costs decreased $6.7 million, or 7.3%, in 1998 to $84.7 million from $91.4 million in 1997. This decrease reflects the return of one MD-11 aircraft, one DC 10-30 aircraft and two engines in 1997. It also reflects a reduction in insurance policy rates.

Fuel expenses increased $1.4 million, or 7.9%, in 1998 to $19.0 million from $17.6 million in 1997. This increase reflects the increase in full service block hours flown partially offset by a decrease in average fuel prices.

Commissions decreased $0.7 million in 1998 to $8.9 million from $9.6 million in 1997. This decrease resulted primarily from the end of the Philippine Airlines contract in February 1998 partially offset by expenses incurred in connection with increased revenues relating to increased AMC flying.

Depreciation and amortization decreased $0.2 million, or 1.7%, in 1998 to $8.5 million from $8.7 million in 1997. This decrease resulted primarily from a decrease in both the depreciation of DC-10 leasehold improvements and amortization of other assets, offset by an increase in the depreciation of DC-10 and MD-11 engines.

Sales, general and administrative expenses increased $0.5 million, or 2.1%, in 1998 to $25.4 million from $24.9 million in 1997. This increase reflects increases in general insurance costs and a $1.1 million allowance for bad debts offset by reductions in wages and fringes, legal expenses, property taxes and FAA fines.

Interest expense increased $2.0 million in 1998 to $7.4 million from $5.4 in 1997. This increase resulted primarily from the issuance of $50 million of 8% Convertible Senior Subordinated Debentures (the "debentures") in August 1997.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

Total block hours decreased 6,745 hours, or 13%, to 43,780 hours in 1997 from 50,525 hours in 1996, with an average of 12.9 available aircraft per day in 1997 compared to 14.1 in 1996. Average daily utilization decreased to 9.3 hours in 1997 from 9.8 hours in 1996. These decreases were principally the result of discontinuing scheduled service operations in 1996. In 1997, the Company obtained a higher percentage of its revenues under wet lease contracts as opposed to full service contracts. In 1997, wet lease contracts accounted for 81% of total block hours, an increase from 68% in 1996.

Continuing Operations.
-----------------------

Block hours from continuing operations decreased slightly to 43,780 hours in 1997 from 43,897 hours in 1996.

Operating Revenues.  Revenues from flight operations increased $9.9 million, or
------------------
3%, in 1997 to $306.8 million from $296.9 million in 1996. Revenues in 1997 included approximately $11.2 million related to minimum guarantee payments received from Malaysian Airlines for flying levels which did not meet the minimum monthly levels specified in the contracts and $3.0 million related to contract modification payments received from Philippine Airlines, for which the Company incurred no related variable costs.

Operating Expenses.  Total operating expenses increased $4.7 million, or 2%, in
------------------
1997 to $292.6 million from $287.9 million in 1996.

Flight expenses increased $2.7 million, or 4%, in 1997 to $71.8 million from $69.1 million in 1996. This increase resulted primarily from higher crew costs relating to an accrual for a profit sharing bonus plan, an increase in wage rates including an increase in the guarantee payment, and an increase in training costs relating to crewmember attrition, partially offset by the shift in the mix of business from full service to wet lease operations. Flight attendant costs remained consistent despite the shift to wet lease operations as a result of flight attendants receiving minimum guarantee payments.

Maintenance expenses increased $5.5 million, or 9%, in 1997 to $66.0 million from $60.5 million in 1996. This increase resulted primarily from the increase in the number of aircraft dedicated to the Company's continuing operations and the integration of additional aircraft into the fleet during 1996. In addition, the Company experienced an increase in costs associated with MD-11 aircraft and engines as a result of certain manufacturer guarantees and warranties that began to expire in 1995. The increase was partially offset by a reversal in 1997 of $1.0 million of accrued maintenance expense in excess of the cost of an overhaul of a DC-10 aircraft.

Aircraft costs increased $6.2 million, or 7%, in 1997 to $91.4 million from $85.2 million in 1996. This increase resulted from the increase in the number of aircraft dedicated to the Company's continuing operations, primarily due to the lease of two MD-11ER aircraft in March 1996, and the lease of additional spare engines necessary to support the expanded fleet. This increase was partially offset by the reversal of approximately $0.9 million in lease costs, which had been recorded in 1996, as a result of a settlement with the engine manufacturer for reimbursements related to disputed spare engine lease charges.

Fuel expenses decreased $1.7 million, or 9%, in 1997 to $17.6 million from $19.3 million in 1996. This decrease is due primarily to the shift from full service to wet lease operations. This decrease was partially offset by an increase in price per gallon.

Commissions increased $1.4 million, or 17%, in 1997 to $9.6 million from $8.2 million in 1996. This increase resulted primarily from an increase in commissions related to increased flying during 1997 under a Philippine Airlines contract.

Depreciation and amortization increased $0.7 million, or 9%, in 1997 to $8.7 million from $8.0 million in 1996. This increase resulted primarily from depreciation on the increased levels of spare parts required to support the additional MD-11 aircraft described above, partially offset by a decrease in the amortization of certain intangible assets.

Sales, general and administrative expenses increased $0.2 million, or 1%, in 1997 to $24.9 million from $24.7 million in 1996. This increase was primarily due to the hiring of additional administrative personnel to support the growth in the Company's marketing efforts beginning in the second quarter of 1996 and an increase in property tax accruals. This increase was partially offset by a reduction in legal and professional fees.

Interest expense increased $1.9 million, or 54%, in 1997 to $5.4 million from $3.5 million in 1996. This increase resulted primarily from the issuance of $50.0 million of the 8% Debentures in August 1997.

Discontinued Operations.
-----------------------

The Company commenced service between Tel Aviv and New York in July 1995. In the first quarter of 1996, the Company generated $4.2 million in losses related to these operations. In the second quarter of 1996, the Company expanded its scheduled service operations with service between the United States and South Africa and introduced scheduled charter operations between the United States and various destinations within Europe. As the Company was unable to operate these scheduled service operations profitably, in July 1996 the Company announced its decision to exit its scheduled service operations by October 1996 and focus its operations on its core wet lease operations. Consistent with this decision, World Airways ceased all scheduled operations as of October 27, 1996. As a result, the Company's scheduled service operations were reflected as discontinued operations as of June 30, 1996, and prior period results were restated to reflect scheduled service operations as discontinued operations. Loss from discontinued operations (net of income tax effect) approximated $11.7 million for the year ended December 31, 1996. In addition, an estimated loss on disposal of $21.0 million (net of income tax effect) was recorded as of June 30, 1996. The Company recognized an additional $0.5 million of expense in the fourth quarter of 1997 and believes that substantially all the costs relating to the disposal were recorded as of December 31, 1997. The Company is subject to claims arising as a result of the discontinuance of its scheduled service operations, but the Company believes it has substantial defenses to these actions.

LIQUIDITY AND CAPITAL RESOURCES

The Company is highly leveraged. The Company has incurred substantial debt and lease commitments in connection with its acquisition of MD-11 aircraft and related spare parts. As of December 31, 1998, the Company had outstanding long-term debt and capital leases of $67.6 million, and notes payable and current maturities of long-term obligations of $12.9 million. In addition, the Company has significant future long-term obligations relating to operating leases for aircraft and spare engines.

The Company has historically financed working capital and capital expenditure requirements out of cash flow from operating activities, sales of its common stock, secured borrowings, and other financing from banks and other lenders. The degree to which the Company is leveraged could have important consequences including: (i) World Airways' ability to obtain additional financing in the future for working capital, capital expenditures or other purposes may be limited; (ii) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of principal and interest on its indebtedness;
(iii) World Airways' degree of leverage and related debt service obligations, as well as its obligations under operating leases, may make it more vulnerable than some of its competitors in a prolonged economic downturn; (iv) World Airways' ability to meet its payment obligations under existing and future indebtedness, capital leases and operating leases may be limited; and (v) World Airways' financial position may restrict its ability to pursue new business opportunities and limit its flexibility in responding to changing business conditions See "Business Control by WorldCorp" in item 1, for information about WorldCorp which has filed for bankruptcy protection.

World Airways' cash and cash equivalents at December 31, 1998 and December 31, 1997 were $16.9 million and $25.9 million, respectively. As is common in the airline industry, World Airways operates with a working capital deficit. At December 31, 1998, World Airways' current assets were $28.9 million and current liabilities were $51.3 million. World Airways also has substantial long-term debt and aircraft lease obligations with respect to its current aircraft fleet.

In the event that World Airways enters into leases for additional aircraft, the Company will need to make capital expenditures for additional spare engines and parts. No assurances can be given, however, that the Company will obtain all of the financing required for such capital expenditures.

Although there can be no assurances, World Airways believes that its existing contracts and additional business which it expects to obtain, along with its existing cash, unencumbered assets that can be utilized to generate cash and other financing arrangements, will be sufficient to allow the Company to meet its cash requirements related to operating and capital requirements for 1999.
In 1998 the Company reached an agreement with its principal aircraft lessors that will reduce lease and maintenance reserve cash requirements for 1999 by approximately $10 million. The Company is pursuing other efforts to improve its cash flow for 1999 and beyond by a Company-wide program that has been initiated to reduce operating costs and programs initiated to gain new business. In 1999 the Company will also undertake new initiatives with its aircraft lessors to help improve its ongoing cost structure with respect to its aircraft.

Cash Flows from Operating Activities

Operating activities provided $10.4 million in cash for the year ended December 31, 1998 compared to $22.1 million in 1997. This decrease in cash in 1998 resulted primarily from the net loss incurred compared to net earnings in 1997.

Cash Flows from Investing Activities

Investing activities used $2.5 million in cash for the year ended December 31, 1998, compared to $4.3 million in 1997. In 1998 cash was used primarily for the purchase of parts to support the aircraft fleet and leasehold improvements on the corporate headquarters. In 1997, cash was used for the purchase of a spare engine, engine upgrades required for two MD-11 aircraft as well as for the purchase of rotable spare parts required to support the fleet.

Cash Flows from Financing Activities

Financing activities used $16.9 million in cash for the year ended December 31, 1998 compared to providing $1.1 million in 1997. In 1998 cash was used primarily for a net reduction in debt of approximately $8.7 million, for the purchase of shares of the Company's common stock aggregating approximately $6.6 million and for a loan to WorldCorp of $1.4 million, net. In 1997 net cash of $54.5 million was provided by the issuance of debt and cash was used to repay approximately $26.7 million of debt and purchase treasury stock for approximately $25.2 million.

Capital Commitments/Financing Developments

In March 1996 in conjunction with the lease of two MD-11ER aircraft the Company agreed to assume an existing lease of two additional MD-11 freighter aircraft for 20 years, beginning in 1999, in the event that the existing lessee terminates its lease with the lessor at that time. As of the date hereof, the Company does not know if the existing lessee intends to terminate the existing lease or not. As part of the agreement for the aircraft, the lessor provided spare parts financing of $9.0 million of which approximately $7.9 million has been received. World Airways' capital expenditures for 1999 are currently expected to be approximately $3.5 million, principally for the purchase of aircraft related assets which it expects to finance from working capital and the $1.1 million remaining availability of the $9 million spare parts financing. Also, as of December 31, 1998, the Company had unencumbered aircraft engines and spare parts currently available for financing or sale which may generate additional funds.

OTHER MATTERS

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

The Company has completed the inventory and assessment of all of its hardware, operating systems and software and has made substantial progress in ensuring Year 2000 compliance. It is now expected that all such hardware, operating systems and software will either be upgraded or replaced by the end of the second quarter of 1999. Where applications software is supplied by vendors the Company has requested letters of certification from such vendors. Further, the Company is testing and re-testing all programs and program modifications made to ensure compliance on a separate computer server set up for Year 2000 testing. The Company has received preliminary information indicating that the aircraft, including installed systems, it operates are Year 2000 compliant; however, the Company is continuing its endeavors to confirm and obtain a statement of warranty from the various manufacturers concerned. The Company's routers and phone switch are Year 2000 complaint and building security compliance issues are under study.

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

Incremental costs associated with changes that have been identified to ensure Year 2000 compliance are not considered to be material to the Company's financial position. Through December 31, 1998, the Company's costs have totaled approximately $100,000 and the Company estimates additional costs to be incurred will approximate $110,000. The failure to correct a material Year 2000 problem could result in an interruption in certain normal business activities or operations. Due to the general uncertainty inherent in the Year 2000 problem, particularly as it involves third party suppliers and government entities, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity, or financial position.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

World Airways does not have any material exposure to market risks.

With respect to interest rate risks, at December 31, 1998 interest rates on all of the Company's long-term debt and capitalized lease obligations aggregating $75.3 million are fixed. Borrowings under the Company's Credit Agreement, $5.2 million at December 31, 1998, bear interest at prime plus 1%. Based on the average outstanding month-end balances during 1998 each 1% change in the prime rate would have increased or decreased the Company's interest cost by approximately $11,500. Based on the balance outstanding at December 31, 1998 each 1% change in the prime rate will increase or decrease the Company's interest cost by approximately $52,000 on an annual basis. See Notes 8 and 9 of "Notes to Financial Statements" in Item 8. The Company has not entered into any obligations for trading purposes.

With respect to foreign currency exchange rate risks, although a significant percentage of the Company's revenues are derived from foreign customers, all revenues and substantially all expenses are denominated in U.S. dollars. The Company maintains minimal balances in foreign bank accounts to facilitate the payment of expenses. See Note 14 of "Notes to Financial Statements" in Item 8.

The Company is not exposed to commodity price risks except with respect to the purchase of aviation fuel. However, fluctuations in the price of fuel have not had a significant impact on the Company's operations in recent years because, in general, the Company's contracts with its customers limit the Company's exposure to increases in fuel prices. The Company purchases no fuel under long-term contracts nor does the Company enter into futures or swap contracts.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------



                              WORLD AIRWAYS, INC.
                                BALANCE SHEETS
                                    ASSETS
                                (in thousands)

                                                                               December 31,
                                                                          ---------------------
                                                                          1998             1997
                                                                          ----             ----
CURRENT ASSETS
     Cash and cash equivalents, including restricted
       cash of $ 22 at December 31, 1998 and $ 498 at
       December 31, 1997                                                $ 16,893         $ 25,887

     Trade accounts receivable, less allowance for
       doubtful accounts of $ 398 at December 31, 1998
       and $498 at December 31, 1997                                       3,285            7,747

     Other receivables                                                     2,640            9,485

     Due from affiliate, less allowance for doubtful
       accounts of $ 1,162 at December 31, 1998 and
       $475 at December 31, 1997                                           1,951            2,471

     Prepaid expenses and other current assets                             3,580            7,995

     Assets held for sale                                                    500              500
                                                                        --------         --------
          Total current assets                                            28,849           54,085
                                                                        --------         --------
ASSETS HELD FOR SALE                                                       1,109            2,734

EQUIPMENT AND PROPERTY
     Flight and other equipment                                           89,878           86,774
     Equipment under capital leases                                       12,266           12,266
                                                                        --------         --------
                                                                         102,144           99,040
     Less: accumulated depreciation and amortization                      33,433           25,603
                                                                        --------         --------
          Net equipment and property                                      68,711           73,437
                                                                        --------         --------

LONG-TERM OPERATING DEPOSITS                                              15,855           16,059

OTHER ASSETS AND DEFERRED CHARGES, Net
  of amortization of $2,663 at December 31, 1998 and
  $5,791 at December 31, 1997                                              1,913            2,833
                                                                        --------         --------

TOTAL ASSETS                                                            $116,437         $149,148
                                                                        ========         ========

                              WORLD AIRWAYS, INC.
                                BALANCE SHEETS
                                  (continued)
                   LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    (in thousands except share amounts)

                                                                                             December 31,
                                                                                     ---------------------------
                                                                                     1998                   1997
                                                                                     ----                   ----
CURRENT LIABILITIES
     Notes payable                                                                $  5,213               $  4,039
     Current maturities of long-term obligations                                     7,710                  9,856
     Accounts payable                                                               16,494                 19,824
     Unearned revenue                                                                2,329                  2,486
     Accrued maintenance in excess of reserves paid                                  8,928                  2,481
     Accrued salaries and wages                                                      6,972                 10,976
     Accrued taxes                                                                   2,205                  1,386
     Due to affiliate                                                                   --                  3,304
     Other accrued liabilities                                                       1,480                  1,553
                                                                                  --------               --------
               Total current liabilities                                            51,331                 55,905
                                                                                  --------               --------
LONG-TERM OBLIGATIONS, NET OF CURRENT MATURITIES                                    67,569                 75,071

OTHER LIABILITIES
     Deferred gain from sale-leaseback transactions, net of accumulated amortization of $ 21,212 at December 31, 1998 and $ 20,156 at
        December 31, 1997                                                            4,140                  5,195
     Accrued maintenance in excess of reserves paid                                  8,460                 10,575
     Accrued post-retirement benefits                                                2,794                  2,752
     Other liabilities                                                               5,770                  4,421
                                                                                  --------               --------
               Total other liabilities                                              21,164                 22,943
                                                                                  --------               --------

TOTAL LIABILITIES                                                                  140,064                153,919
                                                                                  --------               --------

STOCKHOLDERS' DEFICIENCY
     Preferred stock, $.001 par value (5,000,000 shares authorized and no
        shares issued or outstanding at December 31, 1998 and 1997)                     --                     --
     Common stock, $.001 par value (40,000,000 shares authorized;
        12,000,064 shares issued and 7,000,064 outstanding at
        December 31, 1998 and 12,000,064 shares issued and 8,003,064
        outstanding at December 31, 1997)                                               12                     12
     Additional paid-in capital                                                     42,522                 42,522
     Contributed capital                                                             3,000                  3,000
     Accumulated deficit                                                           (28,434)               (17,554)
     ESSOP guaranteed bank loan                                                         --                   (227)
     Note receivable -- WorldCorp                                                   (1,346)                    --
     Treasury stock, at cost (common stock - 5,000,000  shares at
        December 31, 1998 and 3,997,000 shares at December 31, 1997)               (39,381)               (32,524)
                                                                                  --------               --------
               Total stockholders' deficiency                                      (23,627)                (4,771)
                                                                                  --------               --------

COMMITMENTS AND CONTINGENCIES

TOTAL LIABILITIES AND STOCKHOLDERS'
   DEFICIENCY                                                                     $116,437               $149,148
                                                                                  ========               ========


                See accompanying Notes to Financial Statements

                              WORLD AIRWAYS, INC.
                           STATEMENTS OF OPERATIONS
                    (in thousands except per share amounts)


                                                                             Years Ended December 31,
                                                                ------------------------------------------------
                                                                1998                  1997                  1996
                                                                ----                  ----                  ----
OPERATING REVENUES
     Flight operations                                        $269,637              $306,800              $296,930
     Flight operations subcontracted to other
        carriers and other                                       1,512                 2,612                12,657
                                                              --------              --------              --------
        Total operating revenues                               271,149               309,412               309,587
                                                              --------              --------              --------
OPERATING EXPENSES
     Flight                                                     69,280                71,845                69,128
     Maintenance                                                57,333                65,972                60,462
     Aircraft costs                                             84,738                91,422                85,227
     Fuel                                                       19,012                17,615                19,255
     Flight operations subcontracted to other
        carriers                                                 1,295                 2,603                12,932
     Commissions                                                 8,884                 9,569                 8,229
     Depreciation and amortization                               8,503                 8,651                 8,032
     Sales, general, and administrative:
        General                                                 22,893                24,313                24,377
        Contract cancellation insurance                          1,250                    --                    --
        Allowance for bad debts                                  1,129                   565                   300
                                                              --------              --------              --------
        Total operating expenses                               274,317               292,555               287,942
                                                              --------              --------              --------
OPERATING INCOME (LOSS)                                         (3,168)               16,857                21,645
                                                              --------              --------              --------
OTHER INCOME (EXPENSE)
     Interest expense                                           (7,363)               (5,379)               (3,529)
     Interest income                                               873                 1,506                 1,230
     Other, net                                                 (1,247)                 (754)                 (314)
                                                              --------              --------              --------
        Total other, net                                        (7,737)               (4,627)               (2,613)
                                                              --------              --------              --------
EARNINGS (LOSS) FROM CONTINUING
   OPERATIONS BEFORE INCOME TAXES                              (10,905)               12,230                19,032

INCOME TAX EXPENSE                                                (127)                 (263)                 (679)
                                                              --------              --------              --------
EARNINGS (LOSS) FROM
   CONTINUING OPERATIONS                                       (11,032)               11,967                18,353

DISCONTINUED OPERATIONS
     Loss from discontinued operations (less
        applicable income tax benefit of $83 in 1996)               --                    --               (11,720)
     Loss on disposal (less applicable income tax
        benefit of $562 in 1996)                                    --                  (515)              (20,655)
                                                              --------              --------              --------
NET EARNINGS (LOSS)                                           $(11,032)              $11,452              $(14,022)
                                                              ========               =======              ========

                              WORLD AIRWAYS, INC.
                           STATEMENTS OF OPERATIONS
                    (in thousands except per share amounts)
                                  (continued)



                                                       Years Ended December 31,
                                                ----------------------------------------
                                                1998              1997              1996
                                                ----              ----              ----
BASIC EARNINGS (LOSS) PER COMMON
 EQUIVALENT SHARE:
     Continuing operations                      $(1.54)         $  1.16            $  1.55
     Discontinued operations                        --            (0.05)             (2.74)
                                                ------          -------            -------
     Net earnings (loss)                        $(1.54)         $  1.11            $ (1.19)
                                                ======          =======            =======

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING                                     7,161           10,302             11,806
                                                ======          =======            =======

DILUTED EARNINGS (LOSS) PER COMMON
 EQUIVALENT SHARE:
     Continuing operations                      $(1.54)         $  1.09            $  1.55
     Discontinued operations                        --            (0.05)             (2.74)
                                                ------          -------            -------
     Net earnings (loss)                        $(1.54)         $  1.04            $ (1.19)
                                                ======          =======            =======

WEIGHTED AVERAGE COMMON AND
 COMMON EQUIVALENT SHARES
 OUTSTANDING                                     7,161           12,279             11,806
                                                ======          =======            =======

                See accompanying Notes to Financial Statements

                              WORLD AIRWAYS, INC.
                             STATEMENTS OF CHANGES
                          IN STOCKHOLDERS' DEFICIENCY
                 Years ended December 31, 1998, 1997, and 1996
                                (in thousands)

                                                                                                                         Total
                                       Additional                                ESSOP      Treasury       Note      Stockholders'
                            Common       Paid-in    Contributed  Accumulated  Guaranteed     Stock,     Receivable-      Equity
                             Stock       Capital      Capital      Deficit     Bank Loan     at Cost     WorldCorp    (Deficiency)
                            ------     ----------   -----------  -----------  ----------    --------    -----------  -------------
BALANCE AT
   DECEMBER 31, 1995         $12        $42,312       $3,000      $(14,984)      $  --       $     --     $    --       $ 30,340
Common stock purchases
   (718,000 shares)           --             --           --            --          --         (7,361)         --         (7,361)
ESSOP
   Guaranteed Bank Loan       --             --           --            --        (805)            --          --           (805)
Issuance of warrants          --            210           --            --          --             --          --            210
Net loss                      --             --           --       (14,022)         --             --          --        (14,022)
                             ---        -------       ------      --------       -----       --------     -------       --------
BALANCE AT
   DECEMBER 31, 1996          12         42,522        3,000       (29,006)       (805)        (7,361)         --          8,362
Common stock purchases
   (3,279,000 shares)         --             --           --            --          --        (25,163)         --        (25,163)
ESSOP
   Guaranteed Bank Loan
     payments                 --             --           --            --         578             --          --            578
Net earnings                  --             --           --        11,452          --             --          --         11,452
                             ---        -------       ------      --------       -----       --------     -------       --------
BALANCE AT
   DECEMBER 31, 1997          12         42,522        3,000       (17,554)       (227)       (32,524)         --         (4,771)
Common stock purchases
   (1,003,000 shares)         --             --           --            --          --         (6,857)         --         (6,857)
Issuance of note
   receivable-
   WorldCorp, net             --             --           --           152          --             --      (1,346)        (1,194)
ESSOP Guaranteed Bank
   Loan payments              --             --           --            --         227             --          --            227
Net loss                      --             --           --       (11,032)         --             --          --        (11,032)
                             ---        -------       ------      --------       -----       --------     -------       --------
BALANCE AT
   DECEMBER 31, 1998         $12        $42,522       $3,000      $(28,434)      $  --       $(39,381)    $(1,346)      $(23,627)
                             ===        =======       ======      ========       =====       ========     =======       ========


                See accompanying Notes to Financial Statements

                              WORLD AIRWAYS, INC.
                           STATEMENTS OF CASH FLOWS
                                (in thousands)


                                                                                Years Ended December 31,
                                                                     ------------------------------------------------
                                                                     1998                  1997                  1996
                                                                     ----                  ----                  ----
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                     $ 25,887             $  7,028               $ 25,271

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)                                                 (11,032)              11,452                (14,022)
Adjustments to reconcile net earnings (loss) to cash
 provided (used) by operating activities:
          Depreciation and amortization                               8,503                8,651                  8,032
          Deferred gain recognition                                  (1,055)              (1,057)                (1,058)
          (Gain) loss on sale of property and equipment                  --                  108                    (32)
          Writedown of assets held for sale                           1,160                  500                    400
          Provision for bad debts                                     1,129                   --                     --
          Loss on disposal of discontinued operations                    --                   --                  1,734
          Other                                                         469                   18                     14
 Increase (decrease) in cash resulting from changes in
  operating assets and liabilities:
          Accounts receivable                                        10,698                5,615                 (9,286)
          Restricted short-term investments                              --                1,047                   (138)
          Deposits, prepaid expenses and other assets                 4,872                 (298)                 1,186
          Accounts payable, accrued expenses and other
           liabilities                                               (4,168)              (3,385)                21,071
          Unearned revenue                                             (157)                (560)                (9,444)
                                                                   --------             --------               --------
Net cash provided (used) by operating activities                     10,419               22,091                 (1,543)
                                                                   --------             --------               --------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to equipment and property                                  (3,234)              (5,467)                (9,615)
Proceeds from disposals of equipment and property                       698                1,183                    471
                                                                   --------             --------               --------
     Net cash used by investing activities                           (2,536)              (4,284)                (9,144)
                                                                   --------             --------               --------
CASH FLOWS FROM FINANCING ACTIVITIES
(Decrease) increase in line of credit, net                            5,212               (9,354)                 5,031
Issuance of debt                                                         --               54,495                 10,851
Repayment of debt                                                   (13,933)             (17,333)               (15,977)
Issuance of note receivable to WorldCorp, net                        (1,416)                  --                     --
Acquisition of common stock, at cost                                 (6,635)             (25,163)                (7,361)
Debt issuance costs                                                    (105)              (1,593)                  (100)
                                                                   --------             --------               --------
     Net cash provided (used) by financing activities               (16,877)               1,052                 (7,556)
                                                                   --------             --------               --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 (8,994)              18,859                (18,243)
                                                                   --------             --------               --------
CASH AND CASH EQUIVALENTS AT END OF YEAR                            $16,893              $25,887               $  7,028
                                                                    =======              =======               ========


                See accompanying Notes to Financial Statements

                              WORLD AIRWAYS, INC.
                         NOTES TO FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

World Airways, Inc. ("World Airways" or the "Company") is a U.S. certificated air carrier, which operates in the air transportation industry. Airline operations account for 100% of the Company's operating revenue. World Airways provides long-range passenger and cargo charter air transportation, serving the U.S. Government, international passenger and cargo air carriers and tour operators. The Company's business relies heavily on its contracts with the U.S. Air Force's Air Mobility Command ("AMC") and Malaysian Airline System Berhad ("Malaysian Airlines" or "MAS") (see Notes 5 and 14).

The Company was organized in 1948 and became a wholly owned subsidiary of WorldCorp, Inc. ("WorldCorp") in a holding company reorganization in 1987. In 1994 WorldCorp sold 24.9% of its ownership of the Company to Naluri Berhad (formerly known as MHS Berhad) ("MHS"), a Malaysian aviation company. In October 1995, the Company completed an initial public offering. At December 31, 1998, an 80% owned subsidiary of WorldCorp and MHS own 50.8% and 17.4%, respectively, of the outstanding common stock of World Airways, with the balance publicly traded. See Notes 4 and 5 for further discussion regarding the Company, WorldCorp and MHS.

Financial Statement Reclassifications

Certain items in prior year financial statements included herein have been reclassified to conform to the 1998 financial statement presentation.

Segment Information

World Airways operates within one industry, air transportation, therefore no segment information is provided.

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

Revenue Recognition

Contract flight revenues are recognized as the services are provided.

Income Taxes

The Company provides for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date (see Note 13).

Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is computed by dividing net earnings
(loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share also includes the effect of common equivalent shares outstanding during the period. The Company's common equivalent shares consist of stock options, convertible debentures and warrants.

Equipment and Property

Equipment and property are stated at cost or, if acquired under capital leases, at the present value of minimum lease payments.

Provisions for depreciation and amortization of equipment and property are computed over estimated useful lives or the term of the lease, if shorter, for capital leases, by the straight-line method, with estimated salvage values of 0-15%. Estimated useful lives of equipment and property are as follows:

   DC10 and MD-11 flight equipment   15-16 years
   Other equipment and property       5-10 years

Deferred gains realized in connection with sale-leasebacks of aircraft and equipment are amortized over the periods of the respective leases.

Aircraft Maintenance

Airframe maintenance and engine overhauls are expensed using the accrual method of accounting. The accrual method provides for estimating the cost of the initial overhaul and accruing the cost, based on an hourly rate, to the overhaul. At that time, the actual cost of overhaul is charged to the accrual, with any deficiency or excess charged or credited to expense. The cost of the next overhaul is then estimated and accrued to that overhaul based on a new rate, at which time the process is repeated. Certain of the Company's leases require the Company to make monthly payments to the lessor for maintenance costs to be incurred. Major modifications performed in response to Airworthiness Directives issued by the Federal Aviation Administration are capitalized at cost. Routine maintenance and general repairs are expensed as incurred.

Assets Held for Sale

Assets held for sale, which consist primarily of DC-10 spare parts, are recorded at the lower of cost or estimated net realizable value. Net realizable value is based on the estimated fair value (measured by using a current selling price for similar assets) less estimated selling costs.

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

Other Assets and Deferred Charges

Contract enhancements, and debt issuance costs are amortized on a straight-line basis over certain estimated periods.

Post-retirement Benefits Other Than Pensions

World Airways' cockpit crewmembers and eligible dependents are covered under post-retirement health care benefits to age 65. The Company accounts for the benefit costs in accordance with Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Post-retirement Benefits Other Than Pensions" ("FAS No. 106"). The Company funds the benefit costs on a pay-as-you-go (cash) basis (see Note 11).

Accounting for Stock-Based Compensation

The Company applies the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, by recording compensation expense on the date of grant if the current market price of the underlying stock exceeds the exercise price. The company provides the pro forma disclosures of FAS No. 123, Accounting for Stock-Based Compensation, by providing pro forma net earnings (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-value-based method of FAS No. 123 had been applied.

2. OPERATING ENVIRONMENT

Cash and cash equivalents at December 31, 1998 and 1997 were $16.9 million and $25.9 million, respectively, and the Company's working capital deficit was $23 million and $1.8 million at December 31, 1998 and December 31, 1997, respectively.

At December 31, 1998, the Company had total long-term indebtedness of approximately $67.6 million and notes payable and current maturities of long-term obligations of $12.9 million. The Company also has significant future long-term obligations under its aircraft leases (see Note 9). The Company anticipates that its total capital expenditures in 1999 will approximate $3.5 million. The Company's flight attendants have filed grievances against the Company challenging the use of foreign flight attendant crews on the Company's flights, an adverse outcome of which may increase the Company's costs during 1999 (see Note 16).

The Company has historically financed working capital and capital expenditure requirements out of cash flow from operating activities, sales of its common stock, secured borrowings, and other financing from banks and other lenders. The degree to which the Company is leveraged could have important consequences including: (i) World Airways' ability to obtain additional financing in the future for working capital, capital expenditures or other purposes may be limited; (ii) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of principal and interest on its indebtedness;
(iii) World Airways' degree of leverage and related debt service obligations, as well as its obligations under operating leases, may make it more vulnerable than some of its competitors in a prolonged economic downturn; (iv) World Airways' ability to meet its payment obligations under existing and future indebtedness, capital leases and operating leases may be limited; and (v) World Airways' financial position may restrict its ability to pursue new business opportunities and limit its flexibility in responding to changing business conditions.

Achieving high average daily utilization of its aircraft at attractive yields is an important factor to the Company's financial results. In addition to fixed aircraft costs, a portion of the Company's labor costs are fixed due to monthly minimum guarantees to cockpit crewmembers and flight attendants. Factors that affect the Company's ability to achieve high utilization in its charter business include the compatibility of the Company's aircraft with customer needs and the Company's ability to react on short notice to customer requirements (which can be unpredictable due to changes in traffic rights, aircraft delivery schedules and aircraft maintenance requirements). Other factors that affect the Company's business include domestic and foreign regulatory requirements, as well as a trend toward aviation deregulation that is increasing airline alliances and code share arrangements.

Although the Company's strategy is to enter into long-term contracts with its customers, the terms of the Company's existing customer contracts are substantially shorter than the terms of the Company's lease obligations with respect to its aircraft. The Company's financial results could be materially adversely affected even by relatively brief periods of low aircraft utilization and yields. Consistent with prior years, the Company has substantial available capacity in the third and fourth quarters of 1999 and beyond. See Note 14 for further information with respect to the Company's major customers. Although there can be no assurance that it will be able to secure additional business to reduce its unsold capacity, the Company is actively seeking customers for 1999 and beyond, and has historically been successful in obtaining new customers.

As described in Note 14, a substantial portion of the Company's business in 1998 was with Malaysian Airlines. In 1998, the Company received approximately $19.5 million in revenue associated with minimum guarantee payments from MAS, not associated with aircraft flying and related costs. The contracts pursuant to which the Company received guarantee payments terminate May 31, 1999. As of December 31, 1998, Malaysian Airlines owed the Company $3.1 million, primarily related to reimbursable costs incurred by the Company, which is included in due from affiliate in the accompanying balance sheet. A substantial portion of the Company's contracted business in 1999 and 2000 is also with MAS.

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

In 1998, the continuing effects of the adverse economic conditions in Malaysia and Indonesia and other countries in the Asia Pacific Region included a national liquidity crisis, significant depreciation in the value of the ringgit and rupiah, higher domestic interest rates, reduced opportunity for refinancing or refunding of maturing debts, and a general reduction in spending throughout the region. These conditions and similar conditions in other countries in the Asia Pacific Region could have a material adverse effect on the operations of MAS and other customers of the Company, and therefore on the operations of the Company. Adverse economic conditions in other parts of the world such as South America may adversely impact other customers of the Company. However, management also believes these conditions could provide new opportunities to wet lease aircraft to airlines, particularly those who have deferred or canceled new aircraft orders but are still in need of providing additional airlift.

In 1998 the Company began to dedicate more resources to expanding its cargo business. In 1999 the Company will be looking at opportunities to convert some of its passenger aircraft to freighters and to possibly obtain additional freighter aircraft. In connection with this focus the Company has requested the lessor of two of its MD-11 passenger aircraft to convert the aircraft to a cargo configuration. Further, in March 1999 the Board of Directors established a subcommittee of the Executive Committee, the Strategic Planning Subcommittee, which is charged with evaluating strategic opportunities for the Company, including increased focus on cargo capacity and corresponding fleet changes, reviewing the Company's continuing cost reduction efforts and recommending appropriate actions for implementation of these initiatives.

The Company believes that the combination of its existing contracts and additional business which it expects to obtain for 1999, along with its existing cash, planned cost cutting efforts, unencumbered assets that can be utilized to generate cash and other financing arrangements, will be sufficient to allow the Company to meet its cash requirements related to operating and capital requirements for 1999.

3. DISCONTINUED OPERATIONS

The Company commenced scheduled service operations between Tel Aviv and New York in July 1995 and between the U.S. and South Africa in June 1996. In addition, in May 1996 the Company commenced scheduled charter operations between the United States and Germany, Switzerland, Ireland, and the United Kingdom. However, the Company was unable to operate these scheduled service operations profitably and in July 1996, the Company announced its decision to exit its scheduled service operations by October 1996 and focus its operations on its core business: operating aircraft under contracts with international carriers, the U.S. Government, and international tour operators.

Consistent with this decision, World Airways ceased all scheduled operations as of October 27, 1996. As a result, the Company's scheduled service operations were reflected as discontinued operations as of June 30, 1996, and prior period results were restated to reflect scheduled service operations as discontinued operations. Loss from discontinued operations (net of income tax effect) approximated $11.7 million for the year ended December 31, 1996. In addition, an estimated loss on disposal of $21.0 million (net of income tax effect), which was recorded as of June 30, 1996, included the following: $13.6 million for estimated operating losses during the phase-out period; a $2.6 million estimated loss to be incurred in connection with sub-leasing DC-10 aircraft which were not utilized in the Company's operations subsequent to the phase-out of scheduled service operations; a $2.3 million writeoff of related leasehold improvements; and $2.0 million for passenger reprotection expenses. The Company recognized an additional $0.5 million of expense in the fourth quarter of 1997 and believes that substantially all of the costs relating to the disposal were incurred as of December 31, 1997. The Company is subject to certain claims arising as a result of the discontinuance of its scheduled service operations (see Note 16), but the Company believes it has substantial defenses to these actions.

4. PARENT COMPANY CONTROL & TRANSACTIONS

At December 31, 1998 an 80% owned subsidiary of WorldCorp owned 50.8% of the outstanding common stock of World Airways. WorldCorp is a highly leveraged holding company that owns positions in two companies other than World Airways. Except as limited by contractual arrangements with MHS, the beneficial owner of WorldCorp's interest in the Company is in a position to control the outcome of many issues submitted to World Airways' stockholders, including the election of all of World Airways' Board of Directors, adoption of amendments to World Airways' Certificate of Incorporation, and approval of mergers.

On February 12, 1999 WorldCorp filed a petition for protection from its creditors under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. If WorldCorp's creditors and the Bankruptcy Court approve the proposed plan of reorganization the Company believes that WorldCorp's bankruptcy reorganization filing will not have any material adverse effect on its operations or financial condition. However, if the proposed plan of reorganization is not approved or is substantially modified, at the present time the Company cannot determine what effect the ultimate outcome of WorldCorp's bankruptcy filing may have on its operations or financial condition.

In 1998 the Company loaned WorldCorp $2 million. Subsequently, during 1998 approximately $900,000 of principal and interest on the loan was repaid through the sale of a portion of the loan's collateral and the acquisition by the Company of 150,000 shares of World Airways' common stock pledged as collateral. At December 31, 1998 WorldCorp's remaining balance on the loan, including principal, interest and expenses was approximately $1.3 million, which is included as a separate component of stockholders' deficiency. The loan is collateralized by 1,615,396 shares of InteliData Technologies Corporation ("InteliData") common stock and 350,000 shares of World Airways common stock. The market value of the InteliData and World Airways shares of common stock collateralizing the loan are in excess of the amount due. InteliData is 28% owned by WorldCorp.

The Disclosure Statement for WorldCorp's proposed reorganization plan which was submitted with its bankruptcy filing states that the Company's secured claim will be paid in full if the plan is approved by the creditors permitted to vote and the Bankruptcy Court. Under the reorganization plan the Company's unsecured accounts receivable would be exchanged for certain warrants and notes to be issued by a reorganized WorldCorp. The Company is not able at this time to determine when, or if, WorldCorp's reorganization plan will be approved.

In 1998, WorldCorp consummated a series of transactions with WorldCorp Acquisition Corp., a newly established Delaware corporation ("WorldCorp Acquisition") and Paper Acquisition Corp., a Delaware corporation that subsequently changed its name to The Atlas Companies, Inc. ("Atlas") pursuant to which WorldCorp contributed all of the shares of World Airways and Atlas it owned to WorldCorp Acquisition in exchange for 80% of the issued and outstanding capital stock of WorldCorp Acquisition. In connection with the transactions WorldCorp pledged all of the stock of Atlas and InteliData it owned and WorldCorp Acquisition pledged all of the stock of World Airways it owned to former shareholders of Atlas to secure certain obligations of WorldCorp Acquisition. World Airways' lien on its shares now owned by WorldCorp Acquisition and the shares of InteliData pledged to secure the loan to WorldCorp referred to above is senior to the lien of the former shareholders of Atlas.
In connection with the transactions the former shareholders of Atlas received seven year options and warrants to acquire 20% and 35% of the issued and outstanding stock of WorldCorp and WorldCorp Acquisition, respectively (after the exercise of such options and warrants). WorldCorp Acquisition also issued two notes, a $1 million note due in March 1999 and a $15 million note due in April 2003, that contain various restrictive covenants, including dividend restriction on WorldCorp and its subsidiaries (including World Airways), limitations on transfers of cash to WorldCorp, as well as cross-default provisions. Upon an event of default, which would include an acceleration of payment demand on any outstanding WorldCorp borrowings, the note holders may assume control of the WorldCorp Acquisition board and the collateral pledged to the former shareholders of Atlas.

In accordance with a 1994 shareholders agreement, as amended, among WorldCorp, MHS and the Company, if WorldCorp were to dispose of its holdings in the Company with the result that WorldCorp's ownership interest in the Company fell below 51% of the outstanding shares of common stock, then MHS may either sell its shares to a third party or require WorldCorp to sell a pro rata number of shares held by MHS to the party purchasing WorldCorp's shares. Therefore, as a result of the purchase of 3,227,000 shares of common stock by World Airways from WorldCorp in September 1997, MHS sold 773,000 shares of its World Airways common stock to the Company for approximately $5.9 million in January 1998.

Under an agreement among World Airways, WorldCorp and MHS, if at any time after October 30, 1996 World Airways registers additional common stock under the Securities Act of 1933, MHS has the right to demand the registration of its shares of the Company's common stock. Under a shareholders agreement, MHS has the right to nominate two members to the Company's board of directors and WorldCorp has agreed to vote its shares of common stock to elect such nominees. Also, if without the prior written consent of MHS: (1) World Airways sells all or substantially all of its business; or (2) World Airways fundamentally changes its line of business, then MHS has the option to require WorldCorp to purchase all or part of MHS's shares at fair market value. Fair market value is defined to be not less than the aggregate of the costs borne by MHS in acquiring and holding its World Airways shares. Management has indicated that it does not have any current intent to take any such actions without the prior consent of MHS or the directors nominated by MHS. The shareholders agreement also provides that if WorldCorp's ownership interest in the Company falls below 51% of the outstanding shares of common stock, then MHS may either sell its shares to a third party or require WorldCorp to sell a pro rata number of shares held by MHS to the party purchasing WorldCorp's shares. MHS also has a right of first refusal to purchase shares of common stock issued by the Company or sold by WorldCorp and to purchase additional shares of common stock to maintain its ownership percentage in the Company.

5. TRANSACTIONS WITH MHS AND MALAYSIAN AIRLINES

MHS owns approximately 28% of Malaysian Airlines at December 31, 1998. World Airways has provided service to Malaysian Airlines since 1981 for scheduled passenger, cargo and charter operations as well as transporting passengers to Saudi Arabia for annual Hadj pilgrimages. MAS is one of the Company's largest customers (see Note 14).

Effective December 31, 1994, WorldCorp entered into a 6% note payable to MHS in the amount of $8.5 million, due December 31, 1995, in exchange for 5% of World Airways' common stock held by MHS and the execution of certain multi-year contracts between World Airways and Malaysian Airlines. The shares were pledged as security for the note payable. The note was repaid in accordance with the agreement. Of the $8.5 million consideration paid by WorldCorp to MHS, $3.0 million was attributable to enhancements of contracts between World Airways and MAS and is included in other assets and deferred charges and in contributed capital in the accompanying balance sheets. The deferred contract costs are being amortized over the terms of the related MAS contracts, approximately two to five years. As of December 31, 1998, the unamortized balance was $0.7 million.

In 1994, the Company entered into a series of multi-year contracts, with expiration dates ranging from 1997 to 2000, to provide aircraft to MAS. The Company also entered into a 32-month agreement for year-round operations (including the Hadj) with MAS whereby the Company is providing two passenger aircraft with cockpit crews, maintenance and insurance to MAS's charter division through May 1999. However, the Company agreed to a five-month and a three-month reduction in the utilization of one aircraft during 1997 and 1998, respectively, and the aircraft was redeployed in other activity. The Company provided three aircraft for the 1997, 1996 and 1995 Hadj operations. MAS received notice from the Malaysian Hadj Board that MAS would not participate in the 1998 Hadj pilgrimage. As a result, the Company provided two aircraft to fly in the 1998 Indian Hadj on behalf of a contract entered into by MAS. MAS will not participate in the 1999 Hadj pilgrimage and the Company has entered into agreements to provide four MD-11 aircraft for two other airlines to fly for the 1999 Hadj pilgrimage.

The Company also has a long-term contract to operate three MD-11 cargo aircraft for MAS. However, beginning in July 1996, and as mutually agreed by the parties, World Airways redeployed two cargo aircraft, which had been operating under these contracts, into another contract that expired in February 1998. The Company and Malaysian Airlines are currently discussing the redeployment of these aircraft back into Malaysian Airlines' operations during 1999 in order to meet the contracts' original obligations. The Company can provide no assurances, however, that the Company will, in fact, be able to do so (see Note
14). One aircraft is scheduled for return in August 1999 and the other two are scheduled for return in the first quarter of 2000.

As of December 31, 1998 the Company had $3.1 million due from MAS. MAS is subject to the financial difficulties associated with the adverse economic conditions in Malaysia and the Asia Pacific region, but it has generally remained current with its payments for committed minimum payments provided for in the contracts with the Company. In 1998, the Company received approximately $19.5 million in revenue associated with these minimum guarantees. However, failure by Malaysian Airlines to meet its aircraft lease obligations, if not offset by other business, would have a material adverse effect on the financial condition, cash flows and results of operations of the Company.

In 1995, the Company entered into agreements with MAS to lease two DC10-30 aircraft the leases for which expire in August and December 1999. However, the Company and MAS are discussing the early return of both aircraft. In March 1996, the Company leased two additional DC-10-30 aircraft from MAS for scheduled service operations that were discontinued in October 1996 (see
Note 3). Therefore, effective December 31, 1996, the parties mutually agreed to terminate the lease agreement for the additional two aircraft. In 1997 a DC10-30 aircraft leased on a short term basis in March to support the peak flying season was returned at the end of the Hadj program. Rent expense and maintenance reserve payments related to these aircraft leased from Malaysian Airlines amounted to $5.8 million, $6.6 million, and $12.6 million in 1998, 1997, and 1996, respectively.

6. SUPPLEMENTAL INFORMATION -- STATEMENTS OF CASH FLOWS


Additional information pertaining to certain cash payments and non-cash investing and financing activities is as follows (in thousands):

                                 Years ended December 31,
                             -------------------------------
                             1998           1997        1996
                             ----           ----        ----
       Cash paid for:
         Interest           $6,819         $3,641      $3,556
         Income taxes           --            462         412

In 1998 the Company acquired 150,000 shares of the Company's common stock owned by WorldCorp as payment for $682,000, the then market value of the stock, towards principal and interest on a loan to WorldCorp (see Note 4). Also in 1998 the Company financed the acquisition of approximately $152,000 of office furniture.

In 1997 the Company financed 85% of the acquisition cost of an aircraft engine by the issuance of a note payable for approximately $6.3 million. Also in 1997 the Company entered into a capital lease for equipment valued at $0.8 million.

In 1996 the Company financed 80% of the acquisition cost of an aircraft engine by the issuance of a note payable for approximately $6.4 million.

Also in 1996 the Company entered into an agreement to lease two MD-11ER aircraft. The Company entered into a simultaneous agreement with the lessor to finance up to $9 million of MD-11 spare parts. The Company could borrow up to a total of $9 million under the agreement. Borrowings under the agreement were $1.5 million and $6.4 million during 1997 and 1996, respectively, and $1.1 million is available for additional borrowings at December 31, 1998.

7. PREPAID EXPENSES AND OTHER  CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

                                          December 31,
                                         -------------
                                         1998     1997
                                         ----     ----
 Prepaid rent                           $3,420   $3,331
 Prepaid insurance                          83    4,491
 Other                                      77      173
                                        ------   ------
   Total                                $3,580   $7,995
                                        ======   ======


8. NOTES PAYABLE

The Company has a Credit Agreement with BNY Financial Corporation ("BNY") expiring in March 2001. The Agreement has a borrowing capacity of up to $25.0 million, subject to borrowing base amounts related to receivables and spare parts inventory, as defined, and borrowings are collateralized by certain receivables, inventory, and equipment. The Agreement provides for an unused facility fee of 1/4 of 1% and interest on borrowings outstanding at prime plus 1%, which was 8 3/4% at December 31, 1998. Further, the receivables facility allows for the issuing of Letters of Credit to a sub-limit of $4 million for an issuance fee and interest of 1/8 of 1%. The Agreement as amended in March 1999 contains dividend and borrowing restrictions as well as covenants related to the Company's financial condition and operating results. At December 31, 1998 the outstanding balance under the Agreement was $5.2 million. At that date the Company did not have any additional borrowing capacity under this Agreement, other than outstanding Letters of Credit aggregating approximately $950,000, principally for deposits for facility leases.

9. LONG-TERM OBLIGATIONS

Long-Term Debt

The Company's long-term obligations at December 31 are as follows (in thousands):



                                                                                          1998          1997
                                                                                          ----          ----
     Convertible senior subordinated debentures due 2004 -- with interest at 8%
      payable semi-annually                                                             $50,000      $50,000

     Note payable due January 1999 -- with principal and interest at 7.25% payable
      monthly, collateralized by one Pratt & Whitney PW4462 engine.                       3,300        3,866

     Note payable due 2003 -- with principal and interest at 9.98% payable monthly,
      collateralized by one Pratt and Whitney PW4462 engine.                              4,705        5,361

     Note payable due 2004 -- with interest at 8.18% payable monthly, with a final payment of $2.2 million due June 2004, collateralized by one Pratt & Whitney
      PW4462 engine                                                                       5,338        5,920

     Spare parts loan due 2003 -- with principal and interest at 10% payable monthly,
      collateralized by certain MD-11 spare parts.                                        5,061        6,276

     Spare parts loan due 1998  -- with interest at 8.5%  payable monthly                    --        2,842

     Spare parts loan due 2003 -- with principal and interest at 8.5% payable monthly,
      collateralized by certain MD-11 spare parts.                                        1,886        2,248

     Employee Saving and Stock Ownership Plan guaranteed bank loan                           --          227

     Capital lease obligations                                                            4,247        7,409

     Other                                                                                  811          915

     Less: debt discount                                                                    (69)        (137)
                                                                                        -------      -------

          Total                                                                          75,279       84,927

     Less: current maturities                                                             7,710        9,856
                                                                                        -------      -------

          Total long-term obligations, net of current maturities                        $67,569      $75,071
                                                                                        =======      =======

The estimated fair value of the Convertible Senior Subordinated Debentures at December 31, 1998 approximated $16.5 million. The Company believes that the carrying values of its other outstanding debt approximates fair value.


The $50 million of 8% convertible senior subordinated debentures (the "Debentures") due in 2004 are unsecured obligations, convertible into shares of the Company's common stock at $8.90 per share, subject to adjustment in certain events, and subordinated to all present and future senior indebtedness of the Company. In the event of a change in control of the Company, as defined, the holders of the Debentures could require the Company to repurchase the outstanding Debentures. The Debentures are not redeemable by the Company prior to August 26, 2000.

The following table shows the aggregate annual amount of scheduled principal maturities (in thousands) of debt outstanding at December 31, 1998, excluding capital lease obligations.


     1999           $ 6,435
     2000             3,190
     2001             3,082
     2002             2,995
     2003             2,966
     Thereafter      52,433
                    -------
       Total        $71,101
                    =======

Capital Leases

The present value of the obligations under capital leases at December 31, 1998 is calculated using rates ranging from 9.25% to 10.0%. The following are remaining scheduled minimum capital lease payments (in thousands) due, together with the present value of such obligations:


     1999                                                   $1,648
     2000                                                    2,997
                                                            ------
     Total minimum lease payments                            4,645
     Less: imputed interest                                    398
                                                            ------
       Present value of obligations under capital lease     $4,247
                                                            ======

Property under capital leases consists of equipment leases and is amortized over the lease terms or expected useful lives of the assets. Accumulated amortization under capital leases was $5.5 million and $4.8 million at December 31, 1998 and 1997, respectively. Amortization expense of property under capital leases totaled approximately $0.6 million for each of the years ended December 31, 1998, 1997 and 1996.

Operating Leases

As of December 31, 1998, the Company's aircraft fleet, all of which are leased under operating leases, consisted of three passenger MD-11 aircraft, one freighter MD-11 aircraft, two convertible MD-11 aircraft, two MD-11ER aircraft, three passenger DC10-30 aircraft, and one DC10-30 convertible aircraft. The leases for two of the DC-10-30 aircraft expire in August and December 1999; however, the Company and MAS, the lessor, are discussing the early return of both aircraft. Also, the lease for the other DC-10-30 aircraft that expires in September 2003 contains a provision whereby either the Company or the lessor can terminate the lease with 90 days notice.

The Company has a 10-year contract expiring in August 2003 with United Technologies Corporation's Pratt & Whitney Group for all off-wing maintenance on the PW 4462 engines that power its MD-11 aircraft. Under this contract the manufacturer has agreed to provide such maintenance services at a cost not to exceed specified rates per hour.

Rental expense for continuing operations, primarily relating to aircraft leases, totaled approximately $81.5 million, $87.7 million, and $84.0 million for the years ended December 31, 1998, 1997 and 1996, respectively.

In 1998 the Company amended a number of the terms of the leases for its MD-11 aircraft. Following is a schedule of future annual minimum lease payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1998 (in thousands):





     1999           $ 80,132

     2000             76,191
     2001             76,349
     2002             76,508
     2003             71,004
     Thereafter      545,173
                    --------
       Total        $925,357
                    ========

10.       CAPITAL STOCK

At December 31, 1998 the Company's authorized stock consisted of 5,000,000 shares of preferred stock, none of which are issued and 40,000,000 shares of common stock, of which 7,000,064 were outstanding. Also, at December 31, 1998 7,717,977 shares of common stock are reserved for issuance pursuant to outstanding warrants, convertible debt and stock option plans.


In 1996, pursuant to a credit agreement with BNY (see Note 8), the Company granted warrants to BNY to purchase up to 50,000 shares of common stock at an exercise price of $8.00 per share which was equal to the market price of the Company's stock at the date of grant. The warrants were vested and fully exercisable at the date of grant and expire on December 31, 1999. The per share weighted-average fair value of warrants granted was $3.615 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield of 0.0%, risk free interest rate of 6.0%, expected life of 3 years and expected volatility of 61.0%. The Company recorded $0.2 million debt discount related to the warrants that is being amortized into interest expense over the terms of the warrants.


The Company's Convertible Senior Subordinated Debentures due 2004 are convertible into an aggregate of 5,617,977 shares of common stock at $8.90 per share, subject to adjustment in certain events.


Stock Option Plans

An aggregate of 2,050,000 shares of common stock are reserved for stock option plans. Pursuant to a 1995 Stock Option Plan (the "1995 Plan") adopted in 1995 members of the Company's Board of Directors, employees, and consultants to the Company or its affiliates are eligible to receive stock options. The Company has reserved 1,800,000 shares of common stock for issuance upon the exercise of options granted to participants under the 1995 Plan. These options expire at the earlier of the stated expiration, which shall not exceed ten years from the date of grant, or one year after the termination of the participant's employment with the Company. Stock options are granted with an exercise price that shall not be less than 85% of the fair market value of the common stock on the date of grant. The stock options have terms ranging from seven years and seven months to ten years and become vested and fully exercisable at various times through December 2007.

Pursuant to a Non-Employee Directors' Stock Option Plan (the "Directors' Plan") adopted in 1995, non-affiliate directors will be offered options to purchase 10,000 shares of common stock upon election or appointment to the Board of Directors of the Company. Up to 250,000 shares of common stock may be issued under the Directors' Plan, subject to certain adjustments. On the third anniversary of the initial award, each such director will be offered an option to purchase an additional 5,000 shares of common stock. Options granted under the Directors' Plan are exercisable in equal monthly installments during the 36 months following the award, as long as the individual remains a director of the Company. The exercise price of all such options is the average closing price of the common stock during the 30 trading days immediately preceding the date of grant.

There were no stock options granted during 1996. The per share weighted-average fair value of stock options granted during 1998 and 1997 was $2.13 and $4.67, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:


                                     1998         1997
                                  -----------  -----------
      Expected dividend yield          0%           0%
      Risk-free interest rate     4.8% - 4.9%  5.7% - 5.8%
      Expected life (in years)       6 - 8        3 - 10
      Expected volatility             78%       53% - 61%


The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost is recognized for stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under FAS No. 123, the Company's net income (loss) would have been changed to the pro forma amounts indicated below (amounts in thousands, except per share data):


                                                     1998      1997      1996
                                                  ----------  -------  ---------

      Net earnings (loss)            As reported   $(11,032)  $11,452  $(14,022)
                                     Pro forma     $(12,084)  $10,502  $(14,579)

      Basic earnings (loss) per      As reported   $  (1.54)  $  1.11  $  (1.19)
         common share                Pro forma     $  (1.69)  $  1.02  $  (1.23)

      Diluted earnings (loss) per    As reported   $  (1.54)  $  1.04  $  (1.19)
         common share                Pro forma     $  (1.69)  $  0.97  $  (1.23)


Stock option activity during the last three years is as follows:


                                                Number of
                                                 Options    Weighted-Average
                                               Outstanding  Exercise Prices
                                               -----------  ---------------

      Balance at December 31, 1995                1,095,843        $11.00
         Granted                                         --            --
         Exercised                                       --            --
         Forfeited                                 (284,670)        11.00
         Expired                                         --            --
                                                  ---------

      Balance at December 31, 1996                  811,173         11.00
         Granted                                    773,000          7.61
         Exercised                                       --            --
         Forfeited                                 (114,503)        11.00
         Expired                                         --            --
                                                  ---------

      Balance at December 31, 1997                1,469,670          9.20
         Granted                                    255,000          2.75
         Exercised                                       --            --
         Forfeited                                 (301,551)        11.00
         Expired                                         --            --
                                                  ---------

      Balance at December 31, 1998                1,423,119          7.66
                                                  =========

At December 31, 1998, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $1.00 - $13.00 and 5.4 years, respectively. The following table summarizes the stock options outstanding and exercisable at December 31, 1998:


                                                Stock Options Outstanding                         Stock Options Exercisable
                                 ------------------------------------------------------       ----------------------------------
                                                          Weighted
                                                           Average         Weighted                                 Weighted
                                  Number Options        Remaining Life      Average          Number Options          Average
 Range of Exercise Price           Outstanding            (Months)       Exercise Price        Exercisable       Exercise Price
 -----------------------         --------------         -------------    --------------       -------------      --------------
$   1.00 -   2.00                    185,000                  93              $1.214              37,000              $1.214

    5.00 -   6.00                     40,000                  88               5.580               9,404               5.655

    6.01 -   7.00                     48,000                  84               6.750              24,000               6.750

    7.01 -   8.00                    660,000                  68               7.484             204,985               7.400

    8.01 -   9.00                     95,000                  24               8.823              35,000               8.375

    10.01 - 11.00                     10,000                  52              10.250              10,000              10.250

    11.01 - 12.00                    379,359                  53              11.007             118,110              11.023

    12.01 - 13.00                      5,760                  53              12.500               5,760              12.500
                                   ---------                                                    --------
                                   1,423,119                                                     444,259
                                   =========                                                    ========



At December 31, 1998, 1997 and 1996, the number of options exercisable was 444,259; 661,194 and 315,448, respectively, and the weighted-average exercise price of those options was $8.01, $9.79, and $11.00, respectively.



11.  EMPLOYEE BENEFIT PLANS

The World Airways' Crewmembers Target Benefit Plan is a defined contribution plan covering flight engineers and pilots with contributions based upon wages, as defined. It is a tax-qualified retirement plan under Section 401(a) of the Internal Revenue Code of 1986, as amended (the "Code"). Pension expense for the Target Benefit plan totaled $1.7 million, $1.9 million, and $2.5 million for the years ended December 31, 1998, 1997, and 1996, respectively.

Until September 1996, the Company's flight attendants participated in the World Airways' Flight Attendant Target Benefit Plan (the "Plan"), which was a tax-qualified retirement plan under the Code. Under a collective bargaining agreement between the Company and the flight attendants, represented by the International Brotherhood of Teamsters ("Teamsters"), that was ratified in August 1996, the Plan was terminated in September 1996 and all of the assets and accrued pension obligations were transferred to a plan maintained by the Teamsters. The Company is required to make monthly payments on behalf of the flight attendants to the Teamsters' plan. Pension contributions made to the Teamsters on behalf of the flight attendants totaled $0.3 million, $0.3 million and $0.1 million in 1998, 1997 and the fourth quarter of 1996, respectively. Pension expense relating to the Flight Attendant Target Benefit Plan totaled $0.5 million for the first three quarters of 1996.

In January 1994, World Airways adopted the World Airways, Inc. Retroactivity and Profit Sharing Bonus Plan (the "1994 Profit Sharing Plan"). Distributions under the 1994 Profit Sharing Plan are equal to 20% of World Airways defined earnings, subject to an annual limitation of 10% of the total annual aggregate compensation of World Airways employees participating in the 1994 Profit Sharing Plan in that year. This is not a tax-qualified plan under the Code. The Company distributed approximately $1.7 million in 1996 pertaining to 1995 results, which included a retroactive payment required under the plan. The Company did not make any 1997 distributions pertaining to 1996 results and distributed approximately $2.6 million in 1998 pertaining to 1997 results.

World Airways' cockpit crewmembers and eligible dependents are covered under a post-retirement health care benefits plan to age 65. The Company accrues for the cost of health benefits in accordance with FAS No. 106 but funds the benefit costs on a pay-as-you-go (cash) basis.

A summary of the net periodic post-retirement benefit costs for the years ended December 31, 1998, 1997, and 1996 is as follows:


                                                    1998       1997        1996
                                                  ---------  ---------  ----------

     Service cost                                 $144,000   $157,000    $176,000
     Interest cost on accumulated
       Post-retirement benefit obligation           98,000    103,000     100,000
     Net amortized gain                            (64,000)   (53,000)    (38,000)
                                                  --------   --------    --------
     Net periodic post-retirement benefit cost    $178,000   $207,000    $238,000
                                                  ========   ========    ========

The reconciliation of the Company's accumulated post-retirement benefit obligation for 1998 and 1997 was as follows:

                                                                                               1998         1997
                                                                                            -----------  -----------
     Accumulated post-retirement benefit obligation, beginning of year                      $1,520,000   $1,349,000
       Service Cost                                                                            144,000      144,000
       Interest cost                                                                            98,000       98,000
       Benefits paid                                                                          (100,000)    (135,000)
       Actuarial (gain) loss                                                                    96,000       64,000
                                                                                            ----------   ----------
     Accumulated post-retirement benefit obligation, end of year                            $1,758,000   $1,520,000
                                                                                            ==========   ==========


The reconciliation of the Company's accrued post-retirement benefits of December 31, 1998 and 1997 was as follows:

                                                         1998         1997
                                                      ----------   ----------
       Unfunded status                                $1,758,000   $1,520,000
       Unrecognized net gain                           1,036,000    1,232,000
                                                      ----------   ----------
       Accrued post-retirement benefits               $2,794,000   $2,752,000
                                                      ==========   ==========


The assumed discount rate used to measure the accumulated post-retirement benefit obligation for 1998 and 1997 was 6.25% and 6.75%, respectively. The medical cost trend rate in 1999 was 7.0% trending down to an ultimate rate in 2023 of 3.5%. A one percentage point increase in the assumed health care cost trend rates for each future year would have increased the aggregate of the service and interest cost components of 1998 net periodic post-retirement benefit cost by $28,000 and would have increased the accumulated post-retirement benefit obligation as of December 31, 1998 by $144,000. A one percentage point decrease in the assumed health care cost trend rates for each future year would have decreased the aggregate of the service and interest cost components of 1998 net periodic post-retirement benefit cost by $25,000 and would have decreased the accumulated post-retirement benefit obligation as of December 31, 1998 by $128,000.

The Board of Directors of World Airways adopted an Employee Savings and Stock Ownership Plan (the "ESSOP") effective October 1, 1996. The ESSOP was intended to allow employees not covered by collective bargaining agreements, as well as employees of certain affiliated companies, to share in the growth and prosperity of the Company through stock ownership, to encourage participants to save on a tax-favored basis, and to provide participants an opportunity to accumulate capital for their future economic security. The ESSOP is an amendment and continuation of a similar plan previously maintained by WorldCorp. A loan guaranteed by the ESSOP and World Airways was paid off in 1998. The ESSOP was changed to a 401(k) plan in 1998 and the Company stock ownership feature of the former plan was eliminated. The ESSOP continues to hold the shares of WorldCorp and World Airways common stock that were allocated to the participants' accounts prior to termination of the stock purchase feature.

Under the ESSOP, employees may elect to invest salary deferral contributions in certain investment funds. The ESSOP provided employer-matching contributions in the World Airways Stock Fund at a rate determined by the Board of Directors, but at no less than 50% of the salary deferral contribution. The employer matching contribution rate in the other investment funds is 33 1/3% of the salary deferral contribution. The Company expensed approximately $0.2 million for its contributions to the ESSOP during 1998 and 1997.


In order to ensure the performance of certain key functions, in December 1998 the Company adopted a plan which provides for the payment of retention incentives to encourage certain members of management to remain in the employment of the Company through the year 2000. If all participants remain with the Company the obligation for retention payments is estimated to be approximately $2.1 million, which the Company is accruing on a current basis. The plan also provides for the payment of certain severance benefits in the event there is a change in control of the Company, as defined, and employment of a participant in the plan is terminated within 24 months of the occurrence of a change in control.

12.  EARNINGS PER SHARE


Earnings per common equivalent share for the years ended December 31, 1998, 1997 and 1996 are computed as follows (amounts in thousands except per share data):

                                                              For the Year Ended December 31, 1998
                                            ---------------------------------------------------------------------
                                                   Earnings                 Shares
                                                 (Numerator)            (Denominator)         Per-Share Amount
                                            ----------------------  ----------------------  ---------------------
Basic EPS
     Net Loss                                         $(11,032)              7,161                    $(1.54)
                                                                                                      ======
Effect of Dilutive Securities
     Options                                                --                  --
     8% convertible debentures                              --                  --
                                                      --------               -----
Diluted EPS
     Net Loss                                         $(11,032)              7,161                    $(1.54)
                                                      ========               =====                    ======

                                                            For the Year Ended December 31, 1997
                                               ------------------------------------------------------------------
                                                    Earnings               Shares
                                                  (Numerator)           (Denominator)          Per-Share Amount
                                               --------------------    -------------------   --------------------
Basic EPS
     Earnings from continuing operations              $11,967              10,302                      $1.16
                                                                                                       =====

Effect of Dilutive Securities
     Options                                               --                   7
     8% convertible debentures                          1,375               1,970
                                                        -----               -----

Diluted EPS
     Earnings available to common  stock
      holders plus assumed conversions                $13,342              12,279                      $1.09
                                                      =======              ======                      =====


                                                                  For the Year Ended December 31, 1996
                                            ------------------------------------------------------------------------------
                                                    Earnings                   Shares
                                                  (Numerator)               (Denominator)            Per-Share Amount
                                            ------------------------  -------------------------  -------------------------
Basic EPS
     Earnings from continuing operations            $18,353                    11,806                      $1.55
                                                                                                           =====
Effect of Dilutive Securities
     Options                                             --                        --
                                                    -------                    ------

Diluted EPS
     Earnings available to common stock
      holders plus assumed conversions              $18,353                    11,806                      $1.55
                                                    =======                    ======                      =====


13.  FEDERAL AND STATE INCOME TAXES

Income tax expense attributable to earnings from continuing operations consists of (in thousands):


                                  Years ended December 31,
                             ---------------------------------
                                1998       1997        1996
                             ----------  ---------  ----------

     U.S. Federal                 $  --      $ 203      $ 724
     State                          127         60        (45)
                                  -----      -----      -----
       Income tax expense         $ 127      $ 263      $ 679
                                  =====      =====      =====

There is no deferred tax expense or benefit for the years ended December 31, 1998, 1997, and 1996.

The provision for income taxes for 1998, 1997, and 1996 has been presented in the statements of operations as continuing operations and discontinued operations as follows (in thousands):

                                               Years ended December 31,
                                               -------------------------
                                                1998     1997     1996
                                               -------  -------  -------
     Tax provision (benefit) allocated to:
       Continuing operations                     $ 127    $ 263   $ 679
       Discontinued operations                      --       --    (645)
                                                 -----    -----   -----
     Total provision for income tax expense      $ 127    $ 263   $  34
                                                 =====    =====   =====


Income tax expense attributable to earnings (loss) from continuing operations differed from the statutory income tax rate as a result of the following (in thousands):


                                                                              Years ended December 31,
                                                                            -----------------------------
                                                                              1998       1997      1996
                                                                            ---------  --------  --------

     Expected Federal income tax expense (benefit) at the statutory rate     $(3,861)  $ 4,188   $ 6,471
     Generation (Utilization) of the net operating loff carryforward           2,828    (5,304)   (7,607)
     Alternative minimum and environmental taxes                                  --       203       724
     State income tax expense, net of Federal benefit                             83        39       (30)

     Other:
       Meals and entertainment                                                   850       911     1,057
       Other                                                                     227       226        64
                                                                             -------   -------   -------
     Income tax expense                                                      $   127   $   263   $   679
                                                                             =======   =======   =======

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, are as follows (in thousands):



                                                                         1998     1997
                                                                       --------  -------
Deferred tax assets:
    Net operating loss carryforwards                                    $29,581  $32,258
    Recognition of sales/leaseback gains                                  1,449    1,818
    Accrued maintenance in excess of reserves paid, primarily
       due to accrual for financial statement purposes                    9,201    7,744
    Accrued post-retirement benefit obligation, due to accrual
       for financial statement purposes                                     978      963
       Compensated absences, primarily due to accrual for
       financial statement purposes                                         887    1,135
    Accrued rent                                                          2,019    1,547
    Alternative minimum tax credit carryforward                           2,790    2,790
    Investment tax credit carryforward                                      187      667
    Other                                                                   215      171
                                                                        -------  -------
          Gross deferred tax assets                                      47,307   49,093
          Less:  valuation allowance                                     35,362   38,256
                                                                        -------  -------
          Net deferred tax assets                                        11,945   10,837
                                                                        -------  -------
    Deferred tax liabilities:
       Property and equipment                                            11,945   10,797
       Other                                                                 --       40
                                                                        -------  -------
       Gross deferred tax liabilities                                    11,945   10,837
                                                                        -------  -------
    Net deferred income taxes                                           $    --  $    --
                                                                        =======  =======

The net changes in the total valuation allowance for the years ended December 31, 1998 and 1997 were due to the determination that the utilization of not operating loss ("NOL") carryforwards, tax credit carryforwards and the realization of other deferred tax assets was not considered to be more likely than not.

The availability of NOL carryforwards to reduce the Company's future federal income tax liability is subject to limitations under section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). Generally, these limitations restrict the availability of NOL and investment tax credit carryforwards upon certain changes in stock ownership by five percent shareholders which, in aggregate, exceed 50 percentage points in value in a three-year period ("Ownership Change").

In August 1991, 5.7 million shares of WorldCorp common stock were sold by a group of existing shareholders. This transaction constituted an Ownership Change as defined under Section 382 of the Internal Revenue Code of 1986, as amended. That Ownership Change now subjects the Company to an annual limitation in the use of NOL, alternative minimum tax credit, and investment tax credit carryforwards which were available on the date on which the Ownership Change occurred. As of December 31, 1998, the Company had NOL carryforwards for federal income tax purposes of $84.5 million. Of this amount, $15.0 million is subject to a $6.9 million annual limitation resulting from the 1991 Ownership Change. The Company's NOL's expire as follows (in millions):


      1999    15.8
      2000    10.2
      2004     4.0
      2007    20.4
      2008     5.9
      2009    17.9
      2011     2.8
      2018     7.5
     -----   -----
             $84.5
             =====


Use of the Company's NOL carryforwards in future years could be further limited if another Ownership Change were to occur. While the Company believes that as of December 31, 1998, no Ownership Change has occurred since the 1991 Ownership Change, the application of the Code in this area is subject to interpretation by the Internal Revenue Service. The NOLs are subject to examination by the IRS and, thus, are subject to adjustment or disallowance resulting from any such IRS examination. In addition, conversion of the Debentures or future transactions in the Company's common stock or the common stock of the Company's stockholders, including conversions of a portion of outstanding WorldCorp debentures into common stock or other changes that may result from the WorldCorp bankruptcy may cause an Ownership Change, which could result in a substantial reduction in the annual limitation in the use of the NOLs and the loss of a substantial portion of the NOLs available to the Company.


14.  MAJOR CUSTOMERS


The Company operates in one business segment, the air transportation industry. Information concerning customers for years in which their revenues comprised 10% or more of the Company's operating revenues is presented in the following table (in thousands):

                                                                Years ended December 31,
                                                              ----------------------------
                                                                1998      1997      1996
                                                              --------  --------  --------
     U.S. Department of Defense (including U.S. Air Force)    $110,912   $78,896  $ 79,029
     Malaysian Airlines                                         50,319    64,995   105,410
     P.T. Garuda Indonesia                                      31,790    30,627    39,849
     Philippine Airlines                                         7,264    95,427    46,516

World Airways has provided wet lease services to Malaysian Airlines since 1981 for Malaysian Airlines' scheduled passenger and cargo operations as well as transporting passengers for the annual Hadj pilgrimage. See Note 5 for further information regarding the Company's relationship with Malaysian Airlines.


U.S. Air Force.  The Company has provided air transportation services,
--------------
principally on an international basis, to the U.S. Air Force since 1956. In exchange for requiring pledges of aircraft to the Civil Reserve Aircraft Fleet ("CRAF") for use in times of national emergency, the U.S. Air Force grants awards to CRAF participants for peacetime transportation of personnel and cargo. The overall downsizing of the U.S. military places a premium on the mobility of the U.S. armed forces. This is reflected in the stable size over the past several years of the USAF's procurement of commercial airlift services. It is uncertain, however, what impact, if any, the instability of other countries will have upon the Company's future flight operations for the U.S. Air Force.

The USAF awards points to air carriers acting alone or through teaming arrangements in proportion to the number and type of aircraft such carriers make available to CRAF. The Company utilizes such teaming arrangements to maximize the value of potential awards. The Company leads a contractor teaming arrangement that enjoys a large market share of the USAF's overall commercial airlift requirement. During a period in which the U.S. military downsized substantially, the Company's portion of the fixed USAF award increased from $15.6 million for the government's 1992-93 fiscal year, to $86 million for the government's 1998-99 fiscal year. The current annual contract commenced on October 1, 1998 and expires on September 30, 1999. The Company's fiscal year 1999-2000 teaming agreement negotiations have concluded and the results submitted to the military. As a result of the new teaming agreement, it is expected that the World Airways team will obtain a substantially reduced share of the USAF's fixed commercial airlift requirement compared to fiscal year 1998-99. However, the Company believes it will be in a position to obtain an increased share of expansion flying which is customarily awarded by the USAF over and above the fixed contract flying. Further, the Company cannot determine how future military spending budgets, airlift requirements, and national security considerations for a continued strong and balanced Civil Reserve Air Fleet will combine to affect future business with the U.S. Air Force.

Garuda.  The Company has flown for Garuda periodically since 1973 and yearly
------
since 1988. In 1997, approximately 40,000 of the 200,000 Indonesians who traveled to Jeddah for the Hadj pilgrimage flew on the Company's aircraft and the Company agreed with Garuda to operate six aircraft during the 1998 pilgrimage. The Company will not be operating any aircraft for Garuda for the 1999 Hadj.

The Company had agreements with Philippine Airlines to operate four passenger aircraft until November 1997. As a result of the economic distress experienced in the Philippines, the agreements for two of the aircraft were terminated in August 1997, and the Company received monthly termination payments totaling $3.0 million through the original end of the agreements in November 1997. The contracts on the remaining two aircraft were extended until February 1998 when the contract expired.


Although the Company's customers bear the financial risk of filling the aircraft with passengers or cargo, the Company can be affected adversely if its customers are unable to operate the Company's aircraft profitably, or if one or more of the Company's customers experience a material adverse change in their market demand, financial condition or results of operations. Under these circumstances, the Company can be adversely affected by receiving delayed or partial payments or by receiving customer demands for rate and utilization reductions, flight cancellations, and/or early termination of their agreements. See Note 2 for further discussion.

The Company derives a significant percentage of its revenues and block hours from its operations in the Pacific Rim region. Any further economic decline or any military or political disturbance in this area may interfere with the Company's ability to provide service in this area and could have a material adverse effect on the financial condition or results of operations of the Company. See Note 2 for further discussion. All contracts are denominated in U.S. dollars as are substantially all of the related expenses. The classification between domestic and export revenues is based on entity definitions prescribed in the economic regulations of the Department of Transportation. Information concerning the Company's export revenues from continuing operations is presented in the following table (in thousands):



                                   For the Years Ended December 31,
                                   --------------------------------
                                      1998        1997       1996
                                   ----------  ---------  ---------
     Operating Revenues:
       Domestic                      $142,948   $ 97,469   $ 91,516
       Export    -  Malaysia           50,319     64,995    105,410
                 -  Philippines         7,264     95,427     46,516
                 -  Indonesia          31,790     30,627     39,849
                 -  Belgium             3,597     15,407         --
                 -  United Kingdom     24,032         --         --
                 -  Other              11,199      5,487     26,296
                                     --------   --------   --------
     Total                           $271,149   $309,412   $309,587
                                     ========   ========   ========

15.  RELATED PARTY TRANSACTIONS

At December 31, 1998, an 80% owned subsidiary of WorldCorp owned approximately 50.8% of the outstanding common stock of World Airways. Transactions between World Airways and WorldCorp are described in Note 4.

At December 31, 1998, MHS owned approximately 17.4% of the outstanding common stock of World Airways and approximately 28% of the outstanding common stock of Malaysian Airlines. See Notes 5 and 14 for further information about the Company's transactions with MHS and Malasian Airlines.

In 1997, the Company paid T. Coleman Andrews, the then Chairman of WorldCorp and World Airways, $175,000 in salary for his services as Chairman of the Board of Directors of World Airways.

16.  COMMITMENTS AND CONTINGENCIES

The Company's cockpit crewmembers, who are represented by the International Brotherhood of Teamsters (the "Teamsters"), are subject to a four-year collective bargaining agreement that became amendable in July 1998. Approximately 34% of the Company's employees are covered under this collective bargaining agreement. The Company began negotiations in the third quarter of 1998 and cannot predict the outcome of the negotiations or their possible impact on the Company's financial condition and results of operations.

The Company's flight attendants, approximately 35% of the Company's employees, who are also represented by the Teamsters, are subject to a four-year collective bargaining agreement that will expire June 30, 2000. The Company's flight attendants have argued that the "scope clause" of the collective bargaining agreement had been violated by the Company and challenged the use of foreign flight attendant crews on the Company's flights for Malaysian Airlines and Garuda Indonesia which has historically been the Company's operating procedure. In certain instances the Company is contractually obligated to permit its customers to deploy their own flight attendants. While the arbitrator in this matter denied in 1997 the Union's request for back pay to affected flight attendants for flying relating to the 1994 Hadj, the arbitrator concluded that the Company's contract with its flight attendants requires the Company to first actively seek profitable business opportunities that require using the Company's flight attendants, before the Company may accept wet lease business opportunities that use the flight attendants of the Company's customers. Subsequently, in 1997, the flight attendants challenged and filed "scope clause" grievances with respect to four separate wet-lease contracts. The Company and the Teamsters are presently in discussions regarding these grievances. At this time, however, the Company can give no assurance that these discussions will be successful and the grievances will not be submitted to formal arbitration. An adverse decision on one or more of the grievances could have a material adverse impact on the Company's financial condition and results of operations.

In connection with the discontinuance of World Airways' scheduled service operations, World Airways is subject to claims by various third parties and may be subject to further claims in the future. One claim has been filed in Germany against the Company by a tour operator seeking approximately $3.5 million in compensation related to the cancellation of a summer program in 1996. The Company believes it has substantial defenses to this action, although no assurance can be given of the eventual outcome of this litigation.

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial condition.

In 1993 the Company returned certain DC10-30 aircraft to the lessor.   As a
result of this early lease termination, the Company is responsible, until 2004 for one aircraft and 2005 for the second aircraft, for one-third of any deficit in rent incurred in future leases of the aircraft, up to $100,000 monthly per plane, with an overall combined cap of $1,850,000. The Company incurred $984,000 for rent shortfalls through December 1996. The Company's remaining contingent liability related to this matter approximates $866,000.


17.    UNAUDITED QUARTERLY RESULTS

The results of the Company's quarterly operations (unaudited) for 1998 and 1997 are as follows (in thousands except share data):

                                                                             Quarter Ended
                                                                ------------------------------------------

                                                        March 31      June 30         September 30       December 31
                     1998                               --------     ---------          ---------        ----------
Operating revenues                                       $69,222       $71,629            $67,456            $62,842

Operating income (loss)                                   (1,592)       (1,185)               832             (1,223)

Net loss                                                  (2,987)       (3,163)            (1,497)            (3,385)

Basic loss per common share                                (0.40)        (0.44)             (0.21)             (0.49)

Diluted loss per common equivalent share                   (0.40)        (0.44)             (0.21)             (0.49)



                     1997

Operating revenues                                       $78,748       $81,928            $79,924            $68,812
Operating income (loss)                                    6,336         6,498              4,523               (500)
Earnings (loss) from continuing operations                 5,020         5,646              3,726             (2,425)
Discontinued operations                                       --            --                 --               (515)
Net earnings (loss)                                        5,020         5,646              3,726             (2,940)

Basic earnings (loss) per common share:
     Continuing operations                                  0.45          0.50               0.35              (0.30)
     Discontinued operations                                  --            --                 --              (0.07)
                                                         -------       -------            -------            -------
     Net earnings (loss)                                    0.45          0.50               0.35              (0.37)
                                                         =======       =======            =======            =======
Diluted earnings (loss) per common equivalent
 share:
     Continuing operations                                  0.45          0.50               0.25              (0.30)
     Discontinued operations                                  --            --                 --              (0.07)
                                                         -------       -------            -------            -------
     Net earnings (loss)                                    0.45          0.50               0.25              (0.37)
                                                         =======       =======            =======            =======


                                 INDEPENDENT AUDITORS' REPORT




The Board of Directors and Stockholders
World Airways, Inc.:


We have audited the accompanying balance sheets of World Airways, Inc. ("World Airways") as of December 31, 1998 and 1997, and the related statements of operations, changes in stockholders' deficiency and cash flows for each of the years in the three-year period ended December 31, 1998. In connection with our audits of the financial statements, we also have audited the related financial statement schedule as listed in Item 14(a)(2) herein. These financial statements and financial statement schedule are the responsibility of World Airways' management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of World Airways as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                            KPMG LLP



Washington, D.C.
March 30, 1999

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

Not applicable.


                                 PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

Directors

The Company incorporates herein by reference the information concerning directors contained in its Notice of Annual Stockholder's Meeting and Proxy Statement to be filed within 120 days after the end of the Company's fiscal year (the "1999 Proxy Statement").

Executive Officers

The following table sets forth the names and ages of all executive officers of the Company and all positions and offices within the Company presently held by such executive officers:



   Name                  Age       Position Held
   ----                  ---       -------------

Russell L. Ray            63       Chairman of the Board, President and Chief
                                   Executive Officer

Gilberto M. Duarte, Jr.   54       Chief Financial Officer

Ahmad M. Khatib           50       Executive Vice President -
                                   Strategic Relations and Account Management

Vance Fort                55       Executive Vice President, Secretary and
                                   General Counsel

William R. Lange          53       Executive Vice President - Long-range
                                   Planning

Serge F. Feller           36       Executive Vice President - Sales and
                                   Marketing


Russell L. Ray, Jr. has served as a Director of the Company since July 1993.
Mr. Ray was appointed President and CEO of World Airways on April 4, 1997 and Chairman of the Board on June 17, 1998. Prior to that appointment, Mr. Ray was senior advisor to Winston Partners, a private investment firm. From 1992 to 1993, Mr. Ray served as Executive Vice President of British Aerospace, Inc.
from 1991 to 1992, Mr. Ray served as President and CEO of Pan American World Airways. From 1988 to 1991, he served as Vice President and General Manager of Commercial Marketing of McDonnell Douglas Corporation, from 1985 to 1988, he served as President of Pacific Southwest Airlines, and from 1971 to 1985, he served as Senior Vice President at Eastern Airlines. Mr. Ray has also served on the boards of directors of a number of public and private companies.


Gilberto M. Duarte, Jr.. serves as Chief Financial Officer. He joined the company in August 1998 as Vice President and Controller and was named Chief Financial Officer, effective December 1998. Gil's career spans 30 years in the airline industry having held positions with Eastern Airlines as Division Controller and Vice President of Airport Operations. From 1992 - 1995 he served as Executive Vice President of Universal Aviation Services. From 1995 - 1997 he served as Executive Vice President of BWIA International, based in Trinidad & Tobago. Prior to joining World Airways, Gil served as President for Inktel Marketing from 1997 - 1998.


Vance Fort currently serves as Executive Vice President, Secretary and General Counsel, and manages the Human Resources department of the Company. He joined the Company as Senior Vice President, Government and International Affairs, in September 1989. He served as Vice President, International and Government Affairs for the Flying Tiger Line, an air cargo service provider, from September 1987 to September 1989. From 1978 to 1987 he served in various positions at the U.S. Department of Transportation, including service as Deputy Assistant Secretary for Policy and International Affairs.

Ahmad M. Khatib has served as Executive Vice President of the Company since February 1994. Mr. Khatib has served as Chief Operating Officer and Senior Vice President, in different capacities, since June 1988. He joined the Company in May 1972 as a passenger service agent. During his more than 26 years with the Company, he has held numerous management positions in the areas of sales, planning and services as well as in aircraft leasing and related agreements, becoming Vice President of Marketing and Customer Services in 1987.

William R. Lange has served as Executive Vice President - Long-range Planning
since  December 1998.   Mr. Lange joined the Company as Executive Vice President
Operations in June 1998. Prior to this, Mr. Lange was the founder and principal of Aero Initiatives, an aviation consulting firm. Mr. Lange was Executive Vice President and Chief Operating Officer of Jetstream Aircraft, Inc. from 1993 until founding Aero Initiatives in 1996, and was Vice President - Jetstream Programs for British Aerospace Holdings, Inc. from 1992. Prior to that,
Mr. Lange was President and Chief Operating Officer of Pan Am Express, Inc. from 1989 until 1993 and served in various positions of Pan American World Airways, Inc. from 1973 until 1989.

Serge F. Feller serves as Executive Vice President - Sales & Marketing. Prior to joining the Company in October 1998 he served as Managing Director of J.W. Korth & Company, an investment banking firm and Managing Director of Swisscorp's Currency Fund. He has also served as Senior Vice President and Director of Exro International. He is a commercial pilot and has held positions as a pilot for Continental Airlines and American Eagle.

Beneficial Ownership Reporting

The Company incorporates herein by reference the information required by Item 405 of Regulation S-K contained in its 1999 Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

The Company incorporates herein by reference the information concerning executive compensation contained in the 1999 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

The Company incorporates herein by reference the information concerning security ownership of certain beneficial owners and management contained in the 1999 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

The Company incorporates herein by reference the information concerning certain relationships and related transactions contained in the 1999 Proxy Statement.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------


(a)  The following documents are filed as part of this report:

(1)  Financial Statements

The following financial statements of World Airways, Inc. are filed herewith:

Balance Sheets, December 31, 1998 and 1997

Statements of Operations, Years Ended December 31, 1998, 1997 and 1996

Statements of Changes in Stockholders' Deficiency, Years Ended December 31, 1998, 1997 and 1996

Statements of Cash Flows, Years Ended December 31, 1998, 1997 and 1996

Notes to Financial Statements

Independent Auditors' Report

(2)  Financial Statement Schedule

Schedule
 Number
--------

II.   Valuation and Qualifying Accounts


NOTE: All other schedules are omitted because the requisite information is either presented in the financial statements or notes thereto or is not present in amounts sufficient to require submission of the schedules.


(3)  Index to Exhibits


  No.                                     Description                                     Page
-------                                   -----------                                    -----
   3.1    Amended and Restated Certificate of Incorporation (Exhibit 3.1 to the
          Company's Registration Statement on Form S-1, Commission file no.
          33-95488, filed August 8, 1995)

   3.2    Amended and Restated Bylaws (Exhibit 3.2 to the Company's Registration            *
          Statement on Form S-1, Commission file no. 33-95488, filed August 8, 1995)


   4.1    Article IV of the Amended and Restated Certificate of Incorporation and           *
          Section 6 of the Amended and Restated Bylaws (Exhibits 3.1 and 3.2 to the
          Company's Registration Statement on Form S-1, Commission file no.
          33-95488, filed August 8, 1995)


   4.2    Stock Purchase Agreement among Malaysian Helicopter Services Berhad,              *
          WorldCorp, Inc., and the Company (Exhibit 10.1 to the Current Report on
          Form 8-K of WorldCorp, Inc., Commission file no. 1-9591, filed March 14, 1994)


   4.3    Stock Registration Rights Agreement between Malaysian Helicopter Services         *
          Berhad and the Company (Exhibit 10.2 to the Current Report on Form 8-K of
          WorldCorp, Inc., Commission file no. 1-9591, filed March 14, 1994)

___________________
Incorporated by reference pursuant to Rule 12b-32.

   4.4    Shareholders Agreement among Malaysian Helicopter Services Berhad,                *
          WorldCorp, Inc., and the Company, as amended (Exhibits 10.3 and 10.4 to the Current Report on Form 8-K of WorldCorp, Inc., Commission file no.
          1-9591, filed March 14, 1994)

   4.5    Indenture between the Company and First Union National Bank, as Trustee           *
          (Exhibit 4.1 to the Company's Registration Statement on Form S-3,
          Commission file no. 333-39673, filed November 6, 1997)

   4.6    Form of 8% Convertible Subordinated Debenture due 2003, included in the           *
          Indenture (Exhibit 4.1 to the Company's Registration Statement on Form
          S-3, Commission file no. 333-39673, filed November 6, 1997)

   4.7    Registration Rights Agreement among the Company and the Initial Purchasers        *
          of the Debentures (Exhibit 4.3 to the Company's Registration Statement on
          Form S-3, Commission file no. 333-39673, filed November 6, 1997)

   4.8    Purchase Agreement among the Company and the Initial Purchasers of the            *
          Debentures (Exhibit 4.4 to the Company's Registration Statement on Form
          S-3, Commission file no. 333-39673, filed November 6, 1997)

  10.1    Freighter Services Agreement dated October 6, 1994 between the Company and        *
          Malaysian Airline System Berhad (Exhibit 10.102 to the Annual Report on
          Form 10-K of WorldCorp, Inc., Commission file no. 1-5351, filed March 31,
          1995)

  10.2    Amendment No. 1 dated December 31, 1994 to Passenger Aircraft Services and        *
          Freighter Services Agreements between the Company and Malaysian Airline
          System Berhad (Exhibit 10.107 to the Annual Report on Form 10-K of
          WorldCorp, Inc., Commission file no. 1-5351, filed March 31, 1995)

  10.3    Amendment No. 2 dated February 9, 1995 to Passenger Aircraft Services and         *
          Freighter Services Agreements between the Company and Malaysian Airline
          System Berhad (Exhibit 10.36 to the Company's Registration Statement on
          Form S-1, Commission file no. 33-95488, filed August 8, 1995)

  10.4    Amendment No. 3 dated May 1995 to Freighter Services Agreement between the        *
          Company and Malaysian Airline System Berhad (Exhibit 10.37 to the
          Company's Registration Statement on Form S-1, Commission file no.
          33-95488, filed August 8, 1995)

  10.5 Amendment No. 4 dated July 10, 1995 to Freighter Services Agreement between the Company and Malaysian Airline System Berhad

  10.6 Amendment No. 5 dated July 24, 1995 to Freighter Services Agreement between the Company and Malaysian Airline System Berhad

  10.7 Amendment No. 6 dated September 20, 1995 to Freighter Services Agreement between the Company and Malaysian Airline System Berhad

  10.8    Amendment No. 7 dated August 1997 to Freighter Services Agreement between the Company and Malaysian Airline System Berhad

  10.9    Accounts Receivable Management and Security Agreement dated                        *
          as of December 7, 1993 between the Company and BNY Financial
          Corporation (Exhibit 10.46 to the Annual Report on Form 10-K of
          WorldCorp, Inc., Commission file no. 1-9591, filed March 31, 1994)

 10.10    Amendment (No. 1) dated March 15, 1995 to Restated and Amended Accounts            *
          Receivable Management and Security Agreement between the Company and BNY
          Financial Corporation (Exhibit 10.24 to the Company's Registration Statement
          on Form S-1, Commission file no. 33-95488, filed August 8, 1995)


 10.11    Amendment (No. 2) dated August 1995 to Restated and Amended Accounts              *
          Receivable Management and Security Agreement between the Company and BNY
          Financial Corporation (Exhibit 10.25 to the Company's Registration Statement
          on Form S-1, Commission file no. 33-95488, filed August 8, 1995)

 10.12    Employment Agreement dated December 2, 1997 between Russell L. Ray, Jr.           *
          and the Company (Exhibit 10.35 to the Company's Quarterly Report on
          Form 10-Q, Commission file no. 0-26582, filed May 15, 1998)

 10.13 Amendment No.1 dated as of September 16, 1998 to Employment Agreement between Russell L. Ray, Jr. and the Company

  11.1    Calculation of Earnings (Loss) Per Common Share


  23.1    Consent of Independent Auditors


  27.1    Financial Data Schedule for the Year Ended December 31, 1998


(b) Reports on Form 8-K

    None



  Status of Prior Documents


World Airways' Annual Report on Form 10-K for the year ended December 31, 1998, at the time of filing with the Securities and Exchange Commission, shall modify and supersede all prior documents filed pursuant to Sections 13, 14, and 15(d) of the Securities Exchange Act of 1934 for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933, as amended, which incorporates by reference such Annual Report on Form 10-K.



 *     *     *     *     *     *     *     *     *     *     *     *     *

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  WORLD AIRWAYS,  INC.



                                  By   /s/ Gilberto M. Duarte, Jr.
                                      ---------------------------

                                      Gilberto M. Duarte, Jr.

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



Signature                                 Title                                 Date
---------                                 -----                                 ----

/s/ Russell L. Ray, Jr.              Chairman, Chief Executive Officer          March 31, 1999
--------------------------           and President
Russell L. Ray, Jr.


/s/ Gilberto M. Duarte, Jr.          Chief Financial Officer                    March 31, 1999
---------------------------
Gilberto M. Duarte, Jr.


/s/ Daniel J. Altobello              Director                                   March 31, 1999
---------------------------
Daniel J. Altobello

/s/ A. Scott Andrews                  Director                                  March 31, 1999
---------------------------
A. Scott Andrews


/s/ John C. Backus                   Director                                   March 31, 1999
---------------------------
John C. Backus


/s/ Mark M. Feldman                  Director                                   March 31, 1999
---------------------------
Mark M. Feldman


/s/ Ronald R. Fogleman               Director                                   March 31, 1999
---------------------------
Ronald R. Fogleman


/s/ Wan Malek Ibrahim                Director                                   March 31, 1999
---------------------------
Wan Malek Ibrahim

/s/ Rodger R. Krouse                 Director                                   March 31, 1999
---------------------------
Rodger R. Krouse

/s/ Wilbur L. Ross, Jr.              Director                                   March 31, 1999
---------------------------
Wilbur L. Ross, Jr.


/s/ Peter M. Sontag                  Director                                   March 31, 1999
---------------------------
Peter M. Sontag


/s/ Lim Kheng Yew                    Director                                   March 31, 1999
---------------------------
Lim Kheng Yew


                                                                     SCHEDULE II



                              WORLD AIRWAYS, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
      For the years ended December 31, 1998, 1997 and 1996 (in thousands)






                                                           Balance at       Charged to    Deductions        Balance
                                                           beginning        costs and     charged to       at end of
                                                           of period        expenses       reserves         period
                                                           ----------       --------       --------        --------
Allowance for Doubtful Accounts - trade
accounts receivable and due from affiliate
------------------------------------------
Year ended December 31, 1998                                   $973           $1,129         $542            $1,560
                                                               ====           ======         ====            ======

Year ended December 31, 1997                                   $413           $  565         $  5            $  973
                                                               ====           ======         ====            ======

Year ended December 31, 1996                                   $258           $  300         $145            $  413
                                                               ====           ======         ====            ======


Valuation Allowance for Deferred Tax Assets
-------------------------------------------

Year ended December 31, 1998                                $38,256          $    --       $2,894           $35,362
                                                            =======          =======       ======           =======

Year ended December 31, 1997                                $43,258          $    --       $5,002           $38,256
                                                            =======          =======       ======           =======

Year ended December 31, 1996                                $39,453          $ 3,805       $   --           $43,258
                                                            =======          =======       ======           =======


                                                                    EXHIBIT 11.1



                              WORLD AIRWAYS, INC.
                CALCULATION OF EARNINGS (LOSS) PER COMMON SHARE

                                                   For the Year Ended December 31, 1998
                                    ---------------------------------------------------------------------
                                           Earnings                 Shares
                                         (Numerator)            (Denominator)         Per-Share Amount
                                    ----------------------  ----------------------  ---------------------
Basic EPS
     Net Loss                                  $(11,032)                7,161                 $(1.54)
                                                                                              =======
Effect of Dilutive Securities
     Options                                         --                   --
     8% convertible debentures                       --                   --
                                               --------               ------

Diluted EPS
     Net loss                                  $(11,032)               7,161                  $(1.54)
                                               ========                =====                  =======


                                                      For the Year Ended December 31, 1998
                                          ------------------------------------------------------------------
                                              Earnings                 Shares
                                            (Numerator)            (Denominator)         Per-Share Amount
                                          -------------------  ----------------------  ---------------------
Basic EPS
     Earnings from continuing operations            $11,967            10,302                      $1.16
                                                                                                   =====

Effect of Dilutive Securities
     Options                                             --                 7
     8% convertible debentures                        1,375             1,970
                                                      -----             -----
Diluted EPS
     Earnings available to common  stock
      holders plus assumed conversions              $13,342            12,279                      $1.09
                                                    =======            ======                      =====




                                                      For the Year Ended December 31, 1998
                                          ------------------------------------------------------------------
                                              Earnings                 Shares
                                            (Numerator)            (Denominator)         Per-Share Amount
                                          -------------------  ----------------------  ---------------------
Basic EPS
     Earnings from continuing operations           $18,353                   11,806              $1.55
                                                                                                 =====
Effect of Dilutive Securities
     Options                                            --                       --
                                                   -------                  -------

Diluted EPS
     Earnings available to common stock
      holders plus assumed conversions             $18,353                   11,806              $1.55
                                                   =======                   ======              =====


