Form 10-Q
period 1999-03-31
WORLD AIRWAYS INC /DE/
filed 1999-05-10
CIK 949240

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            -------------------------




                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




      For the Quarter Ended: MARCH 31, 1999 Commission File Number 0-26582



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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of the registrant's Common Stock outstanding on April 30, 1999 was 7,137,141.

                               WORLD AIRWAYS, INC.

                  MARCH 31, 1999, QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Condensed Balance Sheets, March 31, 1999 and December 31, 1998

              Condensed Statements of Operations,
              Three Months Ended March 31, 1999 and 1998

              Condensed Statement of Changes in Stockholders' Deficiency, Three months ended March 31, 1999

              Condensed Statements of Cash Flows,
              Three months ended March 31, 1999 and 1998

              Notes to Condensed Financial Statements

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk


PART II - OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K

ITEM 1.  FINANCIAL STATEMENTS

                               WORLD AIRWAYS, INC.
                            CONDENSED BALANCE SHEETS
                                     ASSETS
                                 (IN THOUSANDS)



                                                      (unaudited)
                                                       March 31,   December 31,
                                                          1999          1998
                                                       ---------     ----------
CURRENT ASSETS
     Cash and cash equivalents, including restricted
         cash of $34 at March 31, 1999
         and $22 at December 31, 1998                  $  15,196      $  16,893

     Trade accounts receivable, less allowance for
         doubtful accounts of $398 at March 31, 1999
         and December 31, 1998                             5,226          3,285

     Other receivables                                     3,019          2,640

     Due from affiliate, less allowance for
         doubtful accounts of $1,162 at March 31, 1999
         and December 31, 1998                             3,204          1,951

     Prepaid expenses and other current assets             3,621          3,580

     Assets held for sale                                    500            500
                                                        --------       --------

         Total current assets                             30,766         28,849
                                                        --------       --------

ASSETS HELD FOR SALE                                       1,015          1,109

EQUIPMENT AND PROPERTY
     Flight and other equipment                           90,148         89,878
     Equipment under capital leases                       12,266         12,266
                                                        --------       --------
                                                         102,414        102,144
     Less: accumulated depreciation and amortization      35,335         33,433
                                                        --------       --------

         Net equipment and property                       67,079         68,711
                                                        --------       --------

LONG-TERM OPERATING DEPOSITS                              15,869         15,855

OTHER ASSETS AND DEFERRED
     CHARGES, NET                                          1,754          1,913
                                                        --------       --------

TOTAL ASSETS                                           $ 116,483      $ 116,437
                                                         =======        =======

                                                                     (Continued)

                               WORLD AIRWAYS, INC.
                            CONDENSED BALANCE SHEETS
                                   (CONTINUED)
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                        (IN THOUSANDS EXCEPT SHARE DATA)


                                                     (unaudited)
                                                      March 31,     December 31,
                                                        1999             1998
                                                      ---------       ----------
CURRENT LIABILITIES
     Notes payable                                    $   6,156        $   5,213
     Current maturities of long-term obligations          7,079            7,710
     Accounts payable                                    15,350           16,494
     Unearned revenue                                     3,735            2,329
     Accrued maintenance in excess of reserves paid      11,435            8,928
     Accrued salaries and wages                           8,308            6,972
     Accrued taxes                                        2,359            2,205
     Other accrued liabilities                              472            1,480
                                                        -------          -------
         Total current liabilities                       54,894           51,331
                                                        -------          -------

LONG-TERM OBLIGATIONS, NET                               63,823           67,569

OTHER LIABILITIES
     Deferred gain from sale-leaseback transactions,
         net of accumulated amortization of $21,476
         at March 31, 1999 and $21,212 at December
         31, 1998                                         3,875            4,140
     Accrued maintenance in excess of reserves paid      10,498            8,460
     Accrued post-retirement benefits                     2,907            2,794
     Other liabilities                                    6,819            5,770
                                                        -------          -------
         Total other liabilities                         24,099           21,164
                                                        -------          -------

TOTAL LIABILITIES                                       142,816          140,064
                                                        -------          -------

STOCKHOLDERS' DEFICIENCY
     Preferred stock, $.001 par value (5,000,000 shares
      authorized; no shares issued or outstanding at
     March 31, 1999 and December 31, 1998)                   --               --
     Common stock, $.001 par value (40,000,000 shares
          authorized;  12,000,064 shares issued and
          7,000,064 outstanding at March 31, 1999 and
          December 31, 1998)                                 12               12
     Additional paid-in capital                          42,522           42,522
     Contributed capital                                  3,000            3,000
     Accumulated deficit                               (31,104)         (28,434)
     Note receivable from WorldCorp, Inc.               (1,382)          (1,346)
     Treasury stock, at cost (5,000,000 shares at
         March 31, 1999 and December 31, 1998)         (39,381)         (39,381)
                                                       --------         --------
         Total  stockholders' deficiency               (26,333)         (23,627)
                                                       --------         --------

COMMITMENTS AND CONTINGENCIES

TOTAL LIABILITIES AND STOCKHOLDERS'
     DEFICIENCY                                       $ 116,483        $ 116,437
                                                       ========         ========

            See accompanying Notes to Condensed Financial Statements

                               WORLD AIRWAYS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                         1999             1998
                                                       --------         --------
OPERATING REVENUES
     Flight operations                                $  64,942        $  68,899
     Other                                                  384              323
                                                        -------          -------
         Total operating revenues                        65,326           69,222
                                                        -------          -------

OPERATING EXPENSES
     Flight operations                                   19,334           16,715
     Maintenance                                         12,697           15,572
     Aircraft rent and insurance                         20,086           21,268
     Fuel                                                 5,218            5,440
     Flight operations subcontracted
         to other carriers                                  619              426
     Commissions                                          1,877            2,650
     Depreciation and amortization                        2,011            2,335
     Sales, general and administrative                    5,673            6,408
                                                        -------          -------
         Total operating expenses                        67,515           70,814
                                                        -------          -------

OPERATING LOSS                                          (2,189)          (1,592)
                                                        -------          -------

OTHER INCOME (EXPENSE)
     Interest expense                                   (1,697)          (1,827)
     Interest income                                        217              382
     Other, net                                             963               50
                                                        -------          -------
         Total other expense                              (517)          (1,395)
                                                        -------          -------

NET  LOSS                                             $ (2,706)      $   (2,987)
                                                        =======          =======

NET LOSS PER SHARE
         Basic                                       $   (0.39)      $    (0.40)
                                                        =======          =======
         Diluted                                     $   (0.39)      $    (0.40)
                                                        =======          =======

WEIGHTED AVERAGE SHARES
     OUTSTANDING
         Basic                                            7,000            7,419
                                                        =======          =======
         Diluted                                          7,000            7,419
                                                        =======          =======

            See accompanying Notes to Condensed Financial Statements

                               WORLD AIRWAYS, INC.
                         CONDENSED STATEMENTS OF CHANGES
                           IN STOCKHOLDERS' DEFICIENCY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                                          Note
                                                 Additional                            Receivable   Treasury      Total
                                       Common     Paid-in   Contributed   Accumulated     from       Stock,    Stockholders'
                                       Stock      Capital     Capital       Deficit     WorldCorp   at Cost     Deficiency
                                      -------     -------     -------      ---------    ---------   ---------   -----------
BALANCE AT
     DECEMBER 31, 1998                $    12    $ 42,522     $ 3,000     $ (28,434)    $ (1,346)   $(39,381)    $ (23,627)

Note Receivable from
     WorldCorp                             --          --          --            36          (36)          --            --

Net Loss                                   --          --          --        (2,706)           --          --       (2,706)
                                       ------     -------      ------       --------      -------     -------      --------

BALANCE AT
     MARCH 31, 1999                   $    12    $ 42,522     $ 3,000     $ (31,104)    $ (1,382)   $(39,381)    $ (26,333)
                                       ======     =======      ======       ========      =======    ========      ========


            See accompanying Notes to Condensed Financial Statements

                               WORLD AIRWAYS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                         1999           1998
                                                      ----------      ----------

CASH AND CASH EQUIVALENTS AT BEGINNING
    OF PERIOD                                         $  16,893       $   25,887

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                (2,706)          (2,987)
Adjustments to reconcile net loss to cash
    provided (used) by operating activities:
    Depreciation and amortization                         2,011            2,335
    Deferred gain recognition                             (265)            (264)
    Provision for losses on accounts receivable              --              122
    Other                                                    78              455
    Changes in certain assets and liabilities
       et of effects of non-cash transactions:
       (Increase) decrease in accounts receivable       (3,573)            1,639
       (Increase) in restricted short-term
           investments                                       --            (145)
       (Increase) decrease in deposits, prepaid
           expenses and other assets                       (55)              365
       Increase (decrease) in accounts payable,
           accrued expenses and other liabilities         5,045          (4,358)
       Increase in unearned revenue                       1,406              205
                                                        -------         --------
    Net cash provided (used) by operating activities      1,941          (2,633)
                                                        -------         --------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to equipment and property                       (296)            (382)
Proceeds from disposal of equipment and property            110               99
                                                       --------         --------
    Net cash used by investing activities                 (186)            (283)
                                                       --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in line of credit borrowing arrangement, net       943               --
Repayment of debt                                       (4,395)          (4,552)
Purchase of World Airways common stock, at cost              --          (5,910)
Debt issuance costs                                          --             (68)
Loan to WorldCorp, Inc.                                      --          (1,750)
                                                       --------         --------
    Net cash used by financing activities               (3,452)         (12,280)
                                                       --------         --------

NET DECREASE IN CASH AND CASH EQUIVALENTS               (1,697)         (15,196)
                                                       --------         --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD            $  15,196       $   10,691
                                                       ========         ========

            See accompanying Notes to Condensed Financial Statements

                               WORLD AIRWAYS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. Management believes that all adjustments necessary for a fair statement of results have been included in the Condensed Financial Statements for the interim periods presented, which are unaudited. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      These interim period Condensed Financial Statements and accompanying footnotes should be read in conjuction with the Financial Statements contained in World Airways' Annual Report on Form 10-K for the year ended December 31, 1998.

2. Loss per share for the three months ended March 31, 1999 and 1998 are computed as follows (in thousands except per-share data):


                                      For the Three Months Ended March 31, 1999
                                      -----------------------------------------
                                         Loss          Shares         Per-Share
                                      (Numerator)    (Denominator)      Amount
                                      -----------    -----------      ---------
      Basic EPS
         Net loss                     $   (2,706)         7,000        $   0.39)
                                                                        =======
      Effect of Dilutive Securities
         Options                               --            --
         8% convertible debentures             --            --
                                         --------        ------
      Diluted EPS
         Net loss                     $   (2,706)         7,000        $  (0.39)
                                          =======        ======          =======


                                      For the Three Months Ended March 31, 1998
                                      -----------------------------------------
                                         Loss           Shares        Per-Share
                                      (Numerator)    (Denominator)      Amount
                                      -----------    -----------      ---------
      Basic EPS
         Net loss                     $   (2,987)        7,419        $   (0.40)
                                                                        =======
      Effect of Dilutive Securities
         Options                               --           --
         8% convertible debentures             --           --
                                          -------       ------
      Diluted EPS
         Net loss                     $   (2,987)        7,419         $  (0.40)
                                          =======       ======           =======


3.    Subsequent Events

Subsequent to March 31, 1999, $1,220,000 of the Company's 8% Convertible Senior Subordinated Debentures (the "Debentures") were converted into 137,077 shares of Common Stock. Consequently, as of April 30, 1999 WorldCorp, Inc. And Naluri Berhad beneficially owned 49.8% and 17.1%, respectively, of the Company's Common Stock, with the balance publicly traded.

In May 1999 the Company acquired $5.7 million of its Debentures at a 75% discount from the par value of the Debentures. Consequently, the company will recognize an extraordinary gain of approximately $4.2 million from the retirement of debt in the quarter ending June 30, 1999. The Company does not intend to acquire any additional Debentures at this time.


The Company has agreed to return a DC-10-30 aircraft to the lessor in May 1999. The aircraft was originally scheduled to be returned in June 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Part I, Item 2 of this report should be read in conjunction with Part II, Item 7 of World Airways, Inc. ("World Airways" or "the Company") Annual Report on Form 10-K for the year ended December 31, 1998. The information contained herein is not a comprehensive management overview and analysis of the financial condition and results of operations of the Company, but rather updates disclosures made in the aforementioned filing.

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

OVERVIEW

GENERAL

For the first quarter of 1999, the Company's operating revenues were $65.3 million, the operating loss was $2.2 million, the net loss was $2.7 million and the loss per share was $0.39 for both basic and diluted earnings per share ("EPS"). For the comparable period in 1998 the operating revenues were $69.2 million, the operating loss was $1.6 million, the net loss was $3.0 million and the basic and diluted EPS was a loss of $0.40.

SIGNIFICANT CUSTOMER RELATIONSHIPS

During the first three months of 1999, the Company's business relied heavily on its contracts with the U.S. Air Force's ("USAF") Air Mobility Command ("AMC") and Malaysian Airline System Berhad ("Malaysian Airlines"). In 1999 these customers provided approximately 69.8% and 15.4%, respectively, of the Company's revenues and 57.2% and 13.1%, respectively, of block hours flown. In 1998 these customers provided approximately 59.6% and 19.7%, respectively, of the Company's revenues and 48.1% and 20.2%, respectively, of block hours flown.

As a result of its contracts with the USAF, Malaysia and other customers, the Company had an overall contract backlog at March 31, 1999 of $194 million, compared to $252.1 million at March 31, 1998. Approximately $129 million of the backlog relates to operations during the remainder of 1999. Approximately 27.3% of the backlog relates to its contracts with the USAF and 34.6% relates to its contracts with Malaysian Airlines.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

Total block hours decreased 567 hours, or 6.4%, to 8,342 hours in the first quarter of 1999 from 8,909 hours in 1998, with an average of 12.0 available aircraft during both periods. Average daily utilization (block hours flown per day per aircraft) was 7.7 hours in 1999 and 8.3 hours in 1998. In 1999 wet lease, or ACMI, contracts accounted for 63.6% of the block hours, a decrease from 73.2% in 1998. The decrease in ACMI hours reflects a decrease in passenger flying partially offset by an increase in cargo flying. Passenger ACMI flying decreased principally due to the end of a contract with Philippine Air Lines ("PAL") in the first quarter of 1998 and a reduction in Hadj flying in 1999. Cargo ACMI flying increased as a result of the efforts initiated in 1998 to increase cargo business. In 1999 full service flying accounted for 34.3% of the block hours, an increase from 24.2% in 1998, because of more flying for the USAF.

OPERATING REVENUES. Revenues from flight operations decreased $4.0 million, or 5.7%, to $64.9 million in 1999 from $68.9 million in 1998. This decrease is primarily due to the decrease in block hours flown in 1999.

OPERATING EXPENSES. Total operating expenses decreased $3.3 million, or 4.7%, in 1999 to $67.5 million from $70.8 million in 1998.

Flight operations expenses include all expenses related directly to the operation of the aircraft other than aircraft cost, fuel and maintenance. Also included are expenses related to flight dispatch and flight operations administration. Flight operations expenses increased $2.6 million, or 15.7%, in 1999. This increase resulted primarily from an increase in full service flying which necessitated the employment of additional flight attendants that increased costs by approximately $1.5 million. A reduction in pilots generated cost reductions of approximately $0.6 million. Increased AMC flying for the USAF resulted in increased costs of approximately $1.1 million for air to ground communications and aircraft handling.

Maintenance expenses decreased $2.9 million, or 18.5%, in 1999. This decrease reflects the 6.4% decrease in block hours flown and an additional maintenance accrual of $1.4 million relating to an engine overhaul in the first quarter of 1998.

Aircraft rent and insurance costs decreased $1.2 million, or 5.6%, in 1999. This decrease resulted primarily from decreases in rent expense for the Company's MD-11 aircraft negotiated with the aircraft lessors in 1998.

Fuel expenses decreased $0.2 million, or 4.1%, in 1999 due to a 28.5% reduction in the average cost of fuel per gallon which more than offset a 24.6% increase in the number of gallons of fuel consumed as a result of an increase in full service flying in 1999.

Commissions decreased $0.8 million in 1999, or 29.2%, principally as a result of commissions paid for Hadj flying and PAL flying in 1998 that were not paid in 1999.

Depreciation and amortization decreased $0.3 million, or 13.9%, in 1999. This decrease resulted primarily from no amortization of MD-11 preoperating costs in 1999.

Sales, general and administrative expenses decreased $0.7 million, or 11.5%, in 1999, primarily as a result of a reduction in general insurance costs.

Non-operating income and expense, net improved by $0.9 million in 1999 primarily because of a $1.0 million gain on the sale of a portion of the Company's interest in an industry-owned organization.

LIQUIDITY AND CAPITAL RESOURCES

The Company is highly leveraged. At March 31, 1999 the Company's cash and cash equivalents totaled $15.2 million and the ratio of the Company's current assets to its current liabilities ("current ratio") was 0.6:1. Also, as of March 31, 1999, the Company had outstanding long-term debt and capital leases of $63.8 million and notes payable and current maturities of long term obligations of $13.2 million. In addition, the Company has significant long-term obligations relating to operating leases for aircraft and spare engines.

CASH FLOWS FROM OPERATING ACTIVITIES

Operating activities generated $1.9 million in cash in the three months ended March 31, 1999 compared to using $2.6 million in the comparable period in 1998. The increase in 1999 is mainly due to increases of $5.0 million in accounts payable, accrued expenses and other current liabilities and $1.4 million in unearned revenue that more than offset an increase of $3.6 million in accounts receivable. The decrease in 1998 principally reflects a decrease of $4.4 million in accounts payable, accrued expenses and other liabilities that was greater than a $1.6 million decrease in accounts receivable.

CASH FLOWS FROM INVESTING ACTIVITIES

Investing activities used $0.2 million in cash in the three months ended March 31, 1999, compared to using $0.3 million in the comparable period in 1998. In both periods cash was used primarily for the purchase of rotable spare parts and computer hardware and software.

CASH FLOWS FROM FINANCING ACTIVITIES

Financing activities used $3.5 million in cash in the three months ended March 31, 1999 compared to using $12.3 million in the comparable period in 1998. In 1999 cash was principally used for the repayment of debt. In 1998, cash was used primarily for the purchase of shares of the Company's common stock for an aggregate cost of $5.9 million, to loan WorldCorp $1.75 million, and to repay debt of approximately $4.6 million.

OTHER MATTERS

YEAR 2000

The Company's program to review its computer systems and address the issue of computer programs and chips being unable to distinguish between the year 1900 and year 2000 continues to progress as planned. The Company now fully expects that all of its hardware, operating systems and software will either be replaced or upgraded to be Year 2000 complaint by the end of the second quarter of 1999. Through March 31, 1999 the Company's costs have totaled approximately $120,000 and estimated additional costs to be incurred are approximately $90,000.

The manufacturers of the aircraft and engines and other aircraft components used by the Company have provided considerable information in which they have assured the Company that their equipment is Year 2000 compliant. However, the Company is continuing to undertake independent actions to confirm that its aircraft are Year 2000 compliant.

World Airways has identified its critical business partners and has requested Year 2000 readiness statements from them. Statements have been received from approximately 55% of those requested and the Company is continuing to seek certification or warranties regarding Year 2000 readiness from the other.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Part I, Item 3 of this report should be read in conjunction with Part II, Item 7a of World Airways, Inc. ("World Airways" or "the Company") Annual Report on Form 10-K for the year ended December 31, 1998. The information contained herein is not a quantitative and qualitative discussion about market risk the Company faces, but rather updates disclosures made in the aforementioned filing.

World Airways continues not to have any material exposure to market risks.

                                     PART IV

ITEM 6.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      Exhibits

No.      Description
-----    -----------

10.14 Employment Agreement dated April 15, 1999 between Hollis L. Harris and the Company.

10.15 Amended and Restated Employment Agreement dated January 22, 1999 between Vance Fort and the Company.

10.16 Amended and Restated Employment Agreement dated January 22, 1999 between Gilberto M. Duarte and the Company.

10.17 Amended and Restated Employment Agreement dated April 22, 1999 between William R. Lange and the Company.

10.18 Amendment One dated April 30, 1997 to Employment Agreement dated October 10, 1996 between Ahmad M. Khatib and the Company.

10.19 Amended and Restated Employment Agreement dated January 22, 1999 between Serge F. Feller and the Company.

11       Computation of earnings (loss) per share.

27       Financial data schedule for the quarter ended March 31, 1999.

(b)      Reports on Form 8-K

         None

*     *     *     *     *     *     *     *     *     *     *     *     *     *

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                 WORLD AIRWAYS, INC.



                                 By: /s/ Gilberto M. Duarte, Jr.
                                     Principal Accounting and Financial Officer




Date: May 10, 1999