Form 10-Q
period 1999-06-30
WORLD AIRWAYS INC /DE/
filed 1999-08-16
CIK 949240

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            -------------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Quarter Ended: JUNE 30, 1999 Commission File Number 0-26582


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of the registrant's Common Stock outstanding on July 30, 1999 was 7,137,141.

                               WORLD AIRWAYS, INC.

                  JUNE 30, 1999, QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Condensed Balance Sheets, June 30, 1999 and December 31, 1999

              Condensed Statements of Operations,
              Three Months Ended June 30, 1999 and 1998

              Condensed Statements of Operations,
              Six Months Ended June 30, 1999 and 1998


              Condensed Statement of Changes in Stockholders' Deficiency, Six months ended June 30, 1999

              Condensed Statements of Cash Flows,
              Six months ended June 30, 1999 and 1998

              Notes to Condensed Financial Statements

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk

PART II - OTHER INFORMATION

     Item 4.  Submission of Matters to a Vote of Security Holders

     Item 6.  Exhibits and Reports on Form 8-K

ITEM 1.  FINANCIAL STATEMENTS

                               WORLD AIRWAYS, INC.
                            CONDENSED BALANCE SHEETS
                                     ASSETS
                                 (IN THOUSANDS)

                                                                  (unaudited)
                                                                    June 30,        December 31,
                                                                      1999              1998
                                                                  -----------       -----------
CURRENT ASSETS
     Cash and cash equivalents, including restricted
         cash of $470 at June 30, 1999
         and $22 at December 31, 1998                             $    17,539       $    16,893

     Trade accounts receivable, less allowance for
         doubtful accounts of $398 at June 30, 1999
         and December 31, 1998                                          8,720             3,285

     Other receivables                                                  1,633             2,640

     Due from affiliate, less allowance for
         doubtful accounts of $1,162 at June 30, 1999
         and December 31, 1998                                            603             1,951

     Prepaid expenses and other current assets                          3,230             3,580

     Assets held for sale                                                 500               500
                                                                      -------           -------

         Total current assets                                          32,225            28,849
                                                                      -------           -------

ASSETS HELD FOR SALE                                                      907             1,109

EQUIPMENT AND PROPERTY
     Flight and other equipment                                        90,503            89,878
     Equipment under capital leases                                    12,266            12,266
                                                                      -------           -------
                                                                      102,769           102,144
     Less: accumulated depreciation and amortization                   37,216            33,433
                                                                      -------           -------

         Net equipment and property                                    65,553            68,711
                                                                      -------           -------

LONG-TERM OPERATING DEPOSITS                                           15,870            15,855

OTHER ASSETS AND DEFERRED CHARGES, NET                                  1,446             1,913
                                                                      -------           -------

TOTAL ASSETS                                                      $   116,001       $   116,437
                                                                      =======           =======

                                                                                    (Continued)

                               WORLD AIRWAYS, INC.
                            CONDENSED BALANCE SHEETS
                                   (CONTINUED)
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                  (unaudited)
                                                                    June 30,         December 31,
                                                                     1999               1998
                                                                  -----------       -------------
CURRENT LIABILITIES
     Notes payable                                                $     7,689       $       5,213
     Current maturities of long-term obligations                        6,775               7,710
     Accounts payable                                                  15,311              16,494
     Unearned revenue                                                   5,070               2,329
     Accrued maintenance in excess of reserves paid                     9,720               8,928
     Accrued salaries and wages                                         8,866               6,972
     Accrued taxes                                                      2,787               2,205
     Other accrued liabilities                                          1,274               1,480
                                                                      -------             -------
         Total current liabilities                                     57,492              51,331
                                                                      -------             -------

LONG-TERM OBLIGATIONS, NET                                             56,089              67,569

OTHER LIABILITIES
     Deferred gain from sale-leaseback transactions, net of
         accumulated amortization of $21,741 at June 30,
         1999 and $21,212 at December 31, 1998                          3,611               4,140
     Accrued maintenance in excess of reserves paid                    12,073               8,460
     Accrued post-retirement benefits                                   2,907               2,794
     Other liabilities                                                  7,872               5,770
                                                                      -------             -------
         Total other liabilities                                       26,463              21,164
                                                                      -------             -------

TOTAL LIABILITIES                                                     140,044             140,064
                                                                      -------             -------

STOCKHOLDERS' DEFICIENCY
     Preferred stock, $.001 par value (5,000,000 shares
         authorized; no shares issued or outstanding at
         June 30, 1999 and December 31, 1998)                              --                  --
     Common stock, $.001 par value (40,000,000 shares
         authorized; 12,000,064 shares issued and 7,137,141
         outstanding at June 30, 1999 and 7,000,064
         outstanding at December 31, 1998)                                 12                  12
     Additional paid-in capital                                        43,729              42,522
     Contributed capital                                                3,000               3,000
     Accumulated deficit                                             (29,985)            (28,434)
     Note receivable from WorldCorp, Inc.                             (1,418)             (1,346)
     Treasury stock, at cost (5,000,000 shares at June 30,
         1999 and December 31, 1998)                                 (39,381)            (39,381)
                                                                     --------          ----------
         Total  stockholders' deficiency                             (24,043)            (23,627)
                                                                    ---------        ------------

COMMITMENTS AND CONTINGENCIES

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                    $   116,001       $     116,437
                                                                     ========            ========

            See accompanying Notes to Condensed Financial Statements

                               WORLD AIRWAYS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                       FOR THE THREE MONTHS ENDED JUNE 30,
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                       1999             1998
                                                    -----------      -----------
OPERATING REVENUES
     Flight operations                              $    67,320      $    71,501
     Other                                                  172              128
                                                        -------          -------
         Total operating revenues                        67,492           71,629
                                                        -------          -------

OPERATING EXPENSES
     Flight operations                                   19,235           18,495
     Maintenance                                         13,197           15,068
     Aircraft rent and insurance                         19,550           21,352
     Fuel                                                 5,526            5,962
     Flight operations subcontracted to
        other carriers                                    1,442              652
     Commissions                                          1,904            2,627
     Depreciation and amortization                        1,983            2,129
     Sales, general and administrative                    6,379            6,529
                                                        -------          -------
         Total operating expenses                        69,216           72,814
                                                        -------          -------

OPERATING LOSS                                          (1,724)          (1,185)
                                                        -------          -------

OTHER INCOME (EXPENSE)
     Interest expense                                   (1,617)          (2,059)
     Interest income                                        256              100
     Other, net                                             (8)             (19)
                                                        --------        --------
         Total other expense                            (1,369)          (1,978)
                                                        --------        --------

NET EARNINGS (LOSS) BEFORE
     EXTRAORDINARY ITEM                                 (3,093)          (3,163)

EXTRAORDINARY ITEM - GAIN
     ON RETIREMENT OF DEBT                                4,176               --
                                                        -------          -------

NET EARNINGS (LOSS)                                 $     1,083      $   (3,163)
                                                        =======          =======

BASIC EARNINGS (LOSS) PER SHARE:
         Earnings (loss) before
              extraordinary item                    $    (0.44)      $    (0.44)
         Extraordinary item                                0.59               --
                                                        -------          -------
              Net earnings (loss)                   $      0.15      $    (0.44)
                                                        =======          =======
DILUTED EARNINGS (LOSS) PER SHARE:
         Earnings (loss) before
             extraordinary item                     $    (0.44)      $    (0.44)
         Extraordinary item                                0.59               --
                                                        -------          -------
             Net earnings (loss)                    $      0.15      $    (0.44)
                                                        =======          =======
WEIGHTED AVERAGE SHARES OUTSTANDING
         Basic                                            7,103            7,220
                                                         ======            =====
         Diluted                                          7,103            7,220
                                                         ======            =====

            See accompanying Notes to Condensed Financial Statements

                               WORLD AIRWAYS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                      1999              1998
                                                  -----------       ------------
OPERATING REVENUES
     Flight operations                            $   132,475      $     140,643
     Other                                                343                208
                                                     --------           --------
         Total operating revenues                     132,818            140,851
                                                     --------           --------

OPERATING EXPENSES
     Flight operations                                 38,569             35,210
     Maintenance                                       25,894             30,640
     Aircraft rent and insurance                       39,636             42,620
     Fuel                                              10,744             11,402
     Flight operations subcontracted to
         other carriers                                 2,061              1,078
     Commissions                                        3,781              5,277
     Depreciation and amortization                      3,994              4,464
     Sales, general and administrative                 12,052             12,937
                                                     --------           --------
         Total operating expenses                     136,731            143,628
                                                     --------           --------

OPERATING LOSS                                        (3,913)            (2,777)
                                                     --------           --------

OTHER INCOME (EXPENSE)
     Interest expense                                 (3,314)            (3,886)
     Interest income                                      473                482
     Other, net                                           955                 31
                                                     --------           --------
         Total other expense                          (1,886)            (3,373)
                                                     --------           --------

NET EARNINGS (LOSS) BEFORE
     EXTRAORDINARY ITEM                               (5,799)            (6,150)

EXTRAORDINARY ITEM - GAIN
     ON RETIREMENT OF DEBT                               4,176                --
                                                     --------          ---------

NET EARNINGS (LOSS)                               $   (1,623)      $     (6,150)
                                                     ========          =========

BASIC EARNINGS (LOSS) PER SHARE:
     Earnings (loss) before
       extraordinary item                         $    (0.82)      $      (0.84)
     Extraordinary item                                 0.59                  --
                                                     --------          ---------
         Net earnings (loss)                     $    (0.23)      $      (0.84)
                                                     ========          =========

DILUTED EARNINGS (LOSS) PER SHARE:
      Earnings (loss) before
         extraordinary item                       $    (0.82)      $      (0.84)
      Extraordinary item                                0.59                  --
                                                     --------          ---------
         Net earnings (loss)                      $    (0.23)      $      (0.84)
                                                     ========          =========

WEIGHTED AVERAGE SHARES OUTSTANDING
         Basic                                          7,052              7,315
                                                     ========          =========
         Diluted                                        7,052              7,315
                                                     ========          =========

            See accompanying Notes to Condensed Financial Statements

                               WORLD AIRWAYS, INC.
                         CONDENSED STATEMENTS OF CHANGES
                           IN STOCKHOLDERS' DEFICIENCY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                      Note
                                              Additional                          Receivable  Treasury     Total
                                       Common   Paid-in  Contributed  Accumulated    from      Stock,   Stockholders'
                                        Stock   Capital    Capital      Deficit    WorldCorp   at Cost   Deficiency
                                      -------   --------   --------   ----------   ---------   -------   ----------
BALANCE AT
     DECEMBER 31, 1998                $    12   $ 42,522   $ 3,000    $ (28,434)   $ (1,346)  $(39,381)  $  (23,627)

8% Debentures converted into
     Common Stock                          --      1,207        --            --          --         --       1,207

Note Receivable from
     WorldCorp                             --         --        --            72        (72)         --          --

Net Loss                                   --         --        --       (1,623)          --         --     (1,623)
                                       ------    -------  --------      --------     -------    -------    --------

BALANCE AT
     JUNE 30, 1999                    $      12 $ 43,729   $  3,000   $ (29,985)   $ (1,418)  $(39,381)  $ (24,043)
                                       ========  =======    =======     ========     =======    =======    ========

            See accompanying Notes to Condensed Financial Statements

                               WORLD AIRWAYS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                 ( IN THOUSANDS)
                                   (UNAUDITED)


                                                           1999          1998
                                                        ---------     ----------

CASH AND CASH EQUIVALENTS AT BEGINNING
    OF PERIOD                                           $  16,893     $  25,887

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)                                       (1,623)        (6,076)
Adjustments to reconcile net earnings (loss) to
    cash provided (used) by operating activities:
    Extraordinary gain on retirement of debt              (4,176)             --
    Depreciation and amortization                           3,994          4,464
    Deferred gain recognition                               (529)          (528)
    Provision for losses on accounts receivable                --          1,187
    Other                                                     153            318
    Changes in certain assets and liabilities net
       of effects of non-cash transactions:
       (Increase)in accounts receivable                   (3,080)        (3,160)
       (Increase) in restricted short-term investments         --          (145)
       Decrease in deposits, prepaid expenses
          and other assets                                    334          3,097
       Increase (decrease) in accounts payable, accrued
          expenses and other liabilities                    7,721        (1,459)
       Increase in unearned revenue                         2,741          4,499
                                                          -------        -------
    Net cash provided (used) by operating activities        5,535          2,197
                                                          -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to equipment and property                         (636)        (1,711)
Proceeds from disposal of equipment and property              202            446
                                                          -------        -------
    Net cash used by investing activities                   (434)        (1,265)
                                                          -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in line of credit borrowing arrangement, net       2,476             --
Repayment of debt                                         (6,931)        (9,859)
Purchase of World Airways common stock, at cost                --        (5,910)
Debt issuance costs                                            --           (68)
Loan to WorldCorp, Inc.                                        --        (2,015)
                                                          -------       --------
    Net cash used by financing activities                 (4,455)       (17,852)
                                                          -------       --------

NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                      646       (16,920)
                                                          -------       --------

CASH AND CASH EQUIVALENTS
    AT END OF PERIOD                                   $   17,539      $   8,967
                                                          =======       ========

            See accompanying Notes to Condensed Financial Statements

                               WORLD AIRWAYS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. Management believes that all adjustments necessary for a fair statement of results have been included in the Condensed Financial Statements for the interim periods presented, which are unaudited. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and the results of operations for the six months ended June 30, 1999 are not necessarily indicitive of the results to be expected for the year endind December 31, 1999.

      These interim period Condensed Financial Statements and accompanying footnotes should be read in conjuction with the Financial Statements contained in World Airways' Annual Report on Form 10-K for the year ended December 31, 1998.

2. Loss per share for the three and six months ended June 30, 1999 and 1998 are computed as follows (in thousands except per-share data):

                                                                    For the Three Months Ended June 30, 1999
                                                                -----------------------------------------------
                                                                Earnings (Loss)      Shares          Per-Share
                                                                  (Numerator)    (Denominator)        Amount
                                                                -------------    -------------     ------------
      Basic EPS before extraordinary item
         Net earnings (loss)                                    $     (3,093)            7,103     $     (0.44)
                                                                                                        =======
      Effect of Dilutive Securities
         Options                                                           --               --
         8% convertible debentures                                         --               --
                                                                      -------           ------
      Diluted EPS before extraordinary item
         Net earnings (loss)                                    $     (3,093)            7,103     $     (0.44)
                                                                      =======            =====           ======

                                                                    For the Three Months Ended June 30, 1998
                                                                -------------------------------------------------
                                                                Earnings (Loss)     Shares            Per-Share
                                                                  (Numerator)    (Denominator)          Amount
                                                                --------------   -------------     --------------
      Basic EPS
         Net earnings (loss)                                    $     (3,163)            7,220     $       (0.44)
                                                                                                          =======
      Effect of Dilutive Securities
         Options                                                           --               --
         8% convertible debentures                                         --               --
                                                                      -------           ------
      Diluted EPS
         Net earnings (loss)                                    $     (3,163)            7,220     $       (0.44)
                                                                      =======           ======            =======

                                                                      For the Six Months Ended June 30, 1999
                                                                ------------------------------------------------
                                                                 Earnings (Loss)     Shares          Per-Share
                                                                   (Numerator)    (Denominator)        Amount
                                                                ---------------   -------------    -------------
      Basic EPS before extraordinary item
         Net earnings (loss)                                    $     (5,799)            7,052     $      (0.82)
                                                                                                         =======
      Effect of Dilutive Securities
         Options                                                           --               --
         8% convertible debentures                                         --               --
                                                                      -------           ------
      Diluted EPS before extraordinary item
         Net earnings (loss)                                    $     (5,799)            7,052     $       (0.82)
                                                                      =======           ======           ========

                                                                     For the Six Months Ended June 30, 1998
                                                                -------------------------------------------------
                                                                Earnings (Loss)     Shares           Per-Share
                                                                  (Numerator)    (Denominator)         Amount
                                                                --------------   -------------     --------------
      Basic EPS
         Net earnings (loss)                                    $     (6,150)            7,315     $       (0.83)
                                                                                                         ========
      Effect of Dilutive Securities
         Options                                                           --               --
         8% convertible debentures                                         --               --
                                                                      -------           ------
      Diluted EPS
         Net earnings (loss)                                    $     (6,150)            7,315     $       (0.83)
                                                                      =======           ======           ========

3.   Capital Stock

In April 1999, $1,220,000 of the Company's 8% Convertible Senior Subordinated Debentures (the "Debentures") were converted into 137,077 shares of Common Stock. Consequently, as of June 30, 1999 WorldCorp, Inc. ("WorldCorp") and Naluri Berhad ("Naluri") beneficially owned 49.8% and 17.1%, respectively, of the Company's Common Stock, with the balance publicly traded.

In August 1999, the Company concluded an agreement with WorldCorp, Inc. ("WorldCorp") to settle a secured loan and other amounts totaling approximately $1.8 million that WorldCorp owed the Company when WorldCorp filed for bankruptcy protection in February 1999. WorldCorp returned a portion of the Company's Common Stock it owned in exchange for forgiveness of the amounts owed. The agreement, which was approved by the Bankruptcy Court overseeing WorldCorp's bankruptcy proceedings, reduced WorldCorp's 49.8% ownership to approximately 40.9%.

In connection with amendments to lease agreements for the Company's fleet of MD-11 aircraft the Company has agreed to issue warrants for the leasing companies to acquire an aggregate of 2,000,000 shares of Common Stock for $2.50 per share. The agreements will contain anti-dilution provisions and expire in 2004.

The Company has reached a tentative agreement with the Company's cockpit crewmembers, who are represented by the International Brotherhood of Teamsters (the "Teamsters"). The agreement, which is subject to ratification by the full membership and approval by the Company's Board of Directors, provides for the establishment of a new Employee Stock Ownership Plan ("ESOP"). The ESOP will acquire newly issued Common Stock of the Company. The tentative agreement is also subject to a review of the Company's financial condition and projected operating results by the Teamsters' independent financial consultants and the conclusion of terms of the ESOP that are acceptable to all parties.

In August 1999, the Company announced that it was going to implement a 10% pay reduction program for a 16 month period from Setpember 1999 throguh December 2000 for all personnel whose annual base compensation exceeds $25,000. The reduction will apply to all management and non-management personnel. The Company must negotiate agreements with its unionized flight attendants and dispatchers. Althought not yet finalized, it is planned the program will include a feature to issue World Airways Common Stock in exchange for the salary reduction.

4.  Commitments and Contingencies

The Company expects that a Service Bulletin will soon be issued by the manufacturer of its aircraft that will require the replacement of insulation blankets in its fleet of aircraft within the next four years. The Company has not yet completed cost estimates for replacing the blankets but understands the replacement of the insulation could cost between $1.5 million and $4 million per aircraft.

The Company faces arbitration and a demand for yet to be determined damages resulting from threatened legal action by a foreign company that the Company improperly terminated an aircraft services agreement with the foreign company. The Company also has agreed to mediation, but faces arbitration as a result of a continuing dispute over the cancellation of a charter program with another company. The Company does not believe the resolution of these matters will have a material adverse effect on the Company's financial condition or results of operations.

The Company's flight attendants have filed a grievance challenging the use of foreign flight attendant crews on wet leased flights performed during the 1999 Hadj. The issue is likely to be submitted to an arbitrator whose decision could have a material adverse impact on the financial condition or results of operations of the Company.

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

OVERVIEW

GENERAL

For the second quarter ended June 30, 1999, the Company's operating revenues were $67.5 million, the operating loss was $1.7 million and the net loss before an extraordinary gain on the retirement of debt was $3.1 million. The loss per share before the extraordinary gain was $0.44 for both basic and diluted earnings per share ("EPS") computed on an average of 7.1 million shares. For the comparable period in 1998 the operating revenues were $71.6 million, the operating loss was $1.2 million, the net loss was $3.2 million and the basic and diluted EPS was also a loss of $0.44 based on an average of 7.2 million shares. The extraordinary gain resulted from the purchase and retirement of $5.7 million of the Company's outstanding 8% Convertible Subordinated Debentures for $1.5 million. Earnings per share for the quarter after the extraordinary gain were $0.15.

For the first six months of 1999, the Company's operating revenues were $132.8 million, the operating loss was $3.9 million, the net loss before extraordinary gain was $5.8 million and the loss per share was $0.82 for both basic and diluted EPS based on 7.1 million average shares. For the comparable period in 1998 the operating revenues were $140.9 million, the operating loss was $2.8 million, the net loss was $6.2 million and the basic and diluted EPS was a loss of $0.84 based on 7.3 million average shares. The extraordinary gain reduced the basic and diluted loss per share for the six months to $0.23.

SIGNIFICANT CUSTOMER RELATIONSHIPS

During the first six months of 1999, the Company's business relied heavily on its contracts with the U.S. Air Force's ("USAF") Air Mobility Command ("AMC") and Malaysian Airline System Berhad ("Malaysian Airlines"). In 1999 these customers provided approximately 49.3% and 13.7%, respectively, of the Company's revenues and 34.6% and 12.8%, respectively, of block hours flown. In 1998 these customers provided approximately 39.2% and 19.7%, respectively, of the Company's revenues and 26.0% and 19.7%, respectively, of block hours flown.

As a result of its contracts with the USAF, Malaysia and other customers, the Company had an overall contract backlog at June 30, 1999 of $148.0 million, compared to $226.9 million at June 30, 1998. Approximately $88.7 million of the backlog relates to operations during the remainder of 1999. Approximately 20.1% of the backlog relates to its contracts with the USAF and 18.7% relates to its contracts with Malaysian Airlines.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

Total block hours decreased 118 hours, or 1.3%, to 8,686 hours in the first quarter of 1999 from 8,804 hours in 1998, with an average of 11.6 available aircraft during in 1999 compared to an average of 12 in 1998. Average daily utilization (block hours flown per day per aircraft) was 8.3 hours in 1999 and
8.1 hours in 1998. In 1999 wet lease, or ACMI, contracts accounted for 61.7% of the block hours, a decrease from 69.2% in 1998. The decrease in ACMI hours reflects a decrease in passenger flying partially offset by an increase in cargo flying. Passenger ACMI flying decreased principally due to a reduction in Hadj flying in 1999. Cargo ACMI flying increased as a result of the efforts initiated in 1998 to increase cargo business. In 1999 full service flying accounted for 36.4% of the block hours, an increase from 28.4% in 1998, because of more flying for the USAF.

Operating Revenues. Revenues from flight operations decreased $3.7 million, or 5.3%, to $67.3 million in 1999 from $71.0 million in 1998. This decrease is primarily due to a combination of a decrease in the average yield, or revenue per block hour, and the decrease in block hours flown in 1999.

Operating Expenses. Total operating expenses decreased $3.6 million, or 4.9%, in 1999 to $69.2 million from $72.8 million in 1998.

Flight operations expenses include all expenses related directly to the operation of the aircraft other than aircraft cost, fuel and maintenance. Also included are expenses related to flight dispatch and flight operations administration. Flight operations expenses increased $0.7 million, or 4.0%, in 1999. This increase resulted primarily from an increase in full service flying which necessitated the employment of additional flight attendants that increased costs by approximately $1.6 million. A reduction in pilots generated cost reductions of approximately $1.0 million.

Maintenance expenses decreased $1.9 million, or 12.4%, in 1999. This decrease reflects the 1.3% decrease in block hours flown and continuing efforts the Company has been making to reduce operating costs.

Aircraft rent and insurance costs decreased $1.8 million, or 8.4%, in 1999. This decrease resulted primarily from decreases in rent expense for the Company's MD-11 aircraft negotiated with the aircraft lessors in 1998.

Fuel expenses decreased $0.4 million, or 7.3%, in 1999 due to a reduction in the average cost of fuel per gallon which more than offset an increase in the number of gallons of fuel consumed as a result of an increase in full service flying in 1999.

Subcontract flying increased $0.7 million to $1.4 million in 1999 from $0.7 million in 1998 as the result of having to outsource more block hour flying due to aircraft in maintenance.

Commissions decreased $0.7 million in 1999, or 27.5%, principally as a result of commissions being required for Hadj flying in 1998.

Depreciation and amortization decreased $0.1 million, or 6.9%, in 1999. This decrease resulted primarily from no amortization of MD-11 preoperating costs being fully amortized in 1998.

Sales, general and administrative expenses decreased $0.1 million, or 2.3%, in 1999, primarily as a result of a $0.6 million reduction in general insurance costs that was partially offset by increases in other cost areas.

Non-operating income and expense, net improved by $0.6 million in 1999 primarily because of a $0.4 million reduction in interest on lower average debt and a $0.2 increase in interest income on average higher cash.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX  MONTHS ENDED JUNE 30, 1998

Total block hours decreased 685 hours, or 3.9%, to 17,028 hours in the first half of 1999 from 17,713 hours in 1998, with an average of 11.8 available aircraft in 1999 and 12.0 available aircraft in 1998. Average daily utilization (block hours flown per day per aircraft) was 8.0 hours in 1999 and 8.3 hours in 1998. In 1999 wet lease, or ACMI, contracts accounted for 63.6% of the block hours, a decrease from 73.2% in 1998. The decrease in ACMI hours reflects a decrease in passenger flying partially offset by an increase in cargo flying. Passenger ACMI flying decreased principally due to the end of a contract with Philippine Air Lines ("PAL") in the first quarter of 1998 and a reduction in Hadj flying in 1999. Cargo ACMI flying increased as a result of the efforts initiated in 1998 to increase cargo business. In 1999 full service flying accounted for 34.3% of the block hours, an increase from 24.2% in 1998, primarily because of more flying for the USAF.

Operating Revenues. Revenues from flight operations decreased $8.1 million, or 5.8%, to $132.5 million in 1999 from $140.6 million in 1998. This decrease is primarily due to a 3.9% decrease in block hours flown in 1999 as well as a decrease in the average yield, or average revenue per block hour.

Operating Expenses. Total operating expenses decreased $6.9 million, or 4.8%, in 1999 to $136.7 million from $143.6 million in 1998.

Flight operations expenses increased $3.4 million, or 9.5%, in 1999. This increase resulted primarily from an increase in full service flying which necessitated the employment of additional flight attendants that increased costs by approximately $3.1 million. A reduction in the number of pilots generated cost reductions of approximately $1.6 million. Increased AMC flying for the USAF resulted in increased costs of approximately $1.3 million for passenger food, air to ground communications and aircraft handling.

Maintenance expenses decreased $4.7 million, or 15.5%, in 1999. This decrease reflects the 3.9% decrease in block hours flown and an additional maintenance accrual of $1.4 million relating to an engine overhaul in the first half of 1998.

Aircraft rent and insurance costs decreased $3.0 million, or 7.0%, in 1999. This decrease resulted primarily from decreases in rent expense for the Company's MD-11 aircraft negotiated with the aircraft lessors in 1998.

Fuel expenses decreased $0.7 million, or 5.8%, in 1999 due to a 23.1% reduction in the average cost of fuel per gallon which more than offset a 22.5% increase in the number of gallons of fuel consumed as a result of an increase in full service flying in 1999.

Commissions decreased $1.5 million in 1999, or 28.3%, principally as a result of commissions being paid for Hadj flying and PAL flying in 1998 that were not paid in 1999.

Depreciation and amortization decreased $0.5 million, or 10.5%, in 1999. This decrease resulted primarily from no amortization of MD-11 preoperating costs in 1999.

Sales, general and administrative expenses decreased $0.9 million, or 6.8%, in 1999, primarily as a result of a $1.2 million reduction in general insurance costs.

Non-operating income and expense, net improved by $1.5 million in 1999 primarily because of a $1.0 million gain on the sale of a portion of the Company's interest in an industry-owned organization and a $0.6 million reduction in interest expense because of lower average debt outstanding in 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company is highly leveraged. At June 30, 1999 the Company's cash and cash equivalents totaled $17.5 million and the ratio of the Company's current assets to its current liabilities ("current ratio") was 0.6:1. Also, as of June 30, 1999, the Company had outstanding long-term debt and capital leases of $56.1 million and notes payable and current maturities of long term obligations of $14.5 million. In addition, the Company has significant long-term obligations relating to operating leases for aircraft and spare engines.

As part of its ongoing efforts to control and reduce costs, the Company has hired CIBC World Markets Corp. ("CIBC") as financial advisor to assist the Company with a restructuring and recapitalization of the Company's balance sheet. The Company and CIBC are examining as part of these efforts whether the interest payment due August 26, 1999 on the Company's outstanding $43 million 8% Convertible Debentures should be made within the 30 day grace period mandated under the Indenture governing the Debentures. In the event the Company does not make the interest payment within the grace period and does not reach an agreement with the Debenture holders with respect to the payment, it could have a material adverse impact on the Company's financial condition. The Company is continuing to review all of its options and the possible implications of not paying the interest.

CASH FLOWS FROM OPERATING ACTIVITIES

Operating activities generated $5.5 million in cash in the six months ended June 30, 1999 compared to generating $2.2 million in the comparable period in 1998. The increase in 1999 is mainly due to increases of $7.7 million in accounts payable, accrued expenses and other current liabilities and $2.7 million in unearned revenue that more than offset an increase of $3.1 million in accounts receivable. The increase in 1998 principally reflects depreciation and amortization of $4.5 million, a non-cash provision for losses on accounts receivable of $1.2 million and a net increase of $2.8 million in current working capital (current assets less current liabilities) that more than offset the $6.1 million net loss incurred during the period.

CASH FLOWS FROM INVESTING ACTIVITIES

Investing activities used $0.4 million in cash in the six months ended June 30, 1999, compared to using $1.3 million in the comparable period in 1998. In both periods cash was used primarily for the purchase of rotable spare parts and computer hardware and software.

CASH FLOWS FROM FINANCING ACTIVITIES

Financing activities used $4.5 million in cash in the six months ended June 30, 1999 compared to using $17.9 million in the comparable period in 1998. In 1999 cash was principally used for the repayment of debt. In 1998, cash was used primarily for the purchase of shares of the Company's common stock for an aggregate cost of $5.9 million, to loan WorldCorp $2.0 million, and to repay $9.9 million of debt.
OTHER MATTERS

YEAR 2000

The Company's program to review its computer systems and address the issue of computer programs and chips being unable to distinguish between the year 1900 and year 2000 continues to progress as planned. The Company now fully expects that all of its hardware, operating systems and software will either be replaced or upgraded to be Year 2000 compliant by the end of the third quarter of 1999. Through June 30, 1999 the Company's costs have totaled approximately $120,000 and estimated additional costs to be incurred are approximately $90,000.

The manufacturers of the aircraft and engines and other aircraft components used by the Company have provided considerable information in which they have assured the Company that their equipment is Year 2000 compliant. However, the Company is continuing with its internal efforts to independently verify that its aircraft are Year 2000 compliant.

World Airways has identified its critical business partners and has requested Year 2000 readiness statements from them. Statements have been received from a number of those requested and the Company is continuing to seek certification or warranties regarding Year 2000 readiness from the other.

The International Air Transport Association ("IATA") is in the process of establishing a database of information on Year 2000 compliance efforts of aviation authorities and airports worldwide. World Airways is evaluating the degree of access to the database it will require in conjunction with its worldwide flight activities. The Company is also developing contingency plans in the event some of its flight activites after 1999 are scheduled into airports or geographical areas that are not fully compliant and there are concerns about the safety of flight operations.

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

World Airways continues to not have any material exposure to market risks.

                                     PART II

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 1999 Annual Meeting of Shareholders of World Airways, Inc. was held on June 9, 1999. A total of 5,649,509 shares were present or represented by proxy at the meeting. This represented approximately 79.2% of the Company's shares outstanding.

The indicviduals named below were elected or reelected to a three-year term as Class I Directors:

Name                                    Votes Received           Votes Withheld
------------------                      --------------           --------------
Daniel J. Altbello                         5,548,949                 100,560
Mark M. Feldman                            5,550,199                  99,310
Hollis L. Harris                           5,569,799                  79,710
Peter M. Sontag                            5,567,249                  82,260

The indicviduals named below were elected or reelected to a two-year term as Class III Directors:

Name                                    Votes Received           Votes Withheld
-------------------                     --------------           --------------
Wilbur L. Ross, Jr.                        5,559,799                  89,710
Rodger R. Krouse                           5,559,799                  89,710

Russell L. Ray, Jr., A. Scott Andrews, John C. Backus, Jr., Lim Kheng Yew and Wan Malek Ibrahim all continue as Directors of the Company.

An amendment to the World Airways, Inc. 1995 Stock Option Plan was ratified and approved with 4,190,247 shares voted for, 170,763 shares voted against, 23,248 shares abstaining and 1,265,251 shares not voting.

The selection of KPMG LLP as the independent certified public accountants and auditor for the Company for the year ending December 31, 1999 was ratified, with 5,634,441 shares voting for, 6,570 shares voting against and 8,498 shares abstaining.

ITEM 6.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Exhibits

     No.        Description
     -----      ------------
     10.14      Amendment and Restated Employment
                Agreement dated July 8, 1999 between
                Hollis L. Harris and the Company.                 Filed Herewith

     10.20      Employment Agreement dated June 1, 1999
                between Andrew Gilbert Morgan, Jr. and
                the Company.                                      Filed Herewith

     27         Financial data schedule for the quarter
                ended June 30, 1999.                              Filed Herewith

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


Date: August 16, 1999