Form 10-Q
period 1999-09-30
WORLD AIRWAYS INC /DE/
filed 1999-11-12
CIK 949240

CONFORMED COPY

--------------------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549





                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


    For the Quarter Ended: SEPTEMBER 30, 1999 Commission File Number 0-26582




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

Yes  X        No

The number of shares of the registrant's Common Stock outstanding on November 9, 1999 was 6,446,416.



--------------------------------------------------------------------------------

                               WORLD AIRWAYS, INC.

                SEPTEMBER 30, 1999, QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements

         Condensed Balance Sheets, September 30, 1999 and December 31, 1998

         Condensed Statements of Operations,
         Three Months Ended September 30, 1999 and 1998

         Condensed Statements of Operations,
         Nine Months Ended September 30, 1999 and 1998

         Condensed Statement of Changes in Stockholders' Deficiency, Nine months ended September 30, 1999

         Condensed Statements of Cash Flows,
         Nine months ended September 30, 1999 and 1998

         Notes to Condensed Financial Statements

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk



PART II - OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8

ITEM 1.  FINANCIAL STATEMENTS

                               WORLD AIRWAYS, INC.
                            CONDENSED BALANCE SHEETS
                                     ASSETS
                                 (IN THOUSANDS)


                                                                                  (unaudited)
                                                                                  September 30,      December  31,
                                                                                      1999               1998
                                                                                  -------------     ---------------
CURRENT ASSETS
     Cash and cash equivalents, including restricted
         cash of $2,322 at September 30, 1999
         and $24 at December 31, 1998                                             $      13,228      $       16,893

     Trade accounts receivable, less allowance for
         doubtful accounts of $398 at September 30, 1999
         and December 31, 1998                                                           11,093               3,285

     Other receivables                                                                    5,466               2,640

     Due from affiliate, less allowance for
         doubtful accounts of $1,162 at September 30, 1999
         and December 31, 1998                                                              686               1,951

     Prepaid expenses and other current assets                                            3,090               3,580
                                                                                       --------            --------

         Total current assets                                                            33,563              28,349
                                                                                       --------            --------

EQUIPMENT AND PROPERTY
     Flight and other equipment                                                          89,063              89,878
     Equipment under capital leases                                                      10,262              12,266
                                                                                       --------            --------
                                                                                         99,325             102,144
     Less: accumulated depreciation and amortization                                     36,492              33,433
                                                                                       --------            --------

         Net equipment and property                                                      62,833              68,711
                                                                                       --------            --------

ASSETS HELD FOR SALE                                                                      1,363               1,609

LONG-TERM OPERATING DEPOSITS                                                             15,877              15,855

OTHER ASSETS AND DEFERRED CHARGES, NET                                                    1,443               1,913
                                                                                       --------            --------

TOTAL ASSETS                                                                      $     115,079      $      116,437
                                                                                       ========            ========

                                                                                                        (Continued)

                               WORLD AIRWAYS, INC.
                            CONDENSED BALANCE SHEETS
                                   (CONTINUED)
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                        (IN THOUSANDS EXCEPT SHARE DATA)


                                                                                   (unaudited)
                                                                                  September 30,       December 31,
                                                                                      1999                1998
                                                                                  -------------      --------------
CURRENT LIABILITIES
     Notes payable                                                                $       8,597      $        5,213
     Current maturities of long-term obligations                                          6,472               7,710
     Accounts payable                                                                    19,100              16,494
     Unearned revenue                                                                     5,001               2,329
     Accrued maintenance in excess of reserves paid                                       5,766               8,928
     Accrued salaries and wages                                                           7,574               6,972
     Accrued taxes                                                                        2,400               2,205
     Other accrued liabilities                                                              415               1,480
                                                                                       --------             -------
         Total current liabilities                                                       55,325              51,331
                                                                                       --------             -------

LONG-TERM OBLIGATIONS, NET                                                               55,307              67,569

OTHER LIABILITIES
     Deferred gain from sale-leaseback transactions, net of
         accumulated amortization of $22,005 at September 30,
         1999 and $21,212 at December 31, 1998                                            3,347               4,140
     Accrued maintenance in excess of reserves paid                                      16,027               8,460
     Accrued post-retirement benefits                                                     2,907               2,794
     Other liabilities                                                                    9,577               5,770
                                                                                       --------            --------
         Total other liabilities                                                         31,858              21,164
                                                                                       --------            --------

TOTAL LIABILITIES                                                                       142,490             140,064
                                                                                       --------            --------

STOCKHOLDERS' DEFICIENCY
     Preferred stock, $.001 par value (5,000,000 shares authorized; no shares issued or outstanding at September 30, 1999
         and December 31, 1998)                                                              --                  --
     Common stock, $.001 par value (40,000,000 shares authorized;
         12,147,141 shares issued and 6,078,416 outstanding at September 30, 1999;
         12,000,064 shares issued  and 7,000,064 outstanding at December 31, 1998)           12                  12
     Additional paid-in capital                                                          43,801              42,522
     Contributed capital                                                                  3,000               3,000
     Accumulated deficit                                                               (33,098)            (28,434)
     Note receivable from WorldCorp, Inc.                                                    --             (1,346)
     Treasury stock, at cost (6,068,725 shares at September 30,
         1999 and 5,000,000 shares at December 31, 1998)                               (41,126)            (39,381)
                                                                                       --------            --------
         Total  stockholders' deficiency                                               (27,411)            (23,627)
                                                                                       --------            --------

COMMITMENTS AND CONTINGENCIES

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                    $     115,079      $      116,437
                                                                                       ========            ========


            See accompanying Notes to Condensed Financial Statements

                               WORLD AIRWAYS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                                       1999               1998
                                                                                  -------------      --------------
OPERATING REVENUES
     Flight operations                                                            $      67,267      $       67,301
     Other                                                                                  250                 155
                                                                                       --------            --------
         Total operating revenues                                                        67,517              67,456
                                                                                       --------            --------

OPERATING EXPENSES
     Flight operations                                                                   20,522              18,534
     Maintenance                                                                         13,308              14,101
     Aircraft rent and insurance                                                         18,128              21,115
     Fuel                                                                                 7,297               3,469
     Flight operations subcontracted to other carriers                                      589               (222)
     Commissions                                                                          1,999               2,124
     Depreciation and amortization                                                        1,948               1,978
     Sales, general and administrative                                                    5,630               5,525
                                                                                       --------            --------
         Total operating expenses                                                        69,421              66,624
                                                                                       --------            --------

OPERATING INCOME (LOSS)                                                                 (1,904)                 832
                                                                                       --------            --------

OTHER INCOME (EXPENSE)
     Interest expense                                                                   (1,552)             (1,756)
     Interest income                                                                        266                 132
     Other, net                                                                              65               (615)
                                                                                       --------            --------
         Total other expense                                                            (1,221)             (2,239)
                                                                                       --------            --------

EARNINGS (LOSS) BEFORE INCOME TAXES                                                     (3,125)             (1,407)

INCOME TAX EXPENSE                                                                           --                (90)
                                                                                       --------            --------

NET EARNINGS (LOSS)                                                               $     (3,125)      $      (1,497)
                                                                                       ========            ========

BASIC EARNINGS (LOSS) PER SHARE:                                                  $      (0.47)      $       (0.21)
                                                                                       ========            ========

DILUTED EARNINGS (LOSS) PER SHARE:                                                $      (0.47)      $       (0.21)
                                                                                       ========            ========

WEIGHTED AVERAGE SHARES OUTSTANDING
         Basic                                                                            6,584               7,018
                                                                                       ========            ========
         Diluted                                                                          6,584               7,018
                                                                                       ========            ========


            See accompanying Notes to Condensed Financial Statements

                               WORLD AIRWAYS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                                       1999               1998
                                                                                  -------------      --------------
OPERATING REVENUES
     Flight operations                                                            $     199,742      $      207,944
     Other                                                                                  593                 363
                                                                                       --------            --------
         Total operating revenues                                                       200,335             208,307
                                                                                       --------            --------

OPERATING EXPENSES
     Flight operations                                                                   59,091              53,744
     Maintenance                                                                         39,202              44,741
     Aircraft rent and insurance                                                         57,764              63,735
     Fuel                                                                                18,041              14,871
     Flight operations subcontracted to other carriers                                    2,650                 856
     Commissions                                                                          5,780               7,401
     Depreciation and amortization                                                        5,942               6,442
     Sales, general and administrative                                                   17,683              18,462
                                                                                        -------            --------
         Total operating expenses                                                       206,153             210,252
                                                                                        -------            --------

OPERATING LOSS                                                                          (5,818)             (1,945)
                                                                                        -------            --------

OTHER INCOME (EXPENSE)
     Interest expense                                                                   (4,866)             (5,642)
     Interest income                                                                        739                 614
     Other, net                                                                           1,020               (584)
                                                                                        -------            --------
         Total other expense                                                            (3,107)             (5,612)
                                                                                        -------            --------

EARNINGS (LOSS) BEFORE INCOME TAXES AND
     EXTRAORDINARY ITEM                                                                 (8,925)             (7,557)

INCOME TAX EXPENSE                                                                           --                (90)
                                                                                        -------            --------

NET EARNINGS (LOSS) BEFORE EXTRAORDINARY ITEM                                           (8,925)             (7,647)

EXTRAORDINARY ITEM - GAIN ON RETIREMENT OF DEBT                                           4,176                  --
                                                                                        -------            --------

NET EARNINGS (LOSS)                                                               $     (4,749)      $      (7,647)
                                                                                        =======            ========

BASIC EARNINGS (LOSS) PER SHARE:
         Earnings (loss) before extraordinary item                                $      (1.29)      $       (1.06)
         Extraordinary item                                                                0.61                  --
                                                                                        -------            --------
              Net earnings (loss)                                                 $      (0.68)      $       (1.06)
                                                                                        =======            ========

DILUTED EARNINGS (LOSS) PER SHARE:
         Earnings (loss) before extraordinary item                                $      (1.29)      $       (1.06)
         Extraordinary item                                                                0.61                  --
                                                                                        -------            --------
             Net earnings (loss)                                                  $      (0.68)      $       (1.06)
                                                                                        =======            ========

WEIGHTED AVERAGE SHARES OUTSTANDING
         Basic                                                                            6,894               7,215
                                                                                       ========            ========
         Diluted                                                                          6,894               7,215
                                                                                       ========            ========


            See accompanying Notes to Condensed Financial Statements

                               WORLD AIRWAYS, INC.
                         CONDENSED STATEMENTS OF CHANGES
                           IN STOCKHOLDERS' DEFICIENCY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                   Note
                                           Additional                           Receivable   Treasury      Total
                                 Common      Paid-in   Contributed  Accumulated    from      Stock,    Stockholders'
                                  Stock      Capital     Capital      Deficit    WorldCorp   at Cost     Deficiency
                                 -------    ---------  -----------  -----------  ---------   -------     ----------
BALANCE AT
     DECEMBER 31, 1998           $    12  $  42,522    $  3,000    $ (28,434)   $(1,346)    $(39,381)   $   (23,627)

8% Debentures converted into
     Common Stock                    --       1,207          --            --         --           --          1,207

Exercise of 10,000 stock options     --          10          --            --         --           --             10

Amortization of warrants             --          62          --            --         --           --             62

Settlement of Note Receivable
     from WorldCorp                  --          --          --            85      1,346      (1,745)          (314)

Net Loss                               -         --           --      (4,749)          --          --        (4,749)
                                 -------   --------     --------     --------     -------     -------       --------

BALANCE AT
     SEPTEMBER 30, 1999          $    12  $  43,801    $  3,000    $ (33,098)  $       --   $(41,126)   $   (27,411)
                                  ======    =======     =======      ========     =======     =======       ========

            See accompanying Notes to Condensed Financial Statements

                                                WORLD AIRWAYS, INC.
                                        CONDENSED STATEMENTS OF CASH FLOWS
                                      FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                  ( IN THOUSANDS)
                                                    (UNAUDITED)

                                                                                     1999                 1998
                                                                                -------------        --------------
CASH AND CASH EQUIVALENTS AT BEGINNING
    OF PERIOD                                                                   $      16,893        $       25,887

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)                                                                   (4,749)               (7,647)
Adjustments to reconcile net earning (loss) to cash
    provided (used) by operating activities:
     Extraordinary gain on retirement of debt                                         (4,176)                    --
    Depreciation and amortization                                                       5,942                 6,442
    Deferred gain recognition                                                           (793)                 (792)
    Provision for losses on accounts receivable                                            --                 1,772
    Other                                                                                (30)                   895
    Changes in certain assets and liabilities net
       of effects of non-cash transactions:
       Decrease (increase) in accounts receivable                                     (9,369)                 5,654
       Decrease in deposits, prepaid expenses
          and other assets                                                                468                 4,365
       Increase (decrease) in accounts payable, accrued
          expenses and other liabilities                                               10,677               (6,596)
       Increase in unearned revenue                                                     2,672                 3,970
                                                                                     --------              --------
    Net cash provided (used) by operating activities                                      642                 8,063
                                                                                     --------              --------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to equipment and property                                                   (1,227)               (2,543)
Proceeds from disposal of equipment and property                                        1,561                   565
                                                                                     --------              --------
    Net cash provided (used) by investing activities                                      334               (1,978)
                                                                                     --------              --------

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in line of credit borrowing arrangement, net                                   3,384                    --
Repayment of debt                                                                     (8,035)              (12,498)
Proceeds from exercise of stock options                                                    10                    --
Purchase of World Airways common stock, at cost                                            --               (6,174)
Debt issuance costs                                                                        --                  (90)
Loan to WorldCorp, Inc., net                                                               --               (1,751)
                                                                                     --------              --------
    Net cash provided (used) by financing activities                                  (4,641)              (20,513)
                                                                                     --------              --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (3,665)              (14,428)
                                                                                     --------              --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $      13,228        $       11,459
                                                                                     ========              ========


            See accompanying Notes to Condensed Financial Statements

                               WORLD AIRWAYS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


 1. Management believes that all adjustments necessary for a fair statement of results have been included in the Condensed Financial Statements for the interim periods presented, which are unaudited. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and the results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

      These interim period Condensed Financial Statements and accompanying footnotes should be read in conjuction with the Financial Statements contained in World Airways' Annual Report on Form 10-K for the year ended December 31, 1998.

2. Loss per share for the three and nine months ended September 30, 1999 and 1998 are computed as follows (in thousands except per-share data):

                                                                  For the Three Months Ended September 30, 1999
                                                               -------------------------------------------------
                                                               Earnings (Loss)        Shares          Per-Share
                                                                 (Numerator)       (Denominator)        Amount
                                                               --------------      -------------     -----------
      Basic EPS before extraordinary item
         Net earnings (loss)                                   $      (3,125)           6,584        $    (0.47)
                                                                                                       =========
      Effect of Dilutive Securities
         Options                                                           --              --
         8% convertible debentures                                         --              --
                                                                    ---------        --------
      Diluted EPS before extraordinary item
         Net earnings (loss)                                   $      (3,125)           6,584        $    (0.47)
                                                                    =========        ========          =========

                                                                 For the Three Months Ended September 30, 1998
                                                               -------------------------------------------------
                                                               Earnings (Loss)        Shares          Per-Share
                                                                 (Numerator)       (Denominator)        Amount
                                                               --------------      -------------     -----------
      Basic EPS
         Net earnings (loss)                                   $      (1,497)           7,018        $    (0.21)
                                                                                                       =========
      Effect of Dilutive Securities
         Options                                                           --              --
         8% convertible debentures                                         --              --
                                                                      -------        --------
      Diluted EPS
         Net earnings (loss)                                   $      (1,497)           7,018        $    (0.21)
                                                                      =======        ========          =========

                                                                 For the Nine Months Ended September 30, 1999
                                                               -------------------------------------------------
                                                               Earnings (Loss)      Shares             Per-Share
                                                                 (Numerator)     (Denominator)          Amount
                                                                 -----------      -----------          ---------
      Basic EPS before extraordinary item
         Net earnings (loss)                                   $      (8,925)           6,894        $    (1.29)
                                                                                                       =========
      Effect of Dilutive Securities
         Options                                                           --              --
         8% convertible debentures                                         --              --
                                                                      -------          ------
      Diluted EPS before extraordinary item
         Net earnings (loss)                                   $      (8,925)           6,894        $    (1.29)
                                                                      =======          ======          =========

                                                                 For the Nine Months Ended September 30, 1998
                                                               -------------------------------------------------
                                                                Earnings (Loss)      Shares            Per-Share
                                                                  (Numerator)     (Denominator)         Amount
                                                                 --------------    -----------       -----------
      Basic EPS
         Net earnings (loss)                                   $      (7,647)           7,215        $    (1.06)
                                                                                                        ========
      Effect of Dilutive Securities
         Options                                                           --              --
         8% convertible debentures                                         --              --
                                                                      -------          ------
      Diluted EPS
         Net earnings (loss)                                   $      (7,647)           7,215        $    (1.06)
                                                                      =======           =====           ========

3.    Capital Stock

In April 1999, $1,220,000 of the Company's 8% Convertible Senior Subordinated Debentures (the "Debentures") were converted into 137,077 shares of Common Stock. In August 1999 the Company also concluded an agreement with WorldCorp, Inc. ("WorldCorp") to settle a secured loan and other amounts totaling approximately $1.8 million that WorldCorp owed the Company when WorldCorp filed for bankruptcy protection in February 1999. WorldCorp returned 1,068,725 shares of the Company's Common Stock it owned in exchange for forgiveness of the amounts owed. The agreement was approved by the Bankruptcy Court overseeing WorldCorp's bankruptcy proceedings.

Subsequent to September 1999 the Company acquired $2.5 million of its outstanding 8% Convertible Debentures, including accrued interest, for a combination payment of approximately $230,000 cash and the issuance of 368,000 shares of Common Stock from Treasury Stock. The Company will recognize an extraordinary gain of approximately $1.9 million on the transaction in the fourth quarter of 1999. In May 1999, the Company acquired $5.7 million of the Debentures for cash at a 75% discount and recognized an extraordinary gain of $4.2 million in the second quarter.

As of November 9, 1999 WorldCorp and Naluri Berhad ("Naluri") beneficially owned 38.5% and 18.9%, respectively, of the Company's Common Stock, with the balance publicly traded. The Company understands that WorldCorp may file a plan of liquidation in its bankruptcy proceedings in the near future. The Company cannot determine what effect that plan my have on its operations or financial condition.

In connection with amendments to lease agreements for the Company's fleet of MD-11 aircraft the Company has agreed to issue warrants to the leasing companies to acquire an aggregate of 2,000,000 shares of Common Stock for $2.50 per share. The agreements contain anti-dilution provisions and will expire in 2004.

The Company has reached a tentative agreement with the Company's cockpit crewmembers, who are represented by the International Brotherhood of Teamsters ( the "Teamsters"). The new five-year agreement, which was submitted to the full membership for approval in November 1999, will expire in 2003 and replaces the previous one that became amendable in July 1998. The proposed agreement provides for a salary exchange program to reduce wages beginning January 1, 2000 for up to 18 months. Under the proposed program, up to 10% of the crewmembers' wages would be exchanged for the issuance of Company Common Stock. It is anticipated that the salary exchange program will apply to other employees whose annual base compensation exceeds $25,000. The reduction will apply to all management and non-management personnel. The Company must negotiate agreements with its unionized flight attendants and dispatchers before the salary exchange program will apply to them.

4.  Commitments and Contingencies

The Federal Aviation Administration ("FAA") has issued a notice of proposed rulemaking concerning an Airworthiness Directive ("AD") that will require the replacement of insulation blankets in the Company's fleet of aircraft. It is expected the FAA will issue a final AD early in 2000 that will require the replacement of the blankets to be accomplished within four years. The Company presently estimates that the costs of the replacements, including material, labor and out-of- service costs will total approximately $4.9 million per aircraft. The Company has not yet determined how the cost of replacing the blankets will be financed, however, the ultimate resolution of this matter could have a material adverse effect on the Company's financial condition and results of operations.

The Company faces arbitration and a demand for yet to be determined damages resulting from threatened legal action by a foreign company claiming that the Company improperly terminated an aircraft services agreement with that foreign company. The Company also has agreed to mediation, but faces arbitration as a result of a continuing dispute over the cancellation of a charter program with another company. The Company does not believe the resolution of these matters will have a material adverse effect on the Company's financial condition or results of operations.

The Company's flight attendants have filed a grievance challenging the use of foreign flight attendant crews on wet leased flights performed during the 1999 Hadj. The Company is discussing a possible settlement of this and other outstanding grievances. However, the issue may not be settled and may be submitted to an arbitrator whose decision could have a material adverse impact on the financial condition or results of operations of the Company.

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

OVERVIEW

GENERAL

For the third quarter ended September 30, 1999, the Company's operating revenues were $67.5 million, the operating loss was $1.9 million and the net loss was $3.1 million. The loss per share was $0.47 for both basic and diluted earnings per share ("EPS") computed on an average of 6.6 million shares. For the comparable period in 1998 the operating revenues were also $67.5 million producing operating income of $0.8 million and a net loss of $1.5 million. In 1998 the basic and diluted EPS was a loss of $0.21 based on an average of 7.0 million shares.

For the first nine months of 1999, the Company's operating revenues were $200.3 million, the operating loss was $5.8 million and the net loss before an extraordinary gain of $4.2 million on the retirement of debt was $8.9 million. The loss per share before the extraordinary gain was $1.29 for both basic and diluted EPS based on 6.9 million average shares. The net loss was $4.7 million and the basic and diluted loss per share for the nine months was $0.68.
For the comparable period in 1998 the operating revenues were $208.3 million, the operating loss was $1.9 million, the net loss was $7.6 million and the basic and diluted EPS was a loss of $1.06 based on 7.2 million average shares.

SIGNIFICANT CUSTOMER RELATIONSHIPS

During the first nine months of 1999, the Company's business relied heavily on its contracts with the U.S. Air Force's ("USAF") Air Mobility Command ("AMC") and Malaysian Airline System Berhad ("MAS"). In 1999 these customers provided approximately 51% and 12%, respectively, of the Company's revenues and 35% and 13%, respectively, of block hours flown. In 1998 these customers provided approximately 42% and 18%, respectively, of the Company's revenues and 27% and 20%, respectively, of block hours flown.

In October 1999, the Company gave MAS a Notice of Default under an agreement between the companies. The agreement provided that the Company would operate two MD-11 aircraft for MAS through September 2000. MAS has stated it will vigorously defend its position that all of its obligations under the agreement ceased on September 30, 1999. As a result of the dispute the Company is marketing the aircraft to other customers and to the extent it is successful in doing so does not expect that the dispute will have any material adverse effect on its results of operations. The company has not included any future revenues from MAS for the aircraft in the contract backlog disclosed below.

Also in October 1999, the Company announced that it agreed to a three-year extension of a July 1999 agreement to provide air services to Renaissance Cruises. The Company currently operates one aircraft for Renaissance and will add a second and third aircraft to operate for them in April and June 2000. The revenue related to the contract extension is included in the contract backlog disclosed below.

As a result of its contracts with Renaissance Cruises, the USAF and other customers, the Company had a contract backlog at September 30, 1999 of $402 million, compared to $259 million at September 30, 1998. Approximately $48 million of the backlog relates to operations during the remainder of 1999. Approximately 75% and 7% of the backlog relates to its contracts with Renaissance Cruises and the USAF, respectively.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

Total block hours decreased 784 hours, or 8.1%, to 8,929 hours in the third quarter of 1999 from 9,713 hours in 1998, with an average of 10.0 available aircraft during in 1999 compared to an average of 12 in 1998. Average daily utilization (block hours flown per day per aircraft) was 9.7 hours in 1999 and
8.8 hours in 1998. In 1999 wet lease, or ACMI, contracts accounted for 56% of the block hours, a decrease from 69% in 1998. The decrease in ACMI hours reflects a decrease in passenger flying partially offset by an increase in cargo flying. Passenger ACMI flying decreased principally due to a reduction in Hadj flying in 1999. Cargo ACMI flying increased as a result of the efforts initiated in 1998 to increase cargo business. In 1999 full service flying accounted for 43% of the block hours, an increase from 30% in 1998, because of more flying for the USAF.

Operating Revenues. Revenues from flight operations were essentially unchanged in 1999 as compared to 1998, totaling $67.3 million in both periods.

Operating Expenses. Total operating expenses increased $2.8 million, or 4.2%, in 1999 to $69.4 million from $66.6 million in 1998.

Flight operations expenses include all expenses related directly to the operation of the aircraft other than aircraft cost, fuel and maintenance. Also included are expenses related to flight dispatch and flight operations administration. Flight operations expenses increased $2.0 million, or 10.7%, in 1999. This increase resulted primarily from an increase in full service flying which necessitated the employment of additional flight attendants that increased costs by approximately $1.4 million. A reduction in pilots generated cost reductions of approximately $0.9 million. The increase in full service flying in 1999 also resulted in increased costs for passenger food, air to ground communications and aircraft handling costs.

Maintenance expenses decreased $0.8 million, or 5.6%, in 1999. This decrease principally reflects the 8.1% decrease in block hours flown.

Aircraft rent and insurance costs decreased $3.0 million, or 14.1%, in 1999. This decrease resulted primarily from decreases in rent expense for the Company's MD-11 aircraft negotiated with the aircraft lessors in 1998 and the return of two DC-10-30 aircraft prior to the third quarter.

Fuel expenses showed an increase of $3.8 million in the third quarter of 1999 as compared to the third quarter of 1998. This reflects an increase in the number of gallons of fuel consumed as a result of an increase in full service flying and a credit of approximately $2.4 million in the 1998 third quarter. The credit, which was for earlier periods in the year, had no effect on operating income. Year over year consumption increased 34.4%.

Non-operating income and expense, net improved by $1.0 million in 1999 primarily because of a $0.2 million reduction in interest on lower average debt and in 1998 there was a $0.5 million charge related to assets held for sale.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

Total block hours decreased 1,470 hours, or 5.4%, to 25,957 hours in the first nine months of 1999 from 27,427 hours in 1998, with an average of 11.2 available aircraft in 1999 and 12.0 available aircraft in 1998. Average daily utilization (block hours flown per day per aircraft) was 8.5 hours in 1999 and 8.4 hours in 1998. In 1999 wet lease, or ACMI, contracts accounted for 60% of the block hours, a decrease from 70% in 1998. The decrease in ACMI hours reflects a decrease in passenger flying partially offset by an increase in cargo flying. Passenger ACMI flying decreased principally due to the end of a contract with Philippine Air Lines ("PAL") in the first quarter of 1998 and a reduction in Hadj flying in 1999. Cargo ACMI flying increased as a result of the efforts initiated in 1998 to increase cargo business. In 1999 full service flying accounted for 38% of the block hours, an increase from 28% in 1998, primarily because of more flying for the USAF.

Operating Revenues. Revenues from flight operations decreased $8.2 million, or 3.9%, to $199.7 million in 1999 from $207.9 million in 1998. This decrease is primarily due to the 5.4% decrease in block hours flown in 1999 that was partially offset by an increase in the average yield, or average revenue per block hour, due to an increase in full service flying.

Operating Expenses. Total operating expenses decreased $4.1 million, or 1.9%, in 1999 to $206.2 million from $210.3 million in 1998.

Flight operations expenses increased $5.3 million, or 9.9%, in 1999. This increase resulted primarily from an increase in full service flying which necessitated the employment of additional flight attendants that increased costs by approximately $4.5 million. A reduction in the number of pilots generated cost reductions of approximately $2.5 million. Increased full service flying resulted in increased costs for passenger food, air to ground communications and aircraft handling.

Maintenance expenses decreased $5.5 million, or 12.4%, in 1999. This decrease principally reflects the 5.4% decrease in block hours flown and an additional maintenance accrual of $1.4 million relating to an engine overhaul in the first half of 1998.

Aircraft rent and insurance costs decreased $6.0 million, or 9.4%, in 1999. This decrease resulted primarily from decreases in rent expense for the Company's MD-11 aircraft negotiated with the aircraft lessors in 1998 as well as the reduction in the average number of aircraft available.

Fuel expenses increased $3.1 million, or 21.3%, in 1999 due to a 26.8% increase in the number of gallons of fuel consumed that more than offset a 5.4% reduction in the average cost of fuel per gallon.

Commissions decreased $1.6 million in 1999, or 21.9%, principally as a result of commissions being paid for Hadj flying and PAL flying in 1998 that were not paid in 1999.

Non-operating income and expense, net improved by $2.5 million in 1999 primarily because of a $1.0 million gain on the sale of a portion of the Company's interest in an industry-owned organization, a $0.8 million reduction in interest expense because of lower average debt outstanding in 1999 and the $0.5 million charge recorded for assets held for sale in 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company is highly leveraged. At September 30, 1999 the Company's cash and cash equivalents totaled $13.2 million and the ratio of the Company's current assets to its current liabilities ("current ratio") was 0.6:1. Also, as of September 30, 1999, the Company had outstanding long-term debt and capital leases of $55.3 million and notes payable and current maturities of long term obligations of $15.1 million. In addition, the Company has significant long-term obligations relating to operating leases for aircraft and spare engines.

CASH FLOWS FROM OPERATING ACTIVITIES

Operating activities generated $0.6 million in cash in the nine months ended September 30, 1999 compared to generating $8.1 million in the comparable period in 1998. The decrease in 1999 is mainly due to increases of $10.7 million in accounts payable, accrued expenses and other current liabilities and $2.7 million in unearned revenue that more than offset an increase of $9.4 million in accounts receivable. The increase in 1998 principally reflects a $5.7 million decrease in accounts receivable, a $4.4 million decrease in deposits, prepaid expenses and other assets and a $4.0 increase in unearned revenue that more than offset a $6.6 million decrease in accounts payable accrued expenses and other liabilities.

CASH FLOWS FROM INVESTING ACTIVITIES

Investing activities generated $0.3 million in cash in the nine months ended September 30, 1999, compared to using $2.0 million in the comparable period in 1998. In 1999 proceeds from the disposal of equipment and property of $1.6 million more than offset $1.2 million in purchases. In 1998 $2.5 million of purchases of rotable spare parts and computer hardware and software more than exceeded $0.6 million in proceeds from disposals.

CASH FLOWS FROM FINANCING ACTIVITIES

Financing activities used $4.6 million in cash in the nine months ended September 30, 1999 compared to using $20.5 million in the comparable period in 1998. In 1999 cash was principally used for the net repayment of debt. In 1998, cash was used to repay $12.5 million of debt, for the purchase of shares of the Company's common stock for an aggregate cost of $6.2 million and a net loan of $1.8 million to WorldCorp.

OTHER MATTERS

YEAR 2000

The Company's program to review its computer systems and address the issue of computer programs and chips being unable to distinguish between the year 1900 and year 2000 continues to progress as planned. The Company now fully expects that all of its hardware, operating systems and software will either be replaced or upgraded to be Year 2000 compliant by the end of November 1999. Through September 30, 1999 the Company's costs have totaled approximately $75,000 and estimated additional costs to be incurred are approximately $15,000.

The manufacturers of the aircraft and engines and other aircraft components used by the Company have provided considerable information in which they have assured the Company that their equipment is Year 2000 compliant. However, the Company is continuing with its internal efforts to independently verify that its aircraft are Year 2000 compliant.

World Airways has identified its critical business partners and has requested Year 2000 readiness statements from them. Statements have been received from a majority of those requested. The Company has sent out a second notification to those not initially responding and is following up with phone calls for a 100% contact rate and verification of Year 2000 compliance.

The International Air Transport Association ("IATA") continues to establish a database of information on Year 2000 compliance efforts of aviation authorities and airports worldwide. World Airways is evaluating the degree of access to the database it will require in conjunction with its worldwide flight activities. The Company has developed contingency plans in the event some of its flight activities after 1999 are scheduled into airports or geographical areas that are not fully compliant and there are concerns about the safety of flight operations. The Company will continue to monitor development in this area.

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

                                     PART II


ITEM 6.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

 (a)  Exhibits

     No.  Description

     27   Financial data schedule for the quarter ended
          September 30, 1999.                                    Filed Herewith


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




Date: November 10, 1999