Form 10-K
period 1999-12-31
WORLD AIRWAYS INC /DE/
filed 2000-03-29
CIK 949240

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the fiscal year ended: December 31, 1999
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

State by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __________

The aggregate market value of the Common Stock held by non-affiliates of the registrant on March 15, 2000, was approximately $3,244,000.

The number of shares of the registrant's Common Stock outstanding on March 15, 2000 was 6,446,416.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of World Airways, Inc.'s Notice of Annual Stockholder's Meeting and Proxy Statement, to be filed within 120 days after the end of the registrant's fiscal year, are incorporated into Part III of this Report.

                               WORLD AIRWAYS, INC.
                         1999 ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS



PART I
------
Item 1.  Business

Item 2.  Properties

Item 3.  Legal Proceedings

Item 4.  Submission of Matters to a Vote of Securities Holders


PART II
-------
Item 5.  Market for Registrant's Common Equity and Related Stockholders Matters

Item 6.  Selected Financial Data

Item 7.  Management's Discussions and Analysis of Financial
         Condition and Results of Operations

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

Item 8.  Financial Statements and Supplemental Data

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III
--------
Item 10  Directors and Executive Officers of the Registrant

Item 11  Executive Compensation

Item 12  Security Ownership of Certain Beneficial Owners and Management

Item 13  Certain Relationships and Related Transactions


PART IV
-------
Item 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K

                                     PART I


Item 1.   Business

World Airways, Inc. ("World Airways" or the "Company") was organized in 1948 and is a U.S. certificated air carrier. Airline operations account for 100% of the Company's operating revenue. World Airways provides long-range passenger and cargo charter air transportation, serving the U.S. Government, international passenger and cargo air carriers, tour operators, major international freight forwarders and cruise ship companies. The principal executive offices of World Airways are located near Washington Dulles International Airport in The Hallmark Building, 13873 Park Center Road, Herndon, Virginia 20171 and the Company's telephone number is (703) 834- 9200. See Ownership.

In August 1997 the Company issued $50.0 million of 8% Convertible Senior Subordinated Debentures (the "Debentures") due in 2004. Net proceeds of the Debentures were used to purchase 4 million shares of Common Stock for $30.6 million, repay certain indebtedness aggregating approximately $3.8 million, increase working capital and for general corporate purposes. During 1999 $1.2 million of the Debentures were converted into Common Stock and the Company purchased $8.2 million principal amount of Debentures at a discount of approximately 75% for a combination of cash and treasury stock. Also during 1999, the Company hired CIBC World Markets Corp. ("CIBC") as financial advisor to assist the Company with a restructuring and recapitalization of the Company's balance sheet. As part of those efforts CIBC initiated contact with Debenture holders and other parties on strengthening the Company financially. Although in February 2000 CIBC suspended further talks with the holders of the Debentures, they will continue to explore other alternatives for strengthening the Company financially.

The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "Act"). Therefore, this report contains forward looking statements that are subject to risks and uncertainties, including, but not limited to, the reliance on key strategic alliances, fluctuations in operating results and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. These risks could cause the Company's actual results to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company.

Ownership

The Company became a wholly-owned subsidiary of WorldCorp, Inc. ("WorldCorp") in a holding company reorganization in 1987. In 1994 WorldCorp sold 24.9% of its ownership of the Company to Naluri Berhad ("Naluri") (formerly known as MHS Berhad), a Malaysian aviation company. In October 1995, the Company became a publicly owned company following the completion of an initial public offering in which 2,000,000 shares and 900,000 shares of Common Stock were sold by the Company and WorldCorp, respectively.

In 1997 and 1998 the Company purchased 4 million shares of its Common Stock from WorldCorp and Naluri from the proceeds of the Debentures issued in 1997 in accordance with a shareholders agreement. In 1998 the Company also acquired 150,000 of its Common Stock from WorldCorp for approximately $682,000 as payment towards principal, interest and expenses of a loan to WorldCorp. Also, in 1998 the Company acquired 80,000 shares of its Common Stock in open market purchases.

On February 12, 1999 WorldCorp filed a petition for protection from its creditors under Chapter 11 of the U. S. Bankruptcy laws in the United States Bankruptcy Court for the District of Delaware. In August 1999 the Company concluded an agreement with WorldCorp to settle a secured loan and other amounts totaling approximately $1.8 million that WorldCorp owed the Company when WorldCorp filed for bankruptcy protection. In connection with the agreement, that was approved by the Bankruptcy Court overseeing WorldCorp's bankruptcy proceedings, WorldCorp returned 1,069,000 shares of the Company's Common Stock (based on market value at date of settlement) it owned in exchange for the $1.8 million owed.

Under an agreement among World Airways, WorldCorp and Naluri, if at any time after October 30, 1996 World Airways registers additional Common Stock under the Securities Act of 1933, Naluri has the right to demand the registration of its shares of the Company's Common Stock. Under a shareholders agreement, Naluri has the right to nominate two members to the Company's Board of Directors and WorldCorp has agreed to vote its shares of Common Stock to elect such nominees. Also, if without the prior written consent of Naluri: (1) World Airways sells all or substantially all of its business; or (2) World Airways fundamentally changes its line of business, then Naluri has the option to require WorldCorp to purchase all or part of Naluri's shares at fair market value. Fair market value is defined to be not less than the aggregate of the costs borne by Naluri in acquiring and holding its World Airways shares. Management has indicated that it does not have any current intent to take any such actions without the prior consent of Naluri or the directors nominated by Naluri.

The shareholders agreement also provides that if WorldCorp's ownership interest in the Company falls below 51% of the outstanding shares of Common Stock, then Naluri may either sell its shares to a third party or require WorldCorp to sell a pro rata number of shares held by Naluri to the party purchasing WorldCorp's shares. Naluri has not taken any action to exercise its rights as a result of WorldCorp's ownership falling below 51% in 1999. Naluri also has a right of first refusal to purchase shares of Common Stock issued by the Company or sold by WorldCorp and to purchase additional shares of Common Stock to maintain its ownership percentage in the Company.

At February 29, 2000, WorldCorp and Naluri own 38.5% and 18.9%, respectively, of the outstanding Common Stock of World Airways, with the balance publicly traded. Except as limited by contractual arrangements with Naluri, the beneficial owner of WorldCorp's interest in the Company is in a position to have significant influence over the outcome of many issues effecting World Airways' stockholders, including the election of members of World Airways' Board of Directors, adoption of amendments to World Airways' Certificate of Incorporation, and approval of mergers.

On March 16, 2000, WorldCorp, and its wholly-owned subsidiary WorldCorp Acquisition Corp., filed a proposed plan of liquidation in the bankruptcy court that calls for all of their shares of World Airways Common Stock to be sold or distributed to creditors. In order to facilitate such a sale or distribution, the Company intends to register those shares under the Securities Act of 1933. In addition, a group of investors that includes members of the Company's management and Board of Directors are negotiating to purchase some or all of the shares. Any such sale will be subject to approval by the bankruptcy court and to higher and better offers from competing bidders.

WorldCorp's proposed plan of liquidation also calls for the shareholders agreement with Naluri to be rejected, meaning that WorldCorp will not perform its obligations under the agreement and the agreement will not be binding on the purchasers of the shares of Common Stock. The WorldCorp plan of liquidation is currently being considered by creditors and is scheduled to be presented to the bankruptcy court for approval on April 26, 2000. WorldCorp's rejection of the shareholders agreement could have the effect of reducing or eliminating any continuing obligations of the Company under that agreement.

Overview & Operating Environment

For more than 51 years World Airways has been a global provider of long-range passenger and cargo air transportation services to the U.S. Air Force ("USAF"), major international airlines, major international freight forwarders, international leisure tour operators and, more recently, cruise ship companies. As of February 29, 2000 the Company's operations employ ten wide-body long-range aircraft that are operated under two types of fixed-rate contracts - ACMI or Full Service.

Historically most of the Company's contracts have required the Company to supply aircraft, crew, maintenance and insurance ("ACMI" or "wet lease"), while the Company's customers have been responsible for other operating costs, including fuel. In recent years the Company has begun to operate its aircraft under 'full service" contracts whereby, in addition to ACMI costs, the Company is responsible for most other costs associated with flight operations including landing, handling and fuel. Under both types of contracts the customer bears the risk of filling the aircraft's passenger and cargo capacity. World Airways' airline customers have determined that outsourcing a portion of their wide-body passenger and cargo requirements can be less expensive, and offer greater operational and financial flexibility, than expanding their aircraft fleet.

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

World Airways focuses its marketing efforts on the U.S. Air Force Air Mobility Command ("AMC"), cruise ship companies, international leisure tour operators, freight operators and international airlines operating in countries where rapid economic development drives demand for the Company's services. The Company believes that its modern fleet of aircraft is well suited to the needs of its customers and provides superior economics as compared to other popular aircraft. The Company increases its potential customer base by being able to serve both passenger and cargo customers. The Company flies passenger, cargo and passenger/cargo convertible aircraft that permits it to target more opportunities.

The Company generally charges customers on a block hour basis rather than on a per seat, per pound or seat mile basis. "Block hours" are defined as the elapsed time from the moment the aircraft first moves under its own power at the point of origin to the time it comes to rest at its final destination. "Seat miles" are defined as the number of miles an aircraft flies times the number of seats on the aircraft. The Company generally charges a lower rate per block hour for ACMI contracts than full service contracts, although it does not necessarily earn a lower profit.

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

The market for passenger and cargo ACMI and full service charter business is highly competitive. Certain of the passenger and cargo air carriers that the Company competes with have substantially greater financial resources and more extensive facilities and equipment than the Company. The Company believes that the most important basis for competition in the charter business include the age of the aircraft fleet, the passenger, range and payload capacities of the aircraft, in addition to the price, flexibility, quality and reliability of the air transportation service provided. Competitors in the passenger charter market include Martinair, Tower Air, Omni Air International and American Trans Air and in the cargo charter market include all-cargo carriers, Atlas Air, Gemini Air Cargo, Polar Air Cargo and Kitty Hawk, and scheduled and non-scheduled passenger carriers that have substantial belly capacity. The ability of the Company to compete depends, in part, upon its success in convincing major international airlines and tour operators that outsourcing some portion of their air passenger and cargo business is cost-effective.

The Company operates in a challenging business environment. The air transportation industry is highly sensitive to general economic conditions. Since a substantial portion of passenger airline travel (both business and personal) is discretionary, the industry tends to experience adverse financial results during general economic downturns and can be adversely affected by unexpected global political developments. The financial results of air cargo carriers are also adversely affected by general economic downturns that result in reduced demand for air cargo transportation.

Prior to 1999 the Company derived a significant percentage of its revenues and block hours from its operations in the Pacific Rim region. In 1997 through 1999 these operations were adversely effected by economic conditions in Malaysia, Indonesia and other countries in the Asia Pacific Region. Those conditions included national liquidity crises, significant depreciation in the value of the ringgit and rupiah, higher domestic interest rates, reduced opportunity for refinancing or refunding of maturing debts, and a general reduction in spending throughout the region. However, management now believes these conditions have started to improve and will provide new opportunities to wet lease aircraft to airline customers, particularly those who have deferred or canceled new aircraft orders but are still in need of providing additional airlift.

Similarly to other airlines, the Company's business is affected by seasonal factors. During the early part of the first quarter, the Company typically experiences lower levels of utilization and revenue per block hour ("yield"), due to lower demand relative to other times of the year. The Company experiences higher levels of utilization and yields in the later part of the first quarter continuing into the second quarter, principally due to higher demand for commercial passenger services associated with the annual Hadj pilgrimage. Because the Islamic calendar is a lunar-based calendar, the Hadj pilgrimage occurs approximately 10 to 12 days earlier each year relative to the Western (Gregorian) calendar. In 2000, the Company's flight operations associated with the Hadj pilgrimage will occur from February 14 to April 14.

Due to the high fixed costs of leasing and maintaining aircraft and costs for cockpit crewmembers and flight attendants, the Company's aircraft must have high utilization at attractive rates in order for the Company to operate profitably. Although World Airways' preferred strategy is to enter into long-term contracts with customers, the terms of existing customer contracts are shorter than the terms of the Company's lease obligations with respect to its aircraft. There is no assurance that the Company will be able to enter into additional contracts with new or existing customers or that it will be able to obtain enough additional business to fully utilize each aircraft. World Airways' financial position and results of operations could be materially adversely affected even by relatively brief periods of low aircraft utilization and yields.

World Airways' current operating philosophy is to build on its existing relationships to achieve a strong platform for future growth while at the same time grow its full service and cargo business. The Company's strategy is based, first and foremost, upon providing the highest level of service to its customers, thereby maintaining and expanding the amount of business being done with existing customers. The Company perceives a number of opportunities for its charter business created by a growing global economy, particularly long-term growth in second and third world economies where the demand for airlift exceeds capacity, notwithstanding economic problems faced by some developing countries in recent years. World Airways attempts to maximize profitability by combining ACMI contracts with full service agreements that meet the peak seasonal requirements of its customers. The Company can respond to rapidly changing market conditions and requirements because its fleet of aircraft can be deployed in a variety of configurations.

Consistent with prior years, the Company has unsold capacity in the third and fourth quarters of 2000 and beyond, however, historically it has been successful in obtaining new business to utilize such capacity. Although there can be no assurance that it will be able to secure additional business to utilize this unsold capacity, the Company is actively seeking additional business for 2000 and beyond. The Company's financial results and financial condition would be affected adversely if the Company is unable to secure business to utilize its unsold capacity.

Customers

Over the years, the Company has had long-term business relationships with several major international airlines and with the AMC of the USAF.

In 1999, the Company's principal customers were the USAF and Malaysian Airline System Berhad ("Malaysia Airlines" or "MAS"). For the year ended December 31, 1999, these customers provided approximately 51.0%, and 9.0%, respectively, of the Company's revenues and 35.1%, and 11.1%, respectively, of total block hours flown. In 1998, the Company's principal customers were the USAF, MAS, and P.T. Garuda Indonesia ("Garuda"). For 1998, these customers provided approximately 40.9%, 18.6%, and 11.7%, respectively, of revenues and 27.1%, 18.2%, and 12.8%, respectively, of total block hours flown. In 1997, the USAF, MAS and Garuda provided approximately 25.4%, 21.0%, and 9.9%, respectively, of the Company's revenues and 15.8%, 22.6%, and 10.8%, respectively, of total block hours flown. A contract with Philippine Airlines, which expired in February 1998, provided 31% of revenues and 34% of block hours flown in 1997.

U.S. Air Force. The Company has provided air transportation services, principally on an international basis, to the USAF since 1956. In exchange for requiring pledges of aircraft to the Civil Reserve Aircraft Fleet ("CRAF") for use in times of national emergency, the USAF grants awards to CRAF participants for peacetime transportation of personnel and cargo. The overall downsizing of the U.S. military places a premium on the mobility of the U.S. armed forces.

The USAF awards points to air carriers acting alone or through teaming arrangements in proportion to the number and type of aircraft made available to CRAF. The Company utilizes teaming arrangements to maximize the value of potential awards. Until 1999 the Company lead a contractor teaming arrangement that enjoyed a large market share of the USAF's overall commercial airlift requirement. During a period in which the U.S. military downsized substantially, the Company's portion of the fixed USAF award increased from $15.6 million for the government's 1992-93 fiscal year, to $86 million for the government's 1998-99 fiscal year. The Company's teaming agreement negotiations for fiscal year October 1999 to September 2000 resulted in a substantially reduced share of the USAF's fixed commercial airlift requirement - $27 million compared to the $86 million for 1998-1999. However, the Company believes it will be in a position to obtain an increased share of expansion flying which is customarily awarded by the USAF over and above the fixed contract flying. In calendar year 1999, the Company's revenue from the fixed award was $94 million and its AMC expansion revenue was $40.5 million. In December 1999, the Company was requested by AMC to operate passenger charter flights from January 28, 2000 through April 2000 to replace another carrier that had previously been awarded a contract for the flying. The value of the additional flying is approximately $13.5 million. The Company cannot determine how future military spending budgets, airlift requirements, and national security considerations for a continued strong and balanced CRAF and the instability of other countries will combine to affect future business with the USAF.

Malaysia Airlines. World Airways has provided wet lease services to Malaysia Airlines since 1981 for MAS' scheduled passenger and cargo operations as well as transporting passengers for annual Hadj pilgrimages. Naluri, which owns 18.9% of World Airways' Common Stock, also owns 28% of MAS. In 1999 and 1998, the Company received approximately $7.3 million and $19.5 million, respectively, in revenue associated with minimum guarantee payments from MAS. Effective October 1999 the Company ceased operating for MAS as a result of the cessation of monthly payments by MAS for the remaining aircraft being operated for them. MAS has taken the position that its obligations to make payments for the aircraft ceased on September 30, 1999. The Company deployed the aircraft elsewhere following MAS's cessation of payments.

Renaissance Cruises. The Company began flying one aircraft for Renaissance Cruises ("Renaissance") in August 1999, providing exclusive air service to Athens, Greece, and Istanbul, Turkey, from New York. Subsequently in 1999 the Company and Renaissance agreed to a three-year extension of the original agreement. The Company expects to dedicate a second aircraft to serving Renaissance later in 2000 and a third aircraft in 2001. The additional aircraft will expand the current service and provide additional service to Lisbon, Portugal, and Barcelona, Spain. Although Renaissance only accounted for 4.2% of revenues and 3.5% or block hours in 1999, the Company expects that Renaissance will become one of the Company's more significant customers in future years.

Garuda. The Company has flown for Garuda periodically since 1973. In 1997, approximately 40,000 of the 200,000 Indonesians who traveled to Jeddah for the Hadj pilgrimage flew on the Company's aircraft and the Company operated six aircraft for Garuda during the 1998 pilgrimage. The Company did not operate any aircraft for Garuda for the 1999 Hadj; however, the Company will be operating four aircraft for Garuda for the 2000 Hadj.

STAF. In April 1998, the Company entered into an agreement with Servicios De Transportes Aereos Fueguinos ("STAF") to provide one cargo aircraft for a three-year term that began in May 1998.

The Company had an overall contract backlog at December 31, 1999 of $370 million, compared to $237 million at December 31, 1998. Approximately $148 million of the backlog relates to operations during 2000. The Company's backlog for each contract is determined by multiplying the minimum number of block hours guaranteed under the applicable contract by the specified hourly rate under such contract. Approximately 70.1% and 7.6% of the backlog relates to its contracts with Renaissance and the USAF, respectively.

See Note 13 of the Company's "Notes to Financial Statements" in Item 8 for additional information regarding major customers and foreign source revenue.

Information concerning the classification of the Company's revenues comprising 10% or more of total operating revenues is presented in the following table (in millions):

                             Year Ended December 31,
                                 1999 1998 1997

     Passenger Charter Operations      $   195.6       $   221.9      $   267.3
     Cargo Charter Operations               67.6            47.7           39.5

Aircraft Fleet

As of February 29, 2000 the Company's operating fleet consisted of eight MD-11 and two DC-10-30 aircraft, all of which are leased under operating leases. The MD-11 aircraft include five passenger aircraft (two of which are long-range versions), one freighter aircraft and two convertible aircraft. The DC10-30 aircraft include one passenger aircraft and one convertible aircraft.

Maintenance

Airframe and engine maintenance costs that account for most of the Company's maintenance expenses typically increase as the aircraft fleet ages. The Company outsources major airframe maintenance and engine work to several suppliers. The Company has a contract expiring in April 2003 with United Technologies Corporation's Pratt & Whitney Group for all off-wing maintenance on the PW 4462 engines that power its MD-11 aircraft. Under this contract, the manufacturer agreed to provide such maintenance services at a cost not to exceed specified rates per flight hour during the term of the contract. The Company presently does not expect its maintenance costs per flight hour to exceed the rates specified in the contract.

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

In 1999 the FAA issued a notice of proposed rulemaking concerning an Airworthiness Directive ("AD") that will require the replacement of insulation blankets on the Company's MD-11aircraft. It is expected the FAA will issue a final AD in 2000 that will require the replacement of the blankets to be accomplished within four years. The Company presently estimates that the cost of the replacement, including labor, material and out-of-service costs will total approximately $4.9 million per aircraft. The Company has not yet determined how the cost of replacing the blankets will be financed. The ultimate resolution of this matter could have a material adverse effect on the Company's financial condition and results of operations.

As of December 31, 1999, the FAA has also issued two modification requirements and proposed one that will require the Company to make future modifications to its aircraft. The first requirement provides that lower cargo compartments of aircraft have fire suppression systems installed by March 2001. All of the Company's aircraft except one currently comply with this requirement. The estimated cost of modifying the one aircraft is approximately $0.4 million. The second requirement provides that all aircraft have expanded recording capabilities by August 2001 through the installation of Digital Flight Data Recorders. The Company estimates the cost of installing such recorders in its fleet will be approximately $0.5 million. It is also expected that the FAA will issue a rule prior to December 21, 2000 that will require the Company to install Enhanced Ground Proximity Warning Systems in its aircraft. The Company currently estimates the cost of such installation will be approximately $65,000 per aircraft.

In March 2000, the FAA issued an AD that will require the Company to make modifications to the control system for the automatic cargo loading system on five of the Company's MD-11 aircraft. The Company expects it will be able to comply with the AD at minimal cost and with no disruption to flight operations.

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

The Company's international operations are generally governed by a network of bilateral civil air transport agreements providing for the exchange of traffic rights between governments which then select and designate air carriers authorized to exercise such rights. In the absence of a bilateral agreement, such international air services are governed by principles of comity and reciprocity. Bilateral provisions pertaining to the wet lease services in which the Company is engaged vary considerably depending on the particular country. Most bilateral agreements into which the U.S. has entered permit either country to terminate the agreement with one year's notification to the other. In the event a bilateral agreement is terminated, international air service between the affected countries is governed by the principles of comity and reciprocity.

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

Pursuant to federal law, no more than 25% of the voting interest in the Company may be owned or controlled by foreign citizens. In addition, under existing precedent and policy, actual control must reside in U.S. citizens. As a matter of regulatory policy, the DOT has stated that it would not permit aggregate equity ownership of a domestic air carrier by foreign citizens in an amount in excess of 49%. The Company believes it fully complies as of the date hereof with these U.S. citizen ownership requirements.

Due to its participation in the CRAF program of the USAF, the Company is subject to inspections approximately every two years by the military as a condition of retaining its eligibility to perform military charter flights. The last such inspection was undertaken in 1998 and the next is anticipated to occur in April 2000. As a result of such inspections, the Company has been required to implement measures, such as the establishment of a crew resource management course, beyond those required by the DOT, FAA and other government agencies. The USAF may terminate its contract with the Company if the Company fails to pass such inspection or otherwise fails to maintain satisfactory performance levels, if the Company loses its airworthiness certificate or if the aircraft pledged to the contracts lose their U.S. registry or are leased to unapproved carriers.

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

Employees

As of February 29, 2000, the Company had 849 full time equivalent employees classified as follows:

                                                   Number of
                                                   Full-Time
     Classification                                Employees
     --------------                                ---------
     Management                                         15
     Administrative and Operations                     270
     Cockpit Crew                                      232
     Flight Attendants                                 332
                                                    ------
     Total Employees                                   849
                                                    ======

The Company's cockpit crewmembers, approximately 27% of the Company's employees, who are represented by the International Brotherhood of Teamsters (the "Teamsters"), are subject to a collective bargaining agreement that will be amendable June 30, 2003.

The Company's flight attendants, approximately 39% of the Company's employees, who are also represented by the Teamsters, are subject to a four-year collective bargaining agreement that will be amendable June 30, 2000. The Company's flight attendants have argued the "scope clause" of the collective bargaining agreement has been violated by the Company and have challenged the use of foreign flight attendant crews on the Company's flights for Garuda Indonesia which has historically been the Company's operating procedure. In certain instances the Company is contractually obligated to permit its customers to deploy their own flight attendants. While the arbitrator in this matter denied in 1997 the Union's request for back pay to affected flight attendants for flying relating to the 1994 Hadj, the arbitrator concluded that the Company's contract with its flight attendants requires the Company to first actively seek profitable business opportunities that require using the Company's flight attendants, before the Company may accept wet lease business opportunities that use the flight attendants of the Company's customers. In 1997, the flight attendants filed "scope clause" grievances with respect to four separate wet-lease contracts and in January 2000 they filed another "scope clause" grievance with respect to the 2000 Garuda Hadj agreement. An adverse decision on one or more of the grievances could have a material adverse impact on the financial condition or results of operations of World Airways.

The Company's aircraft dispatchers, who are represented by the Transport Workers Union (the "TWU") are subject to a collective bargaining agreement that will be amendable December 31, 2003. Fewer than 12 Company employees are covered by this collective bargaining agreement.

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

Item 2.   Properties

Flight Equipment

At December 31, 1999, the Company's operating fleet consisted of 10 leased aircraft as follows:

                                         Capacity
                                    ---------------------
                                    Passenger      Cargo
    Aircraft(a)                     (Seats)(b)     (Tons)        Total
    -----------------------------   ----------     ------        -----
    McDonnell Douglas MD-11            409           --            3
    McDonnell Douglas MD-11F            --           95            1
    McDonnell Douglas MD-11CF          410           90            2
    McDonnell Douglas MD-11ER          409           --            2
    McDonnell Douglas DC10-30          355           --            1
    McDonnell Douglas DC-10-30CF       380           65            1
                                                               -----
        Total                                                     10

Notes
(a) "F" aircraft are freighters; "CF" are convertible freighters and may operate in either passenger or freight configurations. "ER" aircraft have extended-range capabilities.

(b) Based on maximum operating configurations. Other configurations are occasionally used.

The lease terms for the MD-11 aircraft expire between 2005 and 2020 (assuming the exercise of a 12-year lease extension for the two MD-11ER aircraft). In 1999, in conjunction with amending the leases, the lessors obtained the right, based on a failure of the Company to meet certain financial performance requirements, that allow them to cancel the lease of any aircraft with 12 months notice. To date, the Company has not been notified of any intent of the lessors to cancel lease. If the Company fails to achieve a certain annual net income level in 2000 and subsequent years, the lessors have similar termination rights. The termination rights for the two MD-11ER aircraft extend into 2006 and the termination rights for the other six MD-11 aircraft extend through 2001.

The lease term on the DC-10-30CF aircraft expires in January 2003. The lease term for the other DC-10-30 aircraft is cancelable by the Company with 90 days notice. The Company presently intends to operate the aircraft through the balance of 2000.

Ground Facilities

The Company leases office space located near Washington Dulles International Airport, which houses its corporate headquarters and substantially all of the administrative employees of the Company. In addition, the Company leases additional office and warehouse space in New York, New York; Wilmington, Delaware; Los Angeles, California; Yokota, Japan; and Frankfurt, Germany. Additional small office and maintenance material storage space is leased at often frequented airports to provide administrative and maintenance support for commercial and military contracts.

Item 3.   Legal Proceedings

In connection with the discontinuance of World Airways' scheduled service operations in 1996, the Company has been subject to claims by various third parties and may be subject to further claims in the future. A claim has been filed in Germany against the Company by a tour operator seeking approximately $3.5 million in compensation related to the cancellation of a summer program in 1996. The Company believes it has substantial defenses to this action, although no assurance can be given of the eventual outcome of this litigation.

In addition, World Airways is party to routine litigation and administrative proceedings incidental to its business, none of which is believed by the Company to be likely to have a material adverse effect on the financial condition and results of operations of the Company.

Item 4.   Submission Of Matters To A Vote Of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 1999.

                                     PART II

Item 5.   Market For Registrant's Common Equity And Related Stockholder Matters

The Company's Common Stock trades on the Nasdaq SmallCap Market of The Nasdaq-Amex Market GroupSM under the symbol: WLDA. The high and low bid prices of the Company's Common Stock, as reported by Nasdaq, for each quarter in the last two fiscal years are as follows:

                                                        Common Stock
                                                 --------------------------
                                                   High                Low
                                                 --------            ------

     1999
     Fourth Quarter                               1 3/16               3/4
     Third Quarter                                1 5/8                 1
     Second Quarter                               2 1/4                 1
     First Quarter                                1 1/2                 1

     1998
     Fourth Quarter                               2 1/4                7/8
     Third Quarter                                3 15/16               1
     Second Quarter                               5 7/8              3 7/8
     First Quarter                                6 13/16            5 1/8

The Company has not declared or paid any cash dividends or distributions on its Common Stock since 1992. The Company currently intends to retain future earnings to fund the development and growth of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future. Any future decision concerning the payment of dividends on its Common Stock will depend upon the results of operations, financial condition, capital expenditure plans of the Company, provisions of certain financing instruments as well as such other factors as the Board of Directors, in its sole discretion, may consider relevant.

A Credit Agreement with GMAC Financial Corporation (the "Credit Agreement") contains restrictions on the Company's ability to pay dividends or make any distributions of Common Stock in excess of 5% of the total aggregate outstanding amount of stock, except that the Company may make quarterly dividends so long as in any six month period, such dividends do not exceed 50% of the Company's aggregate net income for the previous six months.

WorldCorp is subject to the provisions of an indenture, expiring in 2004, which causes the Company not to pay dividends upon the occurrence of any events of default by WorldCorp under the indenture. In WorldCorp's February 1999 bankruptcy filing it disclosed that interest payments due on debentures issued pursuant to the indenture were not made in 1998 which would constitute an event of default. However, the indenture is not applicable to World Airways if WorldCorp's ownership percentage is below 50% of the issued and outstanding shares of Common Stock. WorldCorp now owns less than 50% of the Company's outstanding Common Stock and is not expected to increase its ownership above 50% in the future.

The approximate number of shareholders of record at February 29, 2000 is 95, and does not include those shareholders who hold shares in street name accounts.

Item 6.   Selected Financial Data

WORLD AIRWAYS, INC.
Selected Financial Data

                                                                          Year Ended December 31,
                                                     --------------------------------------------------------------
                                                        1999         1998         1997         1996         1995
                                                        ----         ----         ----         ----         ----
                                                                   (in thousands except per share data)
Results of operations:
Operating revenues                                   $ 263,998    $ 271,149     $ 309,412   $ 309,587     $ 242,386
Operating expenses                                     274,247      274,317       292,555     287,942       226,488
Operating income (loss)                               (10,249)      (3,168)        16,857      21,645        15,898
Earnings (loss) from continuing
     operations before income taxes
     and extraordinary item                           (13,653)     (10,905)        12,230      19,032        14,748
Earnings (loss) from continuing operations,
      before extraordinary item                       (13,653)     (11,032)        11,967      18,353        14,146
Discontinued operations                                     --           --         (515)    (32,375)       (5,250)
Extraordinary item                                       6,030           --            --          --            --
Net earnings (loss)                                    (7,623)     (11,032)        11,452    (14,022)         8,896
Cash dividends                                              --          --             --          --            --
Basic earnings (loss) per common share:
     Continuing operations                              (2.04)       (1.54)          1.16        1.55          1.35
     Discontinued operations                                --           --        (0.05)      (2.74)        (0.50)
       Extraordinary item                                 0.90           --            --          --            --
     Net earnings (loss)                                (1.14)       (1.54)          1.11      (1.19)          0.85
     Weighted average Common Stock outstanding           6,692        7,161        10,302      11,806        10,477
Diluted earnings (loss) per common share:
     Continuing operations                              (2.04)       (1.54)          1.09        1.55          1.34
     Discontinued operations                                --           --        (0.05)      (2.74)        (0.50)
       Extraordinary item                                 0.90           --            --          --            --
     Net earnings (loss)                                (1.14)       (1.54)         1.04       (1.19)          0.84
     Weighted average Common Stock and common
         equivalent shares outstanding                   6,692        7,161       12,279       11,806        10,572

Financial Position:
Cash and short-term investments                      $  12,406    $  16,893     $  25,887   $   8,075     $  26,180
Total assets                                           109,736      116,437       149,148     127,524       130,695
Notes payable and long-term obligations including
     current maturities                                 63,287       80,492        88,966      50,538        37,112
Stockholders' equity (deficiency)                     (29,838)     (23,627)       (4,771)       8,362        30,340

Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations presented below relates to the operations of World Airways as reflected in its financial statements.

Results Of Operations
---------------------
Operating Losses

While the Company generated operating income in 1995 through 1997, it sustained operating losses in 1998 and 1999. For 1996, the Company had a net loss which resulted from losses incurred in the Company's scheduled service operations that were discontinued in 1996. For 1998 the Company had an operating loss of $3.2 million and a net loss of $11.0 million. For 1999 the Company had an operating loss of $10.2 million and a loss before extraordinary item of $13.7 million. The Company's net loss after extraordinary gains on the extinguishment of debt of $6.0 million was $7.6 million. There can be no assurance that the Company will be able to generate income in 2000 or future years.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

Total block hours decreased 1,938 hours, or 5.5%, to 33,595 hours in 1999 from 35,533 hours in 1998, with an average of 10.9 available aircraft per day in 1999 compared to 12 in 1998. Average daily utilization (block hours flown per day per aircraft) increased to 8.4 hours in 1999 from 8.1 hours in 1998. In 1999, the Company continued to obtain a higher percentage of its revenues under wet lease contracts as opposed to full service contracts. In 1999, full service contracts accounted for 40.1% of total block hours compared with 27.6% in 1998.

Operating Revenues. Operating revenues decreased $7 million, or 2.6%, to $264 million in 1999 from $271 million in 1998. This decrease was primarily attributable to the decrease in block hours flown, partially offset by a shift in business from ACMI flying to full service flying. Also, in 1999 the Company received approximately $7.3 million in revenue associated with minimum guarantee payments from MAS versus approximately $19.5 million in 1998.

Operating Expenses. Total operating expenses were flat year over year, $274.2 million in 1999 compared to $274.3 million in 1998

Flight expenses include all expenses related directly to the operation of the aircraft other than aircraft rent, fuel and maintenance. Also included are expenses related to flight dispatch and flight operations administration. Flight expenses increased $10.6 million, or 15.3%, in 1999 to $79.9 million from $69.3 million in 1998. This increase resulted primarily from increases in flight attendant costs and passenger food due to the shift to more full service flying.

Maintenance expenses decreased $3.2 million, or 5.7%, in 1999 to $54.1 million from $57.3 million in 1998. This decrease resulted primarily from a decrease in the average number of aircraft from 12 to 10.9 and the reduction in hours flown. This was partially offset by the normal increase in maintenance costs generally experienced with aging aircraft. In addition, the Company experienced an increase in costs associated with the MD-11 aircraft and related engines as a result of certain manufacturer guarantees and warranties that were fully expired in 1998 and maintenance costs that increased pursuant to contractual agreements. The Company expects its maintenance expense to increase further in future years as its aircraft fleet gets older.

Aircraft costs decreased $8.7 million, or 10.4%, in 1999 to $76 million from $84.7 million in 1998. This decrease principally reflects reductions in the lease rates for the fleet of MD-11 aircraft and the return of two DC 10-30 aircraft in 1999.

Fuel expenses increased $4 million, or 21%, in 1999 to $23 million from $19.0 million in 1998. This increase reflects the increase in full service block hours flown partially offset by a decrease in average fuel prices from $0.85 in 1998 to $0.68 in 1999. The Company is generally able to pass fuel cost increases through to its customers.

Commissions decreased $2.3 million in 1999 to $6.6 million from $8.9 million in 1998. This decrease resulted from the end of the Philippine Airlines contract in February 1998 and reduced expenses incurred in connection with reduced revenues relating to a decrease in AMC flying.

Depreciation and amortization decreased $0.3 million, or 4%, in 1999 to $8.2 million from $8.5 million in 1998. This decrease resulted primarily from a decrease in both the depreciation of DC-10 leasehold improvements and amortization of other assets, partially offset by an increase in the depreciation of owned engines.

Sales, general and administrative expenses decreased $1.4 million, or 5.5%, in 1999 to $23.9 million from $25.3 million in 1998. This decrease principally reflects a $1.3 million decrease in general insurance costs.

Interest expense decreased $1.1 million in 1999 to $6.3 million from $7.4 in 1998. This decrease resulted from reductions in the average amount of debt outstanding during the two periods.

Other non-operating income includes gains of approximately $2 million on the sale of the Company's interest in an unaffiliated communications company. There were no comparable gains in 1998.

Extraordinary Gain. In 1999 the Company acquired $8.2 million of the outstanding 8% Debentures for cash and other considerations at a discount of approximately 75% resulting in extraordinary gains of $6 million.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

Total block hours decreased 8,247 hours, or 18.8%, to 35,533 hours in 1998 from 43,780 hours in 1997, with an average of 12 available aircraft per day in 1998 compared to 12.9 in 1997. Average daily utilization decreased to 8.1 hours in 1998 from 9.3 hours in 1997. In 1998, the Company continued to obtain a higher percentage of its revenues under wet lease contracts as opposed to full service contracts. In 1998, wet lease contracts accounted for 70.0% of total block hours compared with 81.2% in 1997.

Operating Revenues. Operating revenues decreased $38.3 million, or 12.4%, to $271 million in 1998 from $309 million in 1997. This decrease was primarily attributable to the decrease in block hours flown, partially offset by a shift in business from ACMI flying to full service flying. Also, in 1998 the Company received approximately $19.5 million in revenue associated with minimum guarantee payments from Malaysia Airlines versus approximately $14.2 million from Malaysian Airlines and another customer in 1997.

Operating Expenses. Total operating expenses decreased $18.1 million, or 6.2%, in 1998 to $274 million from $293 million in 1997.

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

Maintenance expenses decreased $8.7 million, or 13.1%, in 1998 to $57.3 million from $66.0 million in 1997. This decrease resulted primarily from a decrease in the average number of aircraft from 12.9 to 12 and the reduction in hours flown. This was partially offset by an additional maintenance accrual of $1.4 million relating to an engine overhaul in the first quarter of 1998 and the normal increase in maintenance costs generally experienced with aircraft fleets as the aircraft get older. In addition, the Company experienced an increase in costs associated with the MD-11 aircraft and related engines as a result of certain manufacturer guarantees and warranties that were fully expired in 1998.

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

Depreciation and amortization decreased $0.2 million, or 1.7%, in 1998 to $8.5 million from $8.7 million in 1997. This decrease resulted primarily from a decrease in both the depreciation of DC-10 leasehold improvements and amortization of other assets, offset by an increase in the depreciation of owned engines.

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

Liquidity And Capital Resources
-------------------------------
World Airways' cash and short-term and long-term marketable investments at December 31, 1999 totaled $14.1 million. As is common in the airline industry, the Company operates with a working capital deficit. At December 31, 1999, World Airways' current assets were $30.3 million and current liabilities were $55.2 million.

World Airways is highly leveraged. The Company incurred substantial debt and lease commitments in connection with its acquisition of MD-11 aircraft and related spare parts. As of December 31, 1999, the Company had outstanding long-term debt and capital leases of $52.1 million, and notes payable and current maturities of long-term obligations of $11.2 million. In addition, the Company has significant long-term obligations relating to operating leases for aircraft.

The Company has historically financed working capital and capital expenditure requirements out of cash flow from operating activities, sales of Common Stock, secured borrowings, and other financings from banks and other lenders. The degree to which the Company is leveraged could have important consequences including: (i) World Airways' ability to obtain additional financing in the future for working capital, capital expenditures or other purposes may be limited; (ii) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of principal and interest on its indebtedness;
(iii) World Airways' degree of leverage and related debt service obligations, as well as its obligations under operating leases, may make it more vulnerable than some of its competitors in a prolonged economic downturn; and (iv) World Airways' financial position may restrict its ability to pursue new business opportunities and limit its flexibility in responding to changing business conditions.

During 1999, the Company hired CIBC World Markets Corp. ("CIBC") as financial advisor to assist the Company with a restructuring and recapitalization of the Company's balance sheet. As part of those efforts CIBC initiated contact with debenture holders and other parties to pursue options for strengthening the Company financially. Although in February 2000 CIBC suspended further talks with the holders of the Debentures, they will continue to explore other alternatives for strengthening the Company financially.

Although there can be no assurances, World Airways believes that the combination of its existing contracts and additional business which it expects to obtain, along with its existing cash, planned cost cutting efforts, unencumbered assets that can be utilized to generate cash and other financing arrangements, will be sufficient to allow the Company to meet its cash requirements related to operating and capital requirements for 2000. In February 2000, the Company received $6.1 million from the sale/leaseback of an aircraft engine.

Also, in February 2000, the Company implemented an 18-month salary exchange program for most of its employees. Under the program, participating employees will exchange 10% of wages, in excess of $25,000, as defined, for Common Stock on the basis of one share of stock for each $1.19375 of wages. The exchange rate was determined from average stock prices coinciding to when the Board of Directors approved the program. It is expected the program will produce total cash savings of approximately $5.0 million during the 18-month program and result in the issuance of approximately 4.1 million shares of Common Stock. Approximately 3.8 million shares will be issued as restricted shares following the beginning of the program. The recipients will be able to vote the shares received but will not be able to sell the shares until the end of the program. Expense associated with the value of the shares will be recognized over the 18-month period. If an employee leaves the Company during the program, a pro-rata portion of the shares will be returned to the Company.

Cash Flows from Operating Activities

Operating activities provided $7.8 million in cash for the year ended December 31, 1999 compared to $10.4 million in 1998. This decrease in cash in 1999 resulted primarily from the greater operating loss incurred in 1999 compared to 1998.

Cash Flows from Investing Activities

Investing activities used $3.1 million in cash for the year ended December 31, 1999, compared to $2.5 million in 1998. In 1999, $2.1 million of cash was used for the acquisition of aircraft parts and $2.5 million was used to purchase marketable securities. In 1998 cash was used primarily for the purchase of parts to support the aircraft fleet and leasehold improvements on the corporate headquarters.

Cash Flows from Financing Activities

Financing activities used $9.9 million in cash for the year ended December 31, 1999 compared to using $16.9 million in 1998. In 1999, cash was principally used for the repayment of debt. In 1998 cash was used primarily for a net reduction in debt of approximately $8.7 million, for the purchase of shares of the Company's Common Stock aggregating approximately $6.6 million and for a loan to WorldCorp of $1.4 million, net.

Capital Commitments/Financing Developments

World Airways' capital expenditures for 2000 are currently expected to be approximately $1 million, principally for the purchase of aircraft related assets which it expects to finance from working capital.

In 1999, the FAA issued a notice of proposed rulemaking concerning an Airworthiness Directive ("AD") that will require the replacement of insulation blankets on the Company's aircraft. It is expected the FAA will issue a final AD in 2000 that will require the replacement of the blankets to be accomplished within four years. The Company presently estimates that the cost of the replacement, including labor, material and out-of-service costs will total approximately $4.9 million per aircraft. The Company has not yet determined how the cost of replacing the blankets will be financed.

In the event that World Airways enters into leases for additional aircraft, the Company may have to make expenditures for deposits and additional spare engines and parts. No assurances can be given, however, that the Company will obtain all of the financing required for such capital expenditures.

In March 1996, in conjunction with the lease of two MD-11ER aircraft the Company agreed to assume existing leases of up to two additional MD-11F freighter aircraft for the remainder of their 24-year leases which commenced in November and December 1995, in the event that the existing lessee terminates its lease with the lessor. As of the date hereof, the Company does not know if the existing lessee intends to terminate the existing lease or not. As part of the agreement for the aircraft, the lessor provided spare parts financing of $9.0 million of which approximately $7.9 million has been received.

Other Matters
-------------
Year 2000

Prior to 2000, the Company incurred approximately $200,000 of incremental costs to address "year 2000" issues. The Company has not incurred any operational problems in 2000.

Inflation

The Company believes that inflation has not had a material effect on the Company's revenues during the past three years.

Item 7a.   Quantitative And Qualitative Disclosures About Market Risk

World Airways does not have any material exposure to market risks.

With respect to interest rate risks, at December 31, 1999 interest rates on all of the Company's long-term debt and capitalized lease obligations aggregating $58.2 million are fixed. Borrowings under the Company's Credit Agreement, $5.1 million at December 31, 1999, bear interest at prime plus 1%. Based on the average outstanding month-end balances during 1999 each 1% change in the prime rate would have increased or decreased the Company's interest cost by approximately $69,000. Based on the balance outstanding at December 31, 1999 each 1% change in the prime rate will increase or decrease the Company's interest cost by approximately $51,000 on an annual basis. See Notes 7 and 8 of "Notes to Financial Statements" in Item 8. The Company has not entered into any obligations for trading purposes.

With respect to foreign currency exchange rate risks, although a significant percentage of the Company's revenues are derived from foreign customers, all revenues and substantially all expenses are denominated in U.S. dollars. The Company maintains minimal balances in foreign bank accounts to facilitate the payment of expenses. See Note 13 of "Notes to Financial Statements" in Item 8.

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

Item 8.   Financial Statements And Supplementary Data

WORLD AIRWAYS, INC.
BALANCE SHEETS
(in thousands)

                                                                                               December 31,
                                                                                       ----------------------------
                                                                                           1999              1998
                                                                                       ----------        ----------
ASSETS
Current assets
     Cash and cash equivalents, including restricted cash of $2,387
         at December  31, 1999 and $22 at December 31, 1998                            $   11,725        $   16,893
     Short-term marketable investments                                                        681                --
     Accounts receivable, less allowance for doubtful accounts
         of $1,848 in 1999 and $1,560 in 1998                                              11,225             7,876
     Prepaid expenses and other current assets                                              6,647             3,580
                                                                                          -------           -------
         Total current assets                                                              30,278            28,349

Equipment and property
     Flight and other equipment                                                            90,150            89,878
     Equipment under capital leases                                                        10,262            12,266
                                                                                          -------           -------
                                                                                          100,412           102,144
     Less:  accumulated depreciation and amortization                                      38,306            33,433
                                                                                          -------           -------
         Net equipment and property                                                        62,106            68,711
                                                                                          -------           -------

Assets held for sale                                                                        1,315             1,609

Long-term operating deposits                                                               13,414            15,855

Marketable investments                                                                      1,688                --

Other assets and deferred charges, net of amortization of
         $624 in 1999 and $2,663 in 1998                                                      935             1,913
                                                                                          -------           -------
              Total assets                                                             $  109,736         $ 116,437
                                                                                          =======           =======

WORLD AIRWAYS, INC.
BALANCE SHEETS
(in thousands except share amounts)

                                                                                                December 31,
                                                                                        ---------------------------
                                                                                           1999            1998
                                                                                        ---------        ----------
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
     Notes payable                                                                      $   5,079        $    5,213
     Current maturities of long-term obligations                                            6,096             7,710
     Accounts payable                                                                      19,453            16,494
     Unearned revenue                                                                       4,152             2,329
     Accrued maintenance in excess of reserves paid                                         7,923             8,928
     Accrued salaries and wage                                                              8,510             6,972
     Accrued taxes                                                                          2,835             2,205
     Other accrued liabilities                                                              1,127             1,480
                                                                                          -------           -------
         Total current liabilities                                                         55,175            51,331
                                                                                          -------           -------

Long-term obligations, net of current maturities                                           52,112            67,569

Other liabilities
     Deferred gain from sale-leaseback transactions, net of accumulated
         amortization of $22,269 in 1999 and $21,212 in 1998                                3,083             4,140
     Accrued maintenance in excess of reserves paid                                        14,884             8,460
     Accrued post-retirement benefits                                                       2,907             2,794
     Deferred rent                                                                         11,413             5,770
                                                                                          -------           -------
              Total other liabilities                                                      32,287            21,164
                                                                                          -------           -------

Total liabilities                                                                         139,574           140,064
                                                                                          -------           -------

Stockholders' deficiency
     Preferred stock, $.001 par value (5,000,000 shares
          authorized and no shares issued or outstanding)                                      --                --
     Common Stock, $.001 par value (40,000,000 shares authorized;
         12,147,141 shares issued and 6,446,416 outstanding at December 31, 1999 and 12,000,064 shares issued and 7,000,064
         outstanding at December 31, 1998)                                                     12                12
     Additional paid-in capital                                                            46,857            45,522
     Accumulated deficit                                                                 (35,972)          (28,434)
     Receivables--WorldCorp                                                                    --           (1,346)
     Treasury stock, at cost (Common Stock--5,700,725 shares at
         December 31, 1999 and 5,000,000 shares at December 31, 1998)                    (40,735)          (39,381)
                                                                                         --------          --------
              Total stockholders' deficiency                                             (29,838)          (23,627)
                                                                                         --------          --------

Commitments and contingencies

Total liabilities and stockholders' deficiency                                        $   109,736         $ 116,437
                                                                                         ========           =======

                 See accompanying Notes to Financial Statements

WORLD AIRWAYS, INC.
STATEMENTS OF OPERATIONS
(in thousands except per share amounts)

                                                                                     Years Ended December 31,
                                                                             --------------------------------------
                                                                                 1999          1998         1997
                                                                             -----------    ---------    ----------
Operating revenues
     Flight operations                                                       $   263,156    $ 269,637    $  306,800
     Other                                                                           842        1,512         2,612
                                                                                --------      -------       -------
         Total operating revenue                                                 263,998      271,149       309,412
                                                                                --------      -------       -------
Operating expenses
     Flight                                                                       79,903       69,280        71,845
     Maintenance                                                                  54,080       57,333        65,972
     Aircraft costs                                                               75,951       84,738        91,422
     Fuel                                                                         22,986       19,012        17,615
     Flight operations subcontracted to other carriers                             2,650        1,295         2,603
     Commissions                                                                   6,629        8,884         9,569
     Depreciation and amortization                                                 8,165        8,503         8,651
     Sales, general, and administrative                                           23,883       25,272        24,878
                                                                                --------     --------       -------
         Total operating expenses                                                274,247      274,317       292,555
                                                                                --------     --------       -------
Operating income (loss)                                                         (10,249)      (3,168)        16,857
Other income (expense)
     Interest expense                                                            (6,299)      (7,363)       (5,379)
     Interest income                                                                 917          873         1,506
     Other, net                                                                    1,978      (1,247)         (754)
                                                                                --------     --------       -------
         Total other, net                                                        (3,404)      (7,737)       (4,627)
                                                                                --------     --------       -------
Earnings (loss) from continuing operations before
     income taxes and extraordinary item                                        (13,653)     (10,905)        12,230
Income tax expense                                                                    --        (127)         (263)
                                                                                --------     --------       -------
Earnings (loss) from continuing operations before
     extraordinary item                                                         (13,653)     (11,032)        11,967
Discontinued operations  - loss on disposal                                           --           --         (515)
Earnings (loss) before extraordinary item
Extraordinary item - gain on extinguishment of debt                                6,030           --            --
                                                                                --------     --------       -------
         Net earnings (loss)                                                 $   (7,623)    $(11,032)    $   11,452
                                                                                ========      =======       =======
Basic earnings (loss) per share:
     Continuing operations                                                   $    (2.04)    $  (1.54)    $     1.16
     Discontinued operations                                                          --           --        (0.05)
     Extraordinary item                                                             0.90           --            --
                                                                                --------      -------       -------
         Net earnings (loss)                                                 $    (1.14)    $  (1.54)   $      1.11
                                                                                ========      =======       =======
Weighted average shares outstanding                                                6,692        7,161        10,302
                                                                                ========      =======       =======
Diluted earnings (loss) per share:
     Continuing operations                                                   $    (2.04)    $  (1.54)    $     1.09
     Discontinued operations                                                          --           --        (0.05)
     Extraordinary item                                                             0.90           --            --
                                                                                --------      -------       -------
         Net earnings (loss)                                                 $    (1.14)    $  (1.54)    $     1.04
                                                                                ========      =======       =======
Weighted average shares outstanding                                                6,692        7,161        12,279
                                                                                ========      =======       =======

                 See accompanying Notes to Financial Statements

WORLD AIRWAYS, INC.
STATEMENTS OF CHANGES
IN STOCKHOLDERS' DEFICIENCY
Years ended December 31, 1999, 1998, and 1997
(in thousands except share amounts)

                                         Additional                   ESSOP     Treasury                  Total
                               Common     Paid-In    Accumulated   Guaranteed    Stock,   Receivables  Stockholders'
                               Stock      Capital      Deficit      Bank Loan    at Cost   WorldCorp   Deficiency
                              --------   ----------   ---------     ---------    ---------  ---------   ---------
Balance at
   December 31, 1996          $     12   $   45,522   $ (29,006)    $   (805)    $ (7,361)   $     --   $   8,362
Common Stock
   purchases (3,279,000
   shares)                          --           --           --           --     (25,163)         --    (25,163)
ESSOP Guaranteed
   Bank Loan Payments               --           --           --          578           --         --         578
Net earnings                        --           --       11,452           --           --         --      11,452
                               -------      -------     --------      -------     --------    -------     -------
Balance at
   December 31, 1997                12       45,522     (17,554)        (227)     (32,524)         --     (4,771)
Common Stock purchases
   (1,003,000 shares)               --           --           --           --      (6,857)         --     (6,857)
Issuance of note receivable-
   WorldCorp, net                   --           --          152           --           --    (1,346)     (1,194)
ESSOP Guaranteed Bank
   Loan Payments                    --           --           --          227           --         --         227
Net loss                           ---           --     (11,032)           --           --         --    (11,032)
                               -------      -------     --------      -------     --------    -------    --------
Balance at
   December 31, 1998                12       45,522     (28,434)           --     (39,381)    (1,346)    (23,627)
8% Debentures converted
   into 137,000 shares
   of Common Stock                  --        1,207           --           --           --         --       1,207
Reclassification of
   WorldCorp receivables            --           --           85           --           --      (399)       (314)
Settlement of receivables-
   WorldCorp, net
   (1,069,000 shares of
   Common Stock received)           --           --           --           --      (1,745)      1,745          --
Exercise of 10,000 stock
   options                          --           10           --           --           --         --          10
Amortization of warrants            --          118           --           --           --         --         118
Treasury stock (368,000
   shares) issued to acquire
   8% Debentures                    --           --           --           --          391         --         391
Net loss                            --           --      (7,623)           --           --         --     (7,623)
                               -------       ------     --------      -------     --------     ------    --------
Balance at
   December 31, 1999         $      12     $ 46,857   $ (35,972)     $     --   $ (40,735)   $     --  $ (29,838)
                               =======       ======     ========      =======     ========     ======    ========

                 See Accompanying Notes to Financial Statements

WORLD AIRWAYS, INC.
STATEMENTS OF CASH FLOWS
(in thousands)

                                                                                     Years Ended December 31,
                                                                               ------------------------------------
                                                                                  1999       1998           1997
                                                                               ---------   ----------    ----------
Cash and cash equivalents at beginning of year                                 $  16,893   $   25,887    $    7,028
Cash flows from operating activities
Net earnings (loss)                                                              (7,623)     (11,032)        11,452
Adjustments to reconcile net earnings (loss) to cash provided (used) by operating activities:
     Depreciation and amortization                                                 8,165        8,503         8,651
     Deferred gain recognition                                                   (1,057)      (1,055)       (1,057)
     Extraordinary gain                                                          (6,030)           --            --
     (Gain) loss on sale of property and equipment                                    --           --           108
     Writedown of assets held for sale                                                --        1,160           500
     Provision for doubtful accounts                                                 450        1,129           565
     Other                                                                           533          469            18
     Increase (decrease) in cash resulting from changes in operating assets and liabilities:
         Accounts receivable                                                     (3,799)       10,698         5,050
         Restricted short-term investments                                            --           --         1,047
         Deposits, prepaid expenses and other assets                               (626)        4,872         (298)
         Accounts payable, accrued expenses and other liabilities                 15,963      (4,168)       (3,385)
         Unearned revenue                                                          1,823        (157)         (560)
                                                                                --------     --------      --------
         Net cash provided  by operating activities                                7,799       10,419        22,091
                                                                                --------     --------      --------

Cash flows from investing activities
Additions to equipment and property                                              (2,103)      (3,234)       (5,467)
Proceeds from disposals of equipment and property                                  1,398          698         1,183
Purchase of marketable investments                                               (2,458)           --            --
Maturities of marketable investments                                                  85           --            --
                                                                                --------    ---------     ---------
         Net cash used by investing activities                                   (3,078)      (2,536)       (4,284)
                                                                                --------    ---------     ---------

Cash flows from financing activities
(Decrease) increase in line of credit, net                                         (134)        5,212       (9,354)
Issuance of debt                                                                      --           --        54,495
Repayment of debt                                                                (9,765)     (13,933)      (17,333)
Issuance of note receivable to WorldCorp, net                                         --      (1,416)            --
Acquisition of Common Stock, at cost                                                  --      (6,635)      (25,163)
Proceeds from exercise of stock options                                               10           --            --
Debt issuance costs                                                                   --        (105)       (1,593)
                                                                                --------    ---------     ---------
         Net cash provided (used) by financing activities                        (9,889)     (16,877)         1,052
                                                                                --------    ---------     ---------

Net increase (decrease) in cash and cash equivalents                             (5,168)      (8,994)        18,859
                                                                                ---------    --------      --------

Cash and cash equivalents at end of year                                     $    11,725   $   16,893   $    25,887
                                                                                ========     ========      ========

                                  See accompanying Notes to Financial Statements

WORLD AIRWAYS, INC.
NOTES TO FINANCIAL STATEMENTS

1.   Summary Of Significant Accounting Policies

Organization

World Airways, Inc. ("World Airways" or the "Company") was organized in 1948 and is a U.S. certificated air carrier. Airline operations account for 100% of the Company's operating revenue. World Airways provides long- range passenger and cargo charter air transportation, serving the U.S. Government, international passenger and cargo air carriers, tour operators and cruise ship companies (see
Note 13).

Financial Statement Reclassifications

Certain items in prior year financial statements included herein have been reclassified to conform to the 1999 financial statement presentation.

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

Cash includes prepayments from customers that the Company classifies as restricted cash. Such prepayments are generally for flights that are scheduled to be flown within 30 days or less subsequent to the balance sheet date.

Marketable Investment Securities

Investments generally consist of commercial paper and municipal debt that the Company accounts for as "available for sale" in accordance with Statement of Financial Accounting Standards No. 115 (SFAS 115). At December 31, 1999, the investments' carrying value approximated market value. Investments that mature within 12 months are classified as current assets. All investments mature within three years.

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

Earnings (Loss) Per Common Share

Basic earnings (loss) per Common Share is computed by dividing net earnings
(loss) by the weighted average number of Common Shares outstanding during the period. Diluted earnings (loss) per Common Share also includes the effect of common equivalent shares outstanding during the period. The Company's common equivalent shares consist of shares issuable for stock options, convertible debentures and warrants (see Note 11).

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

     DC10 and MD-11 flight equipment               15-16 years
     Other equipment and property                   5-10 years

 Major modifications including those performed in response to Airworthiness Directives issued by the Federal Aviation Administration are capitalized at cost. Routine maintenance and repairs are expensed as incurred.

Deferred gains realized in connection with sale-leasebacks of aircraft and equipment are amortized over the periods of the respective leases.

Aircraft Maintenance

Airframe maintenance and engine overhauls are expensed using the accrual method of accounting. The accrual method provides for estimating the cost of overhauls and accruing the cost, based on an hourly rate, over the estimated life of the overhaul. At that time, the actual cost of overhaul is charged to the accrual. Accrual rates and accumulated balances are reviewed periodically for adequacy and adjusted as appropriate. Certain of the Company's leases require the Company to make monthly payments to the lessor for maintenance costs to be incurred.

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

Other Assets and Deferred Charges

Debt issuance costs are amortized on a straight-line basis over the period the related debt is expected to be outstanding.

Post-retirement Benefits Other Than Pensions

World Airways' cockpit crewmembers and eligible dependents are covered under post-retirement health care benefits to age 65. The Company accounts for the benefit costs in accordance with Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Post-retirement Benefits Other Than Pensions" ("FAS No. 106"). The Company funds the benefit costs on a pay-as-you-go (cash) basis (see Note 10).

Accounting for Stock-Based Compensation

The Company applies the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, by recording compensation expense on the date of grant if the current market price of the underlying Common Stock exceeds the exercise price. The company provides the pro forma disclosures of FAS No. 123, Accounting for Stock-Based Compensation, by providing pro forma net earnings (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-value-based method of FAS No. 123 had been applied.

2.   Operating Environment

At December 31, 1999 cash and cash equivalents and short-term marketable investments totaled $12.4 million, the working capital deficit was $24.9 million and the Company had long-term obligations, net of current maturities of $52.1 million. The Company also has significant future long-term obligations under its aircraft leases. The Company anticipates that its capital expenditures in 2000 will approximate $1 million.

The Company has historically financed working capital and capital expenditure requirements out of cash flow from operating activities, sales of its Common Stock, secured borrowings, and other financing from banks and other lenders. The degree to which the Company is leveraged could have important consequences including: (i) World Airways' ability to obtain additional financing in the future for working capital, capital expenditures or other purposes may be limited; (ii) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of principal and interest on its indebtedness;
(iii) World Airways' degree of leverage and related debt service obligations, as well as its obligations under operating leases, may make it more vulnerable than some of its competitors in a prolonged economic downturn; and (iv) World Airways' financial position may restrict its ability to pursue new business opportunities and limit its flexibility in responding to changing business conditions.

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

Due to the large capital costs of leasing and maintaining aircraft and costs for cockpit crewmembers and flight attendants, the Company's aircraft must have high utilization at attractive rates in order for the Company to operate profitably.Although World Airways' preferred strategy is to enter into long-term contracts with customers, the terms of existing customer contracts are shorter than the terms of the Company's lease obligations with respect to its aircraft. There is no assurance that the Company will be able to enter into additional contracts with new or existing customers or that it will be able to obtain enough additional business to fully utilize each aircraft. World Airways' financial position and results of operations could be materially adversely affected even by relatively brief periods of low aircraft utilization and yields.

World Airways' current operating philosophy is to build on its existing relationships to achieve a strong platform for future growth while at the same time grow its full service and cargo business. The Company's strategy is based, first and foremost, upon providing the highest level of service to its customers, thereby maintaining and expanding the amount of business being done with existing customers. The Company perceives a number of opportunities for its charter business created by a growing global economy, particularly long-term growth in second and third world economies where the demand for airlift exceeds capacity, notwithstanding economic problems faced by some developing countries in recent years. World Airways attempts to maximize profitability by combining ACMI contracts with full service agreements that meet the peak seasonal requirements of its customers. The Company can respond to rapidly changing market conditions and requirements because its fleet of aircraft can be deployed in a variety of configurations.

Consistent with prior years, the Company has unsold capacity in the third and fourth quarters of 2000 and beyond, however, historically it has been successful in obtaining new business to utilize such capacity. Although there can be no assurance that it will be able to secure additional business to utilize this unsold capacity, the Company is actively seeking additional business for 2000 and beyond. The Company's financial results and financial condition would be affected adversely if the Company is unable to secure business to utilize its unsold capacity.

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

Prior to 1999 the Company derived a significant percentage of its revenues and block hours from its operations in the Pacific Rim region. In 1997 through 1999 these operations were adversly effected by economic conditions in Malaysia, Indonesia and other countries in the Asia Pacific Region. These conditions included national liquidity crises, significant depreciation in the value of the ringgit and rupiah, higher domestic interest rates, reduced opportunity for refinancing or refunding of maturing debts, and a general reduction in spending throughout the region. However, management now believes these conditions have started to improve and will provide new opportunities to wet lease aircraft to airline customers, particularly those who have deferred or canceled new aircraft orders but are still in need of providing additional airlift.

Although there can be not assurances, the Company believes that the combination of its existing contracts and additional business which it expects to obtain for 2000, along with its existing cash, planned cost cutting efforts, unencumbered assets that can be utilized to generate cash and other financing arrangements, will be sufficient to allow the Company to meet its cash requirements related to operating and capital requirements for 2000. In January 2000, the Company entered into a sale and six-year leaseback of an engine and received $6.1 million.

Also, in February 2000, the Company implemented an 18-month salary exchange program for most of its employees. Under the program, participating employees will exchange 10% of wages, in excess of $25,000, as defined, for Common Stock on the basis of one share of stock for each $1.19375 of wages. The exchange rate was determined from average stock prices coinciding to when the Board of Directors approved the program. It is expected the program will produce total cash savings of approximately $5.0 million during the 18-month program and result in the issuance of approximately 4.1 million shares of Common Stock. Approximately 3.8 million shares will be issued as restricted shares following the beginning of the program. The recipients will be able to vote the shares received but will not be able to sell the shares until the end of the program. Expense associated with the value of the shares will be recognized over the 18-month period. If an employee leaves the Company during the program, a pro-rata portion of the shares will be returned to the Company.

3.   WorldCorp and Naluri Ownership  & Transactions

The Company became a wholly-owned subsidiary of WorldCorp, Inc. ("WorldCorp") in a holding company reorganization in 1987. In 1994 WorldCorp sold 24.9% of its ownership of the Company to Naluri Berhad (formerly known as MHS Berhad)("Naluri"), a Malaysian aviation company. In October 1995, the Company became a publicly owned company following the completion of an initial public offering in which 2,000,000 and 900,000 shares of Common Stock were sold by the Company and WorldCorp, respectively.

In 1997 and 1998 the Company purchased 4 million shares of its Common Stock from WorldCorp and Naluri from the proceeds of Debentures issued in 1997 (see Note 8) in accordance with a shareholders agreement. In 1998 the Company also acquired 150,000 of its Common Stock from WorldCorp valued at $682,000 as payment towards principal, interest and expenses of a loan to WorldCorp.

On February 12, 1999 WorldCorp filed a petition for protection from its creditors under Chapter 11 of the U. S. Bankruptcy laws in the United States Bankruptcy Court for the District of Delaware. In August 1999 the Company concluded an agreement with WorldCorp to settle a secured loan and other amounts totaling approximately $1.8 million that WorldCorp owed the Company when WorldCorp filed for bankruptcy protection. In connection with the agreement, that was approved by the Bankruptcy Court overseeing WorldCorp's bankruptcy proceedings, WorldCorp returned 1,069,000 shares of the Company's Common Stock (based on market value on the date of settlement) it owned in exchange for the $1.8 million owed.

In April 1998 WorldCorp entered into a series of transactions that resulted in the shares of World Airways it owned being transfered to what became an 80% owned subsidiary. In November 1999, as the result of a settlement approved by the Bankruptcy Court, the WorldCorp subsidiary that owned the World Airways shares became a wholly-owned subsidiary of WorldCorp again.

Under an agreement among World Airways, WorldCorp and Naluri, if at any time after October 30, 1996 World Airways registers additional Common Stock under the Securities Act of 1933, Naluri has the right to demand the registration of its shares of the Company's Common Stock. Under a shareholders agreement, Naluri has the right to nominate two members to the Company's Board of Directors and WorldCorp has agreed to vote its shares of Common Stock to elect such nominees. Also, if without the prior written consent of Naluri: (1) World Airways sells all or substantially all of its business; or (2) World Airways fundamentally changes its line of business, then Naluri has the option to require WorldCorp to purchase all or part of Naluri's shares at fair market value. Fair market value is defined to be not less than the aggregate of the costs borne by Naluri in acquiring and holding its World Airways shares. Management has indicated that it does not have any current intent to take any such actions without the prior consent of Naluri or the directors nominated by Naluri.

The shareholders agreement also provides that if WorldCorp's ownership interest in the Company falls below 51% of the outstanding shares of Common Stock, then Naluri may either sell its shares to a third party or require WorldCorp to sell a pro rata number of shares held by Naluri to the party purchasing WorldCorp's shares. Naluri has not taken any action to exercise its rights as a result of WorldCorp's ownership falling below 51% in 1999. Naluri also has a right of first refusal to purchase shares of Common Stock issued by the Company or sold by WorldCorp and to purchase additional shares of Common Stock to maintain its ownership percentage in the Company.

At February 29, 2000, WorldCorp and Naluri own 38.5% and 18.9%, respectively, of the outstanding Common Stock of World Airways, with the balance publicly traded. Except as limited by contractual arrangements with Naluri, the beneficial owner of WorldCorp's interest in the Company is in a position to have significant influence over the outcome of many issues effecting World Airways' stockholders, including the election of members of World Airways' Board of Directors, adoption of amendments to World Airways' Certificate of Incorporation, and approval of mergers (see Note 19).

4.   Transactions with Malaysia Airlines

World Airways provided service to Malaysian Airline System Berhad ("Malaysia Airlines" or "MAS") from 1981 to September 1999 for scheduled passenger, cargo and charter operations. MAS has been one of the Company's largest customers (see
Note 13). Naluri owns approximately 28% of Malaysia Airlines at December 31,
1999.

In 1994, the Company entered into a series of multi-year contracts, with expiration dates that ranged from 1997 to 2000, to provide aircraft to MAS. The Company also entered into a 32-month agreement for year-round operations with MAS whereby the Company was providing two passenger aircraft on an ACMI basis to MAS's charter division through May 1999. The Company agreed to a five-month and a three-month reduction in the utilization of one aircraft during 1997 and 1998, respectively, and the aircraft was redeployed in other activity. The Company provided three aircraft for 1997 Hadj operations. The Company provided two aircraft to fly in the 1998 Indian Hadj on behalf of a contract entered into by MAS.

The Company also has a long-term contract to operate three MD-11 cargo aircraft for MAS. However, beginning in July 1996, as mutually agreed by the parties, World Airways redeployed two cargo aircraft, which had been operating under these contracts, into another contract that expired in February 1998. Effective October 1999 the Company ceased operating any aircraft for MAS as a result of the cessation of monthly payments by MAS for the remaining aircraft being operated for them. MAS has taken the position that its obligations to make payments for the aircraft ceased on September 30, 1999. The Company issued a Notice of Default and deployed the aircraft elsewhere following MAS's cessation of payments. As of December 31, 1999 the Company had a minimal net amount due from MAS. In 1999 and 1998, the Company received approximately $7.3 million and $19.5 million, respectively, in revenue associated with minimum guarantees for aircraft not operated.

From 1995 to 1999, the Company leased four DC10-30 passenger aircraft from Malaysia Airlines. Two aircraft were returned to MAS after World Airways discontinued scheduled service, with the leases terminated effective December 31, 1996. In 1997, one of these aircraft was leased again for approximately three months to support the 1997 Hadj program, and returned to MAS. The third aircraft lease was terminated effective May 1999, and the fourth aircraft was returned to MAS in July 1999. Rent and maintenance reserve payments related to these aircraft amounted to $2.2 million, $5.8 million, and $6.6 million in 1999, 1998, and 1997, respectively.

5.   Supplemental Information -- Statements Of Cash Flows

Additional information pertaining to certain cash payments and non-cash investing and financing activities is as follows (in thousands):

                                          Year Ended December 31,
                                 ----------------------------------------
                                     1999           1998           1997
                                 ---------       ---------      ---------
     Cash paid for:
         Interest                $   5,755       $   6,819      $   3,641
         Income taxes                   --              --            462

In 1999 the Company acquired 1,069,000 shares of the Company's Common Stock owned by WorldCorp as settlement of all amounts owed to the Company by WorldCorp (see Note 3). Also in 1999, the Company issued 368,000 shares of Treasury Stock with a fair market value of $391,000 as consideration given to acquire $1.5 million of the Company's outstanding 8% Debentures and $1.2 of the 8% Debentures were converted by the holders into 137,000 shares of Common Stock.

In 1998 the Company acquired 150,000 shares of the Company's Common Stock valued at $682,000 owned by WorldCorp as payment towards principal and interest on a loan to WorldCorp (see Note 3). Also in 1998 the Company financed the acquisition of approximately $152,000 of office furniture.

In 1997 the Company financed 85% of the acquisition cost of an aircraft engine by the issuance of a note payable for approximately $6.3 million. Also in 1997 the Company entered into a capital lease for equipment valued at $0.8 million.

6.   Prepaid Expenses And Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

                                        December 31,
                                 -------------------------
                                     1999           1998
                                 ---------       ---------
     Prepaid rent                $   3,465       $   3,420
     Deposits                        2,465              37
     Other                             717             123
                                  --------         -------
         Total                   $   6,647       $   3,580
                                   =======          ======

7.   Notes Payable

The Company has a Credit Agreement with GMAC Financial Corporation ("GMAC") expiring in March 2001. The Agreement has a borrowing capacity of up to $25.0 million, subject to borrowing base amounts related to receivables and spare parts inventory, as defined, and borrowings are collateralized by certain receivables, inventory, and equipment. The Agreement provides for an unused facility fee of 1/4 of 1% and interest on borrowings outstanding at prime plus 1%. Prime was 8 1/2 % at December 31, 1999. Further, the receivables facility allows for the issuing of Letters of Credit to a sub-limit of $4 million for an issuance fee and interest of 1/8 of 1%. The Agreement as amended in March 1999 contains dividend and borrowing restrictions as well as covenants related to the Company's financial condition and operating results. At December 31, 1999 the outstanding balance under the Agreement was $5.1 million. At that date the Company did not have any additional borrowing capacity under this Agreement, other than outstanding Letters of Credit aggregating approximately $1.4 million, principally for deposits for facility leases.

8.   Long-term Obligations

Long-Term Debt

The Company's long-term obligations at December 31 are as follows (in thousands):                   1999          1998
                                                                                                  --------      --------
     Convertible senior subordinated debentures due 2004 --with interest at 8% payable
          semi-annually                                                                           $ 40,545      $ 50,000
     Note payable due January 1999--with principal and interest at 7.25% payable monthly                --         3,300
     Note payable due 2003--with principal and interest at 9.98% payable monthly,
         collateralized by one Pratt and Whitney PW4462 engine                                       4,048         4,705
     Note payable due 2004--with interest at 8.18% payable monthly, with a final payment of
          $2.2 million due June 2004, collateralized by one Pratt & Whitney PW4462 engine            4,757         5,338
     Spare parts loan due 2003--with principal and interest at 10% payable monthly,
         collateralized by certain MD-11 spare parts                                                 3,848         5,061
     Spare parts loan due 2003--with principal and interest at 8.5% payable monthly,
         collateralized by certain MD-11 spare parts                                                 1,492         1,886
     Capital lease obligations                                                                       2,996         4,247
     Other                                                                                             522           811
     Less: debt discount                                                                                --          (69)
                                                                                                   -------       -------
         Total                                                                                      58,208        75,279
     Less: current maturities                                                                        6,096         7,710
                                                                                                   -------       -------
         Total long-term obligations, net of current maturities                                  $  52,112    $   67,569
                                                                                                   =======       ========

The estimated fair value of the 8% Convertible Senior Subordinated Debentures (the "Debentures") at December 31, 1999 approximated $7.1 million. The Company believes that the carrying values of its other outstanding debt approximates fair value.

In 1999 the Company acquired $8.2 million of the outstanding 8% Debentures for $1.8 million and Treasury Stock with a fair market value of $0.4 million resulting in extraordinary gains of $6 million. Additionally, $1.2 million of the 8% Debentures were converted into 137,000 shares of Common Stock.

The Debentures are unsecured obligations, convertible into shares of the Company's Common Stock at $8.90 per share, subject to adjustment in certain events, and subordinated to all present and future senior indebtedness of the Company. In certain circumstances including the Company's Common Stock being delisted from trading and a change in control of the Company, as defined, the holders of the Debentures could require the Company to repurchase the outstanding Debentures. The Debentures are not redeemable by the Company prior to August 26, 2000.

The Company has $1.1 million available for additional borrowings at December 31, 1999 under the 10% spare parts loan due 2003.

The following table shows the aggregate annual amount of scheduled principal maturities (in thousands) of debt outstanding at December 31, 1999, excluding capital lease obligations.

         2000                             $     3,190
         2001                                   3,082
         2002                                   2,995
         2003                                   2,966
         2004                                  42,979
                                              -------
            Total                         $    55,212
                                              =======

Capital Leases

The present value of the obligations under capital leases at December 31, 1999 is calculated using rates ranging from 9.25% to 10.0%. The following are remaining scheduled minimum capital lease payments (in thousands) due, together with the present value of such obligations:

     2000                                 $     2,961
     2001                                          92
                                            ---------
     Total minimum lease payments               3,053
     Less: imputed interest                        57
                                            ---------
         Present value of obligations
              under capital lease         $     2,996

Property under capital leases consists of equipment leases and is amortized over the lease terms or expected useful lives of the assets. Accumulated amortization under capital leases was $4.8 million and $5.5 million at December 31, 1999 and 1998, respectively. Amortization expense of property under capital leases totaled approximately $0.9 million for each 1999 and $0.6 million for 1998 and 1997.

Operating Leases

The Company's operating fleet consists of eight MD-11 and two DC10-30 aircraft, all of which are leased under operating leases. The MD-11 aircraft included five passenger aircraft (two of which are long-range versions), one freighter aircraft and two convertible aircraft. The DC10-30 aircraft included one passenger aircraft and one convertible aircraft.

The lease terms for the MD-11 aircraft expire between 2005 and 2020 (assuming the exercise of a 12-year lease extension for the two MD-11ER aircraft). In 1999, in conjunction with amending the leases to reduce future costs, the lessors obtained the right, in the event the Company is unable to meet certain financial requirements, that allow them to cancel the lease of any aircraft with 12 months notice. While certain financial requirements were not achieved in 1999, the Company has not been notified of any intent of the lessors to cancel the aircraft leases. If the Company fails to achieve a certain annual net income level in 2000 and subsequent years, the lessors have similar termination rights. The termination rights for the two MD-11ER aircraft extend into 2006 and the termination rights for the other six MD-11 aircraft extend through 2001. In addition, the Company granted warrants to each of the two lessors to purchase up to one million shares of Common Stock (see Note 9). The value of the warrants are being amortized to rent expense over the remaining terms of the related aircraft lease agreements.

The lease term on the DC-10-30CF aircraft expires in January 2003. The lease term for the other DC-10-30 aircraft is cancelable by the Company with 90 days notice. The Company presently intends to operate the aircraft through the balance of 2000.

Rental expense, primarily relating to aircraft leases, totaled approximately $74.4 million, $81.5 million, and $87.7 million for the years ended December 31, 1999, 1998 and 1997, respectively.

As of December 31, 1999, future annual minimum lease payments required under operating leases that have initial or remaining lease terms in excess of one year were as follows (in thousands):

         2000                             $    66,133
         2001                                  66,176
         2002                                  66,214
         2003                                  60,481
         2004                                  61,574
         Thereafter                           311,539
                                              -------
              Total                       $   632,117
                                              =======

9.   Capital Stock

At December 31, 1999, 10,996,000 shares of Common Stock are reserved for issuance pursuant to outstanding warrants, convertible debt and stock option plans. The Company also announced the implementation of an Employee Salary Exchange Program in 2000 pursuant to which it is expected that up to 5,000,000 shares of Common Stock may be issued.

In 1999, pursuant to amendments to lease agreements for the Company's MD-11 aircraft, the Company granted warrants to each of two lessors to purchase up to 1,000,000 shares of Common Stock at an exercise price of $2.50 per share. The warrants were vested and fully exercisable at the date of grant. One million warrants expire in August 2004 and the other million expire in March 2005. The per share weighted-average fair value of the warrants was $0.90 on the date of grant using the Black Scholes option-pricing model with the following assumptions: expected dividend yield of 0.0%, risk free interest rate of 5.735%, expected lief of 5 years and expected volatility of 78%.

At December 31, 1999 the Company's outstanding Debentures are convertible into an aggregate of 4,556,000 shares of Common Stock at $8.90 per share, subject to adjustment in certain events.

Stock Option Plans

An aggregate of 4,440,000 shares of Common Stock are reserved for stock option plans.

Pursuant to a 1995 Stock Option Plan, as amended, (the "1995 Plan") adopted in 1995 members of the Company's Board of Directors, employees, and consultants to the Company or its affiliates are eligible to receive stock options. The Company has reserved 3,290,000 shares of Common Stock for issuance upon the exercise of options granted to participants under the 1995 Plan. These options expire at the earlier of the stated expiration, which shall not exceed ten years from the date of grant, or one year after the termination of the participant's employment with the Company. Stock options are granted with an exercise price that shall not be less than 85% of the fair market value of the Common Stock on the date of grant. The stock options have terms ranging from seven years and seven months to ten years and become vested and fully exercisable at various times through August 2007.

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

Pursuant to a 1999 Chief Executive Stock Option Plan (the "CEO Plan") adopted in 1999, the Chief Executive Officer (the "CEO") of the Company was granted an option to purchase up to 900,000 shares of Common Stock at an exercise price of $1.00 per share in conjunction with the CEO's acceptance of an offer of employment in 1999. The option was granted at fair market value and will expire April 1, 2007. Options become exercisable on January 1, 2007 or prior to that date in increments when the fair market value of the Company's Common Stock exceeds certain pre-defined amounts ranging from $2.00 to $10.00.

The per share weighted-average fair value of stock options granted during 1999, 1998 and 1997 was $1.15, $2.13 and $4.67, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

                                    1999              1998             1997
                                 -----------       -----------      ----------
Expected dividend yield              0%                0%               0%
Risk-free interest rate          6.6% - 6.7%       4.8% - 4.9%      5.7% - 5.8%
Expected life (in years)            7 - 8             6 - 8           3 - 10
Expected volatility                  61%               78%           53% - 61%

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

                                           1999          1998          1997
                                        ---------     ---------     ---------
Net earnings (loss)     As reported     $ (7,623)     $ (11,032)    $  11,452
                          Pro forma       (8,636)       (12,084)       10,502

Basic earnings (loss)   As reported     $  (1.14)     $   (1.54)    $    1.11
   per common share       Pro forma        (1.29)         (1.69)         1.02

Diluted earnings (loss) As reported     $  (1.14)     $   (1.54)    $    1.04
    per common share      Pro forma        (1.29)         (1.69)         0.97

Stock option activity during the last three years is as follows (in thousands):

                                                 Number of          Weighted
                                                  Options            Average
                                                Outstanding      Exercise Prices
                                                -----------      ---------------

     Balance at December 31, 1996                     811             11.00
         Granted                                      773              7.61
         Forfeited                                  (114)             11.00
                                                  -------
     Balance at December 31, 1997                   1,470              9.20
         Granted                                      255              2.75
         Forfeited                                  (302)             11.00
                                                  -------
     Balance at December 31, 1998                   1,423              7.66
         Granted                                    2,170              1.18
         Exercised                                   (10)              1.00
         Forfeited                                  (464)              6.69
                                                  -------
     Balance at December 31, 1999                   3,119              3.31
                                                  =======

At December 31, 1999, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $0.87--$12.50 and 5.3 years, respectively. The following table summarizes the stock options outstanding and exercisable at December 31, 1999 (in thousands except per share amounts)

                                                  Outstanding                              Exercisable
                               -----------------------------------------------       ---------------------------
                                                   Weighted
                                                    Average          Weighted                           Weighted
         Range of                Number         Remaining Life        Average          Number            Average
      Exercise Price           of Options            Months            Price         of Options           Price
    ------------------         ----------       ---------------     -----------      ----------        ---------
     $   0.00 - 0.99                 50               95             $  0.870               10          $  0.870
         1.00 - 1.99              2,175               77                1.174              512             1.133
         2.00 - 3.00                 35               79                2.130                7             2.130
         5.00 - 5.99                 20               77                5.160               10             5.160
         6.00 - 6.99                 68               73                6.529               47             6.556
         7.00 - 7.99                330               13                7.210              180             7.281
         8.00 - 9.00                 48               28               12.947               48             8.259
        10.00 - 10.99                10               41               10.250               10            10.250
        11.00 - 11.99               377               30               11.007              198            11.014
        12.00 - 13.00                 6               41               12.500                6            12.500
                                 ------                                                 ------
                                  3,119                                                  1,028
                                 ======                                                 ======

At December 31, 1999, 1998 and 1997, the number of options exercisable was 1,028,000; 444,000; and 661,000, respectively, and the weighted-average exercise price of those options was $4.89, $8.01 and $9.79, respectively.

10.   Employee Benefit Plans

The World Airways' Crewmembers Target Benefit Plan is a defined contribution plan covering cockpit crewmembers with contributions based upon wages, as defined. It is a tax-qualified retirement plan under Section 401(a) of the Internal Revenue Code of 1986, as amended (the "Code"). Pension expense for the Target Benefit plan totaled $1.5 million, $1.7 million, and $1.9 million for the years ended December 31, 1999, 1998, and 1997, respectively.

The Company's flight attendants participate in a pension plan maintained by the International Brotherhood of Teamsters ("Teamsters"). Pension contributions made to the Teamsters on behalf of the flight attendants totaled $0.5 million in 1999 and $0.3 million in 1998 and 1997.

In 1996 the Company implemented an Employee Savings and Stock Ownership Plan (the "ESSOP"). It is a tax-qualified retirement plan under the Code. The ESSOP was intended to allow employees not covered by collective bargaining agreements, as well as employees of certain affiliated companies, to acquire ownership in the Company on a tax-favored basis. The ESSOP was an amendment and continuation of a similar plan previously maintained by WorldCorp. A loan guaranteed by the ESSOP and World Airways was paid off in 1998. The ESSOP was amended and changed to The Employee 401(k) Savings Plan (the "401(k) Plan") in 1998 and the Company stock purchase feature of the former plan was eliminated. The 401(k) Plan continues to hold the shares of WorldCorp and World Airways Common Stock that were allocated to the participants' accounts prior to termination of the stock purchase feature.

Under the 401(k) Plan, employees may elect to invest salary deferrals in selected investment funds. The Company contributes matching funds to the 401(k) Plan equal to 33% of a participants voluntary deferrals up to $10,000. The Company expensed approximately $0.2 million for its contributions to the 401(k) Plan during 1999, 1998 and 1997.

In 1994 the Company adopted the World Airways, Inc. Retroactivity and Profit Sharing Bonus Plan (the "1994 Profit Sharing Plan"). It is not a tax-qualified plan under the Code. Distributions under the 1994 Profit Sharing Plan are equal to 20% of earnings, as defined, subject to an annual limitation of 10% of the total annual aggregate compensation of World Airways employees participating in the 1994 Profit Sharing Plan in that year. The Company distributed approximately $2.6 million in 1998 pertaining to 1997 results.

World Airways' cockpit crewmembers and eligible dependents are covered under a post-retirement health care benefits plan to age 65. The Company accrues for the cost of health benefits in accordance with FAS No. 106 but funds the benefit costs on a pay-as-you-go (cash) basis.

A summary of the net periodic post-retirement benefit costs for the years ended December 31, 1999, 1998, and 1997 is as follows (in thousands):

                                                  1999        1998      1997
                                                 ------     -------    -------
     Service cost                                $   162    $   144    $   157
     Interest cost on accumulated
       post-retirement benefit obligation            105         98        103
     Net amortized gain                             (54)       (64)       (53)
                                                    ----       ----       ----
     Net periodic post-retirement benefit cost   $   213    $   178    $   207
                                                    ====       ====       ====

The reconciliation of the Company's accumulated post-retirement benefit obligation for 1999 and 1998 was as follows (in thousands):

                                               1999             1998
                                            -----------      -----------
     Accumulated post-retirement benefit
         obligation, beginning of year      $     1,758      $     1,520
         Service cost                               162              144
         Interest cost                              105               98
         Benefits paid                            (150)            (100)
         Actuarial (gain) loss                       14               96
                                                 ------          -------
     Accumulated post-retirement benefit
         obligation, end of year            $     1,889      $     1,758
                                                 ======          =======

The reconciliation of the Company's accrued post-retirement benefits of December 31, 1999 and 1998 was as follows (in thousands):

                                               1999              1998
                                            -----------      -----------
     Unfunded status                        $     1,889      $     1,758
     Unrecognized net gain                        1,018            1,036
                                                  -----            -----
     Accrued post-retirement benefits       $     2,907      $     2,794

The assumed discount rate used to measure the accumulated post-retirement benefit obligation for 1999 and 1998 was 7.75% and 6.25%, respectively. The medical cost trend rate in 2000 was 8.0% trending down to an ultimate rate in 2027 of 4.0%. A one percentage point increase in the assumed health care cost trend rates for each future year would have increased the aggregate of the service and interest cost components of 1999 net periodic post-retirement benefit cost by $28,000 and would have increased the accumulated post-retirement benefit obligation as of December 31, 1999 by $144,000. A one percentage point decrease in the assumed health care cost trend rates for each future year would have decreased the aggregate of the service and interest cost components of 1999 net periodic post-retirement benefit cost by $25,000 and would have decreased the accumulated post-retirement benefit obligation as of December 31, 1999 by $128,000.

In order to ensure the performance of certain key functions, in December 1998 the Company adopted a plan which provides for the payment of retention incentives to encourage certain members of management to remain in the employment of the Company through the year 2000. If all participants remain with the Company the obligation for retention payments is estimated to be approximately $1.8 million, which the Company is accruing on a current basis. The plan also provides for the payment of certain severance benefits in the event there is a change in control of the Company, as defined, and employment of a participant in the plan is terminated within 24 months of the occurrence of a change in control.


11.   Earnings Per Share

Earnings per common equivalent share for the year ended December 31, 1997 is computed as follows (amounts in thousands except per share data):

                                                                1997
Net earings (loss) from continuing operations             $    11,967
     Effect of Dilutive Securities
         8% convertible debentures                              1,375
         Stock options                                             --
Net earnings (loss) from continuing
     operations - diluted                                 $    13,342
                                                               ======

Weighted average common shares
     outstanding                                               10,302
     Incremental shares related to:
         8% convertible debentures                              1,970
         Stock options                                              7
Weighted average common shares
     outstanding - diluted                                     12,279
                                                               ======

Earnings (loss) per share from continuing
     operations
     Basic                                                $      1.16
     Diluted                                              $      1.09

12.   Federal And State Income Taxes

Income tax expense consists of (in thousands):

                                          Years ended December 31,
                              ---------------------------------------------
                                 1999              1998             1997
                              ----------       -----------      -----------
     U.S. Federal             $       --       $        --      $       203
     State                            --               127               60
                                 -------           -------           ------
     Income tax expense       $       --       $       127      $       263
                                 =======           =======           ======

There is no deferred tax expense or benefit for the years ended December 31, 1999, 1998, and 1997.

Income tax expense attributable to earnings (loss) from continuing operations before extraordinary item differed from the statutory income tax rate as a result of the following (in thousands):

                                                                           Years ended December 31,
                                                          ---------------------------------------------------------
                                                               1999                  1998                 1997
                                                          -------------         -------------        --------------
Expected Federal income tax expense (benefit)
     at the statutory rate                                $     (4,779)         $     (3,861)        $        4,188
Generation (Utilization) of the net operating
     loss carryforward                                            3,791                2,828                (5,304)
Alternative minimum and environmental taxes                          --                    --                   203
State income tax expense, net of Federal benefit                     --                    83                    39
Other:
     Meals and entertainment                                        773                   850                   911
     Other                                                          215                   227                   226
                                                               --------               -------               -------
Income tax expense                                        $          --         $         127        $          263
                                                               ========              ========               =======

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, are as follows (in thousands):

                                                                                     1999                  1998
                                                                                -------------        --------------
Deferred tax assets:
     Net operating loss carryforwards                                           $      24,951        $       29,581
     Recognition of sales/leaseback gains                                               1,048                 1,449
     Accrued maintenance in excess of reserves paid, primarily
         due to accrual for financial statement purposes                                7,963                 9,201
     Accrued post-retirement benefit obligation, due to accrual
         or financial statement purposes                                                  988                   978
     Compensated absences, primarily due to accrual for
         financial statement purposes                                                   1,220                   887
     Accrued rent                                                                       3,880                 2,019
     Alternative minimum tax credit carryforward                                        2,790                 2,790
     Investment tax credit carryforward                                                    --                   187
     Other                                                                                182                   215
                                                                                      -------              --------
     Gross deferred tax assets                                                         43,022                47,307
         Less:   valuation allowance                                                   30,419                35,362
                                                                                      -------              --------
     Net deferred tax assets                                                           12,603                11,945
     Deferred tax liabilities:
         Property and equipment                                                        12,603                11,945
         Other                                                                             --                    --
                                                                                      -------              --------
         Gross deferred tax liabilities                                                12,603                11,945
                                                                                      -------              --------
     Net deferred income taxes                                                  $          --        $           --
                                                                                      =======              ========

The net changes in the total valuation allowance for the years ended December 31, 1999 and 1998 were due to the generation or expiration of net operating loss ("NOL") carryforwards, tax credit carryforwards and the realization of other deferred tax assets. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income (including reversals of deferred tax liabilities) during the periods in which those temporary differences will become deductible. Management believes it is not likely that the deferred tax assets will be realized.

The availability of NOL carryforwards, alternative minimum tax credits and investment tax credit carryforwards to reduce the Company's future federal income tax liability is subject to limitations under section 382 of the Code. Generally, these limitations restrict the availability of NOL and investment tax credit carryforwards upon certain changes in stock ownership by five percent shareholders which, in aggregate, exceed 50 percentage points in value in a three-year period ("Ownership Change").

As of December 31, 1999, the Company had NOL carryforwards for federal income tax purposes of $73.4 million. Of this amount, approximately $8.1 million is subject to a $6.9 million annual limitation resulting from a 1991 Ownership Change. The Company's NOL's expire as follows (in millions):

     2000                      $    10.2
     2004                            4.0
     2007                           20.4
     2008                            5.9
     2009                           17.9
     2011                            2.8
     2018                            7.7
     2019                            4.5
                                 -------
                               $    73.4

Use of the Company's NOL carryforwards in future years could be further limited if another Ownership Change were to occur. While the Company believes that as of December 31, 1999, no Ownership Change has occurred since the 1991 Ownership Change, the application of the Code in this area is subject to interpretation by the Internal Revenue Service. The NOLs are subject to examination by the IRS and, thus, are subject to adjustment or disallowance resulting from any such IRS examination. In addition, conversion of the Debentures (see Note 8) or future transactions in the Company's Common Stock or the Common Stock of the Company's stockholders, including conversions of a portion of outstanding WorldCorp debentures into Common Stock or other changes that may result from the WorldCorp bankruptcy may cause an Ownership Change, which could result in a substantial reduction in the annual availability of the NOLs and the subsequent loss of a substantial portion of the NOLs available to the Company.

13.   Major Customers

The Company operates in one business segment, the air transportation industry. Information concerning customers for years in which their revenues comprised 10% or more of the Company's operating revenues is presented in the following table (in thousands):
                                                 Years ended December 31,
                                       ---------------------------------------
                                           1999          1998          1997
                                       -----------   -----------   -----------
     U.S. Department of Defense
        (including U.S. Air Force)     $   134,601   $   110,912   $    78,896
     Malaysia Airlines (see Note 4)         23,824        50,319        64,995
     P.T. Garuda Indonesia                      --        31,790        30,627
     Philippine Airlines                        --         7,264        95,427

U.S. Air Force. The Company has provided air transportation services, principally on an international basis, to the USAF since 1956. In exchange for requiring pledges of aircraft to the Civil Reserve Aircraft Fleet ("CRAF") for use in times of national emergency, the U.S. Air Force grants awards to CRAF participants for peacetime transportation of personnel and cargo. The overall downsizing of the U.S. military places a premium on the mobility of the U.S. armed forces.

The USAF awards points to air carriers acting alone or through teaming arrangements in proportion to the number and type of aircraft made available to CRAF. The Company utilizes teaming arrangements to maximize the value of potential awards. Until 1999 the Company lead a contractor teaming arrangement that enjoyed a large market share of the USAF's overall commercial airlift requirement. During a period in which the U.S. military downsized substantially, the Company's portion of the fixed USAF award increased from $15.6 million for the government's 1992-93 fiscal year, to $86 million for the government's 1998-99 fiscal year. The Company's teaming agreement negotiations for fiscal year October 1999 to September 2000 resulted in a substantially reduced share of the USAF's fixed commercial airlift requirement - $27 million compared to the $86 million for 1998-1999. However, the Company believes it will be in a position to obtain an increased share of expansion flying which is customarily awarded by the USAF over and above the fixed contract flying. In calendar year 1999, the Company's revenue from the fixed award was $94 million and its AMC expansion revenue was $40.5 million. In December 1999, the Company was requested by AMC to operate passenger charter flights from January 28, 2000 through April 2000 to replace another carrier that had previously been awarded a contract for the flying. The value of the additional flying is approximately $13.5 million. The Company cannot determine how future military spending budgets, airlift requirements, and national security considerations for a continued strong and balanced CRAF and the instability of other countries will combine to affect future business with the USAF.

Garuda. The Company has flown for Garuda periodically since 1973. In 1997, approximately 40,000 of the 200,000 Indonesians who traveled to Jeddah for the Hadj pilgrimage flew on the Company's aircraft and the Company operated six aircraft for Garuda during the 1998 pilgrimage. The Company did not operate any aircraft for Garuda for the 1999 Hadj; however, the Company will be operating four aircraft for Garuda for the 2000 Hadj.

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

                                             Years Ended December 31,
                                  ----------------------------------------------
                                      1999             1998              1997
                                  -----------      -----------        ----------
Operating Revenues:
     Domestic                     $   201,779      $   142,948        $   97,469
     Export  - Malaysia                33,749           50,319            64,995
             - Philippines                 --            7,264            95,427
             - Indonesia                   --           31,790            30,627
             - Belgium                     --            3,597            15,407
             - United Kingdom           1,659           24,032                --
             - Other                   26,811           11,199             5,487
                                      -------          -------           -------
         Total                    $   263,998      $   271,149        $  309,412
                                      =======          =======           =======

14.  Related Party Transactions

At December 31, 1999, WorldCorp owned approximately 38.5% of the outstanding Common Stock of World Airways. Transactions between World Airways and WorldCorp are described in Note 3.

At December 31, 1999, Naluri owned approximately 18.9% of the outstanding Common Stock of World Airways and approximately 28% of the outstanding Common Stock of Malaysian Airlines. See Notes 4 and 13 for further information about the Company's transactions with Naluri and Malaysian Airlines.

In 1997, the Company paid T. Coleman Andrews, the then Chairman of WorldCorp and World Airways, $175,000 in salary for his services as Chairman of the Board of Directors of World Airways.

15.  Discontinued Operations

In 1996 the Company discontinued scheduled service operations and accrued substantially all of the costs it expected to incur in connections with the discontinued operations in the year ended December 31, 1996. However, the Company recognized an additional $0.5 million of expense in the fourth quarter of 1997 in connection with the discontinued operations. The Company is also subject to certain claims arising as a result of the discontinuance of the scheduled service operations (see Note 16).

16.  Commitments and Contingencies

The Company's flight attendants, approximately 35% of the Company's employees, who are also represented by the Teamsters, are subject to a four-year collective bargaining agreement that will be amendable June 30, 2000. The Company's flight attendants have argued the "scope clause" of the collective bargaining agreement has been violated by the Company and have challenged the use of foreign flight attendant crews on the Company's flights for Garuda Indonesia which has historically been the Company's operating procedure. In certain instances the Company is contractually obligated to permit its customers to deploy their own flight attendants. While the arbitrator in this matter denied in 1997 the Union's request for back pay to affected flight attendants for flying relating to the 1994 Hadj, the arbitrator concluded that the Company's contract with its flight attendants requires the Company to first actively seek profitable business opportunities that require using the Company's flight attendants, before the Company may accept wet lease business opportunities that use the flight attendants of the Company's customers. In 1997, the flight attendants filed "scope clause" grievances with respect to four separate wet-lease contracts and in January 2000 they filed another "scope clause" grievance with respect to the 2000 Garuda Hadj agreement. An adverse decision on one or more of the grievances could have a material adverse impact on the financial condition or results of operations of World Airways.

In connection with the discontinuance of World Airways' scheduled service operations in 1996, World Airways is subject to claims by various third parties and may be subject to further claims in the future. One claim has been filed in Germany against the Company by a tour operator seeking approximately $3.5 million in compensation related to the cancellation of a summer program in 1996. The Company believes it has substantial defenses to this action, although no assurance can be given of the eventual outcome of this litigation.

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

17.  Valuation and Qualifying Accounts (in thousands)

                                                   Allowances
                                                  for Doubtful        Deferred
                                                    Accounts         Tax Assets
                                                  -----------        -----------
     Balance at December 31, 1996                 $       413        $    43,258
         Additions charged to expense                     565                 --
         Amounts charged to allowance                     (5)            (5,002)
                                                      -------            -------
     Balance at December 31, 1997                         973             38,256
         Additions charged to expense                   1,129                 --
         Amounts charged to allowance                   (542)            (2,894)
                                                      -------            -------
     Balance at December 31, 1998                       1,560             35,362
         Additions charged to expense                     450                 --
         Amounts charged to allowance                   (162)            (4,943)
                                                       ------            -------
     Balance at December 31, 1999                 $     1,848        $    30,419
                                                       ======            =======

18.  Unaudited Quarterly Results

The results of the Company's quarterly operations (unaudited) for 1999 and 1998 are as follows (in thousands except share data):

                                                                               Quarter Ended
                                                          ---------------------------------------------------------
1999                                                         Mar 31         Jun 30        Sep 30          Dec 31
                                                          -----------    -----------    -----------     -----------
Operating revenues                                        $    65,326    $    67,492    $    67,517     $    63,663
Operating income (loss)                                       (2,189)        (1,724)        (1,904)         (4,432)
Earnings (loss) before extraordinary item                     (2,706)        (3,093)        (3,125)         (4,729)
Extraordinary item                                                 --          4,176             --           1,854
Net earnings (loss)                                           (2,706)          1,083        (3,125)         (2,875)

Basic earnings (loss) per common share:
     Before extraordinary item                                 (0.39)         (0.44)         (0.47)          (0.74)
     Extraordinary item                                            --           0.59             --            0.29
                                                            ---------      ---------       --------       ---------
Net earnings (loss)                                            (0.39)           0.15         (0.47)          (0.45)
                                                            =========      =========       ========       =========

Diluted earnings (loss) per common equivalent share:
     Before extraordinary item                                 (0.39)         (0.44)         (0.47)          (0.74)
     Extraordinary item                                            --           0.59             --            0.29
                                                            ---------      ---------       --------       ---------
Net earnings (loss)                                             (0.39           0.15         (0.47)          (0.45)
                                                            =========      =========       ========       =========

1998
Operating revenues                                        $    69,222    $    71,629    $    67,456     $    62,842
Operating income (loss)                                       (1,592)        (1,185)            832         (1,223)
Net loss                                                      (2,987)        (3,163)        (1,497)         (3,385)
                                                            =========       ========       ========       =========

Basic loss per common share                                    (0.40)         (0.44)         (0.21)          (0.49)
Diluted loss per common equivalent share                       (0.40)         (0.44)         (0.21)          (0.49)

19.  Subsequent Events

On March 16, 2000, WorldCorp, and its wholly-owned subsidiary WorldCorp Acquisition Corp., filed a proposed plan of liquidation in the bankruptcy court that calls for all of their shares of World Airways Common Stock to be sold or distributed to creditors. In order to facilitate such a sale or distribution, the Company intends to register those shares under the Securities Act of 1933. In addition, a group of investors that includes members of the Company's management and Board of Directors are negotiating to purchase some or all of the shares. Any such sale will be subject to approval by the bankruptcy court and to higher and better offers from competing bidders.

WorldCorp's proposed plan of liquidation also calls for the shareholders agreement with Naluri to be rejected, meaning that WorldCorp will not perform its obligations under the agreement and the agreement will not be binding on the purchasers of the shares of Common Stock. The WorldCorp plan of liquidation is currently being considered by creditors and is scheduled to be presented to the bankruptcy court for approval on April 26, 2000. WorldCorp's rejection of the shareholders agreement could have the effect of reducing or eliminating any continuing obligations of the Company under that agreement.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders World Airways, Inc.:

We have audited the accompanying balance sheets of World Airways, Inc. ("World Airways") as of December 31, 1999 and 1998, and the related statements of operations, changes in stockholders' deficiency and cash flows for each of the years in the three-year period ended December 31, 1999. These financial statements are the responsibility of World Airways' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of World Airways as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.



KPMG LLP
McLean, Virginia
February 11, 2000, except as to Note 19, which is as of March 16, 2000

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant

Directors

The Company incorporates herein by reference the information concerning directors contained in its Notice of Annual Stockholder's Meeting and Proxy Statement to be filed within 120 days after the end of the Company's fiscal year (the "2000 Proxy Statement").

Executive Officers

The following table sets forth the names and ages of all executive officers of the Company and all positions and offices within the Company presently held by such executive officers:

Hollis L. Harris          68   Chairman of the Board and Chief Executive Officer
Andrew G. Morgan, Jr.     43   President and Chief Operating Officer
Gilberto M. Duarte, Jr.   55   Chief Financial Officer
John E. Ellington         65   Deputy Chief Operating Officer
Randy J. Martinez         44   Chief Information Officer
Cathy Sigalas             47   General Counsel and Secretary

Hollis L. Harris currently serves as Chairman and Chief Executive Offier of the Company having been appointed Chairman, President and CEO on May 1, 1999. Prior to joining World Airways, Mr. Harris was Chairman, President and CEO of HLH Corporation from November 1998. From August 1996 to May 1998 he was Chairman and CEO of CalJet Airline. From 1992 to 1996 Mr. Harris served as Vice Chairman, Chairman, President and CEO of Air Canada. From September 1990 to October 1991 Mr. Harris served as Chairman, President and CEO of Continental Airlines and President and CEO of Continental Holdings, Inc. Prior to joining Continental Airlines Mr. Harris worked with Delta Airlines for 36 years, last serving as President and Chief Operating Officer for several years.

Andrew G. Morgan, Jr. joined the Company as President and Chief Operating Officer effective June 1, 1999. From February 1998 until he joined World Airways Mr. Morgan served as regional director and general manager for Delta Air Lines. From 1993 until 1998 Mr. Morgan worked for AirTran Airlines and its predecessor, ValuJet, serving as Vice President for Engineering and Quality Assurance and Vice President for Contracts. From 1980 until 1993 Mr. Morgan worked at Delta Airlines in a number of managerial positions and he served in the engineering department of Southern Airways from 1975 through 1979.

Gilberto M. Duarte, Jr. serves as Chief Financial Officer. He joined the company in August 1998 as Vice President and Controller and was named Chief Financial Officer, effective December 1998. Mr. Duarte's career spans 30 years in the airline industry having held positions with Eastern Airlines as Division Controller and Vice President of Airport Operations. From 1992 - 1995 he served as Executive Vice President of Universal Aviation Services. From 1995 - 1997 he served as Executive Vice President of BWIA International, based in Trinidad & Tobago. Prior to joining World Airways, Gil served as President for Inktel Marketing from 1997 - 1998.

John E. Ellington, currently serving as Deputy Chief Operating Officer, joined the Company in June 1999 as Vice President and Director of Flight Operations. From September 1997 through March 1999 Mr. Ellington served as Executive Director, Smyrna-Rutherford County Airport Authority. Prior to that he served as Vice President and Director of Flight Operations of American Trans Air from December 1995 to June 1997. Before 1995 Mr. Ellington served as a line pilot and held numerous managerial positions within flight operations for Delta Airlines for 32 years.

Randy J. Martinez joined the Company in October 1998 and was named Chief Information Officer in 1999. Prior to joining the Company Mr. Martinez served with the United States Air Force for 21 years and retired as a Colonel.

Cathy Sigalas has served as General Counsel and Corporate Secretary since her appointment in September 1999. She joined the Company in August 1995 as Assistant General Counsel, after having served as Assistant General Counsel for WorldCorp for one year, and from 1991 through 1993 in various managerial and sales positions with US Order, the predecessor to InteliData, an affiliate of the Company. Prior to joining US Order, Ms. Sigalas worked for the law firm of Jackson & Campbell, PC in Washington, DC, the Vice Chairman of the Fairfax County Board of Supervisors and the Legislative Affairs Office at NASA Headquarters. She obtained her J.D. from George Mason University School of Law in 1984.

Beneficial Ownership Reporting

The Company incorporates herein by reference the information required by Item 405 of Regulation S-K contained in its 2000 Proxy Statement.

Item 11.   Executive Compensation

The Company incorporates herein by reference the information concerning executive compensation contained in the 2000 Proxy Statement.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

The Company incorporates herein by reference the information concerning security ownership of certain beneficial owners and management contained in the 1999 Proxy Statement.

Item 13.   Certain Relationships and Related Transactions

The Company incorporates herein by reference the information concerning certain relationships and related transactions contained in the 2000 Proxy Statement.

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)The following documents are filed as part of this report:

(1)Financial Statements

   The following financial statements of World Airways, Inc. are filed herewith:

     -   Balance Sheets, December 31, 1999 and 1998
     -   Statements of Operations, Years Ended December 31, 1999, 1998 and 1997
     - Statements of Changes in Stockholders' Deficiency, Years Ended December 31, 1999, 1998 and 1997
     -   Statements of Cash Flows, Years Ended December 31, 1999, 1998 and 1997
     -   Notes to Financial Statements
     -   Independent Auditors' Report

(2)  Financial Statement Schedules

NOTE: All schedules are omitted because the requisite information is either presented in the financial statements or notes thereto or is not present in amounts sufficient to require submission of the schedules.

(3)   Index to Exhibits

  No.    Description

  3.1    Amended and Restated Certificate of Incorporation (Exhibit 3.1
         to the Company's Registration Statement on Form S-1, Commission
         file no. 33-95488, filed August 8, 1995)                              *

  3.2    Amended and Restated Bylaws (Exhibit 3.2 to the Company's
         Registration Statement on Form S-1, Commission file no.
         33-95488, filed August 8, 1995)                                       *

  4.1    Article IV of the Amended and Restated Certificate of
         Incorporation and Section 6 of the Amended and Restated Bylaws (Exhibits 3.1 and 3.2 to the Company's Registration Statement on
         Form S-1, Commission file no. 33-95488, filed August 8, 1995)         *

  4.2    Stock Purchase Agreement among Malaysian Helicopter Services
         Berhad, WorldCorp, Inc., and the Company (Exhibit 10.1 to the
         Current Report on Form 8-K of WorldCorp, Inc., Commission
         file no. 1-9591, filed March 14, 1994)                                *

  4.3 Stock Registration Rights Agreement between Malaysian Helicopter Services Berhad and the Company (Exhibit 10.2 to the Current
         Report on Form 8-K of WorldCorp, Inc., Commission file no.
         1-9591, filed March 14, 1994)                                         *

  4.4    Shareholders Agreement among Malaysian Helicopter Services
         Berhad, WorldCorp, Inc., and the Company, as amended
         (Exhibits 10.3 and 10.4 to the Current Report on Form 8-K of
         WorldCorp, Inc., Commission file no. 1-9591, filed March 14, 1994)    *

  4.5    Indenture between the Company and First Union National Bank, as Trustee (Exhibit 4.1 to the Company's Registration
         Statement on Form S-3, Commission file no. 333-39673, filed
         November 6, 1997)                                                     *

  4.6    Form of 8% Convertible Subordinated Debenture due 2003,
         included in the Indenture (Exhibit 4.1 to the Company's
         Registration Statement on Form S-3, Commission file no.
         333-39673, filed November 6, 1997)                                    *

  4.7 Registration Rights Agreement among the Company and the Initial Purchasers of the Debentures (Exhibit 4.3 to the Company's
         Registration Statement on Form S-3, Commission file no. 333-
         39673, filed November 6, 1997)                                        *

  4.8    Purchase Agreement among the Company and the Initial Purchasers of the Debentures (Exhibit 4.4 to the Company's Registration
         Statement on Form S-3, Commission file no. 333-39673, filed
         November 6, 1997)                                                     *

10.1     Restated and Amended Accounts Receivable Management
         and Security Agreement dated as of March 23, 1998
         between the Company and BNY Financial Corporation        Filed Herewith

10.2     Amendment (No. 1) dated as of August 1, 1998 to Restated
         and Amended Accounts Receivable Management and Security
         Agreement between the Company and BNY Financial
         Corporation                                              Filed Herewith

10.3     Amendment (No. 2) dated as of March 1, 1999 to Restated
         and Amended Accounts Receivable Management and Security
         Agreement between the Company and BNY Financial
         Corporation                                              Filed Herewith

10.4     Amendement (No. 3) dated as of September 3, 1999 to
         Restated and Amended Accounts Receivable Management
         and Security Agreement between the Company and BNY
         Financial Coporation                                     Filed Herewith

10.5     Amended and Restated Employment Agreement dated July 8,
         1999 between Hollis L. Harris and the Company (Exhibit
         10.14 to the Company's Quarterly Report on Form 10-Q
         filed August 16, 1999)                                                *

10.6     Employment Agreement dated June 1, 1999 between Andrew
         Gilbert Morgan, Jr. and the Company (Exhibit 10.20 to the
         Company's Quarterly Report on Form 10-Q filed August 16, 1999)        *

10.7     Amended and Restated Employment Agreement dated January 22,
         1999 between Gilberto M. Duarte, Jr. and the Company (Exhibet
         10.16 to the Company's Quarterly Report on Form 10-Q
         filed May 10, 1999)                                                   *

10.8     Employment Agreement dated September 1, 1999
         between Randy J. Martinez and the Company                Filed Herewith

10.9     Employment Agreement dated September 1, 1999
         between Cathy Sigalas and the Company                    Filed Herewith

23.1     Consent of Independent Auditors

27.1     Financial Data Schedule for the Year Ended December 31, 1999
-----------------------

*    Incorporated by reference pursuant to Rule 12b-32.

(b)   Reports on Form 8-K
      None

Status of Prior Documents

World Airways' Annual Report on Form 10-K for the year ended December 31, 1999, at the time of filing with the Securities and Exchange Commission, shall modify and supersede all prior documents filed pursuant to Sections 13, 14, and 15(d) of the Securities Exchange Act of 1934 for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933, as amended, which incorporates by reference such Annual Report on Form 10-K.


                            * * * * * * * * * * * * *

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   World Airways, Inc.


                                               /s/ Gilberto M. Duarte, Jr.
                                               By: Gilberto M. Duarte, Jr.
                                                   Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                      Title                          Date
---------------------------    ------------------------       ------------

/s/ Hollis L. Harris.          Chairman and Chief
Hollis L. Harris               Executive Officer              March 29, 2000

/s/ Andrew G. Morgan, Jr.      President and Chief
Andrew G. Morgan, Jr.          Operating Officer              March 29, 2000

/s/ Gilberto M. Duarte, Jr.    Chief Financial Officer        March 29, 2000
Gilberto M. Duarte, Jr.

/s/ Daniel J. Altobello        Director                       March 29, 2000
Daniel J. Altobello

/s/ A. Scott Andrews           Director                       March 29, 2000
A. Scott Andrews

/s/ Mark M. Feldman            Director                       March 29, 2000
Mark M. Feldman

/s/ Ronald R. Fogleman         Director                       March 29, 2000
Ronald R. Fogleman

/s/ Wan Malek Ibrahim          Director                       March 29, 2000
Wan Malek Ibrahim

/s/ Gordon C. McCormick        Director                       March 29, 2000
Gordon C. McCormick

/s/ Russell L. Ray, Jr.        Director                       March 29, 2000
Russell L. Ray, Jr.

____________________           Director
Wilbur L. Ross, Jr.

/s/ Peter M. Sontag            Director                       March 29, 2000
Peter M. Sontag

/s/ Lim Kheng Yew              Director                       March 29, 2000
Lim Kheng Yew