Form 10-K/A
period 1999-12-31
WORLD AIRWAYS INC /DE/
filed 2000-05-02
CIK 949240

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               Amendment No. 1 to
                                    FORM 10-K/A
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __X__

The aggregate market value of the Common Stock held by non-affiliates of the registrant on March 31, 2000, was approximately $5,788,000.

The number of shares of the registrant's Common Stock outstanding on March 31, 2000 was 10,179,419.

No annual report to security holders, proxy or information statement, or prospectus filed pursuant to Rule 424(b) or (e) under the Securities Act of 1933 is incorporated by reference.

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
     Second Quarter                               5 7/8              3 7/8
     First Quarter                                6 13/16            5 1/8

The Company has not declared or paid any cash dividends or distributions on its Common Stock since 1992. The Company currently intends to retain future earnings and fund the development and growth of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future. Any future decision concerning the payment of dividends on its Common Stock will depend upon the results of operations, financial condition, capital expenditure plans of the Company, provisions of certain financing instruments as well as such other factors as the Board of Directors, in its sole discretion, may consider relevant.

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

PART III

Item 10.   Directors and Executive Officers of the Registrant

Directors

The Company's Board of Directors is divided into three classes. Members of each class serve staggered terms. In accordance with a settlement agreement dated July 9, 1999 between the Company and WorldCorp, later approved by the bankruptcy court overseeing WorldCorp's liquidating reorganization, WorldCorp is entitled to designate one member of the Company's Board of Directors, to a maximum of three, for each 12% of the issued and outstanding common stock of the Company which it and its subsidiary, WorldCorp Acquisition Corp., own. At March 31, 1999, WorldCorp was entitled under the agreement to designate one member. In addition, a February 1994 shareholders agreement among the Company, WorldCorp, and Naluri obligates WorldCorp to vote its shares to elect two Director nominees designated by Naluri. WorldCorp's liquidating plan of reorganization contemplates that it will reject that agreement, leaving uncertain its enforceability against the Company.

                                Class I Directors
       Terms of Office Expiring at the 2002 Annual Meeting of Shareholders

Name and Age                     Business Experience
------------------------         -----------------------------------------------
Daniel J. Altobello, 59          Mr. Altobello has been a Director of the
                                 Company since March 1998. Since September 1995, he has been chairman of the board of directors of Onex Food Services, Inc., parent of LSG/SKY
                                 Chefs and Caterair International, Inc. Onex is the largest airline-catering company in the world. Previously he was chairman of the board of directors, president, and chief executive officer of Caterair International Corporation and Caterair Holdings Corporation; executive vice president of Marriott Corporation and president of Marriott Airport Operations Group;
                                 and vice president, administration services, of Georgetown University. Mr. Altobello is a director of Sodexho Marriott Services, Inc.,
                                 American Management Systems, Inc., Colorado
                                 Prime Corporation, and Mesa Air Group, Inc., reporting companies under the Securities
                                 Exchange Act of 1934, and of several privately held companies.

Mark M. Feldman, 49              Mr. Feldman has been a Director of the Company
                                 since March 1999, when creditors of WorldCorp, formerly the parent of the Company and now a debtor in reorganization proceedings, requested that he be one of three WorldCorp representatives to serve on the Board of Directors. Since February 1999, he has been executive vice president, and later president, of WorldCorp. Since 1993, he has also been president and chief executive officer of Cold
                                 Spring Group, Inc., a reorganization and restructuring consulting firm. He is a director of SNL Securities, Inc., a publisher of data bases and manager of a bank and thrift portfolio, a trustee of Baron Asset Fund, a registered investment company, and director of WorldCorp, a reporting company under the Securities Exchange Act of 1934. Mr. Feldman has advised the Company that he does not intend to continue as Director of the Company following the effective date of WorldCorp's confirmed liquidating plan of reorganization.

Name and Age                     Business Experience
---------------------            -----------------------------------------------
Hollis L. Harris, 68             Mr. Harris has been Chairman of the Board of
                                 Directors and Chief Executive Officer since May
                                 1999. During May 1999, he also served as the Company's President. From November 1998 to May
                                 1999, he was chairman, president, and chief executive officer of HLH Corporation, a personal holding company, and from August 1996 to May 1998, he was chairman and chief executive officer of CalJet Airline, a development-stage airline. From January 1993 to August 1996, he was chairman, president, and chief executive officer of Air Canada, a major international air carrier. Previously he was vice chairman, president, and chief executive officer of Air Canada; chairman and chief executive officer of Air Eagle Holdings, an aviation consulting firm; chairman, president, and chief executive officer of Continental
                                 Airlines; and president and chief operating officer of Delta Airlines. Mr. Harris is a director of American Business Products, Inc., a reporting company under the Securities Exchange
                                 Act of 1934.

Peter M. Sontag, 57              Mr. Sontag has been a Director of the Company
                                 since February 1994. Since May 1997, he has been chairman of the board of directors of Travel Industries, Inc. d/b/a THOR, Inc., which provides marketing, management, and automated operational services to 11,000 associated travel agencies. Previously he supplied strategic, travel, and automation consulting services to various national and international clients; founded, and was chairman of the board of directors and chief executive officer of, USTravel, Inc., the third largest travel distribution company in the United States; and was chief executive officer of Sontag, Annis &
                                 Associates, Inc., a travel and computer
                                 consulting firm.


                               Class II Directors
       Terms of Office Expiring at the 2000 Annual Meeting of Shareholders

Name and Age                     Business Experience
----------------------           -----------------------------------------------

Ronald R. Fogleman, 58           Gen. Fogleman has been a Director of the
                                 Company since March 1998. He retired from the United States Air Force on September 1, 1997 after 38 years of service. On his final tour of duty, he served as Chief of Staff of the Air
                                 Force, a member of the Joint Chiefs of Staff, and military advisor to the Secretary of Defense, the National Security Council, and the
                                 President. He is a director of Mesa Air Group,
                                 Inc., a reporting company under the Securities
                                 Exchange Act of 1934, a trustee of Mitre
                                 Corporation, and a director of several other privately held airline and defense industry companies.

Gordon C. McCormick, 58          Mr. McCormick has been a Director of the
                                 Company since January 19, 2000, when creditors of WorldCorp requested that he be one of three
                                 WorldCorp representatives to serve on the Board of Directors. He is a member of the official committee of unsecured creditors of WorldCorp.
                                 Since August 1997, he has been managing
                                 director of M.J. Whitman, Inc., an investment bank specializing in the analysis of companies experiencing financial difficulties. M.J.
                                 Whitman, Inc. is a broker-dealer registered under the Securities Exchange Act of 1934.
                                 From September 1990 to August 1997, he was managing director of BDS Securities, LLC, also an investment bank. Mr. McCormick has advised the Company that he does not intend to continue as Director of the Company following the effective date of WorldCorp's confirmed liquidating plan of reorganization.

Russell L. Ray, Jr., 64          Mr. Ray has been a Director of the Company
                                 since July 1993. He was President and Chief
                                 Executive Officer from April 1997 to April
                                 1999, and Chairman of the Board of Directors from June 1998 to April 1999. From March 1996 to April 1997, he was an aviation and aerospace consultant. Previously he was executive vice president of British Aerospace, Inc.; president and chief executive officer of Pan American
                                 World Airways; vice president and general manager of commercial marketing of McDonnell
                                 Douglas Corporation; president of Pacific
                                 Southwest Airlines; and senior vice president of Eastern Airlines.

Lim Kheng Yew, 47                Mr. Lim has been a Director of the Company
                                 since February 1994. For more than five years, he has been executive chairman of KYM Holdings
                                 Berhad, an industrial paper manufacturer, and a director of Naluri Berhad f/k/a Malaysian
                                 Helicopter Services Berhad, an affiliate of the Company, and of Technology Resources Industries
                                 Berhad, Malaysian investment firms. Mr. Lim is one of Naluri's designated members of the Board of Directors under the February 1994 shareholders agreement.

                              Class III Directors
       Terms of Office Expiring at the 2001 Annual Meeting of Shareholders


Name and Age                     Business Experience
-----------------------          -----------------------------------------------
Wilbur L. Ross, Jr., 62          Mr. Ross has been a Director of the Company
                                 since March 1999, when the creditors of
                                 WorldCorp requested that he be one of three
                                 WorldCorp representatives to serve on the Board of Directors. He represents a member of the official committee of unsecured creditors of WorldCorp. Since April 2000, he has been
                                 Chairman and Chief Executive Officer of W. L.
                                 Ross & Co., LLC, an investment firm.  From
                                 August 1976 to March 2000, he was executive managing director of Rothschild, Inc., an investment firm, and since 1997, he has been managing member of the general partner of WLR Recovery Fund L.P. f/k/a Rothschild
                                 Recovery Fund L.P., a principal creditor of WorldCorp. Mr. Ross has been involved in the structuring of numerous bankruptcy and reorganization plans. He is a director of Mego
                                 Financial Corp., Syms Corp., Casella Waste
                                 Systems, Inc., Pacific Life Insurance Company,
                                 News Communications, Inc.,reporting companies under the Securities Exchange Act of 1934.

A. Scott Andrews, 41             Mr. Andrews has been a Director of the Company
                                 since June 1992. Since May 1994, he has been managing director of Winston Partners, an investment firm, and a director of several privately held companies.

Wan Malek Ibrahim, 52            Mr. Malek has been a Director of the Company
                                 since February 1994. For more than five years, he has been managing director and a member of the board of directors of Malaysian Airlines, an affiliate of the Company. He is also a director of Naluri, an affiliate of the Company, and of KYM Holdings Berhad, an industrial paper manufacturer. Mr. Malek is one of Naluri's designated members of the Board of Directors under the February 1994 shareholders agreement.

Joel H. Cowan, 63                Mr. Cowan has been a Director of the Company
                                 since March 22, 2000. Since March 1984, he has been chairman of Habersham & Cowan Inc., a private service and investment firm. He is a director of several privately held companies and a former director of Continental Airlines and several other reporting companies under the Securities Exchange Act of 1934.

Executive Officers

The executive officers of the Company are Hollis L. Harris, Andrew G. Morgan, Jr., Gilberto M. Duarte, Jr., John E. Ellington, Randy J. Martinez, and Cathy Sigalas. The terms of office of all executive officers of the Company continue until their successors are elected and qualify. Information about the age and business experience of Mr. Harris, the Company's Chairman of the Board of Directors and Chief Executive Officer, is set forth in the Class I Directors table above.

                         Non-Director Executive Officers

Name and Age                     Business Experience
-------------------------        -----------------------------------------------
Andrew G. Morgan, Jr., 43        Mr. Morgan has been President and Chief
                                 Operating Officer of the Company since June
                                 1999. From February 1998 to May 1999, he was regional director and general manager of Delta
                                 Air Lines. During the previous five years he was vice president for engineering and quality assurance, and later vice president for contracts, of AirTran Airlines. Previously he was employed by Delta Airlines and Southern
                                 Airways.

Gilberto M. Duarte, Jr., 55      Mr. Duarte joined the Company in August 1998 as
                                 Vice President and Controller and became Chief
                                 Financial Officer in December 1998. From
                                 February 1997 to August 1998, he was president of Inktel Marketing, a marketing solutions company. From January 1995 to January 1997, he was executive vice president of BWIA
                                 International, a national airline. Previously he was division controller and vice president of airport operations for Eastern Airlines serving 25 years in these and other capacities.

John E. Ellington, 65            Mr. Ellington joined the Company as Vice
                                 President of Flight Operations in June 1999 and became Deputy Chief Operating Officer in
                                 January 2000. From September 1997 to March
                                 1999, he was executive director of the Smyrna-
                                 Rutherford County Airport (Tennessee). From
                                 December 1995 to June 1997, he was vice
                                 president and director of flight operations for American TransAir. Previously he served as a line pilot and held numerous flight operations managerial positions with Delta Airlines.

Randy J. Martinez, 45            Mr. Martinez was Director of Crew Resources of
                                 the Company from November 1998 until May 1999, when he became Special Assistant to the Chairman. In August 1999 he was named Chief
                                 Information Officer. Previously he served with the United States Air Force for 21 years, retiring as a colonel. In his last assignment he was executive director of NATO's senior-most planning staff with oversight responsibility for contingency operational strategic planning, deployment planning and execution for the Bosnia operation, and military agency liaison.

Cathy Sigalas, 47                Ms. Sigalas has been General Counsel and
                                 Secretary of the Company since September 1999.
                                 From August 1995 to September1999, she was the Company's Assistant General Counsel. Previously she was assistant general counsel of WorldCorp, formerly the Company's parent, served in various managerial and sales positions with the predecessor of InteliData Technologies
                                 Corporation, formerly an affiliate of the Company, practiced law with a Washington, D.C.
                                 firm, and was employed in local and federal government positions.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the "1934 Act") requires the Company's Directors and officers, and persons who own more than 10% of its Common Stock, to file with the SEC initial reports of ownership of the Company's equity securities and to file subsequent reports when there are changes in such ownership. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, all such persons timely complied with their Section 16(a) filing requirements during and with respect to the Company's 1999 fiscal year.

Item 11.   Executive Compensation

The following table sets forth information concerning the compensation for services rendered to the Company during the years ended December 31, 1999, 1998, and 1997 that was awarded to, earned by, or paid to (a) each of the two individuals serving as chief executive officer of the Company during 1999, (b) each of the four most highly compensated other executive officers of the Company at December 31, 1999 whose employment was expected to continue, and (c) two other executive officers of the Company whose recurring annual compensation would have required disclosure but for the fact that their employment was not expected to continue after December 31, 1999 (collectively, the "named executive officers"):

                           Summary Compensation Table

                                                                                   Long-Term
                                            Annual Compensation                    Compensation
                                            --------------------------             ------------
                                                                                   Awards
                                                                                   ------------
                                                                                   Shares of
                                                                                   Common Stock
Name and Prinicpal                                                                 Underlying          All Other
Position                      Year           Salary           Bonus                Options             Compensation
-------------------------     ----          --------          -----                ------------        ------------
Russell L. Ray, Jr.,          1999          $121,154           ---                 100,000             $108,086(1)
  Chief Executive Officer     1998          $363,462           ---                 ---                 $11,137.
  (until April 1999)            1997          $270,085           $27,009             250,000             $5,798


Hollis L. Harris,             1999          $228,846           ---                 1,000,000           $3,546(2)
  Chief Executive Officer     1998          ---                ---                 ---                 ---
   (from May 1999)            1997          ---                ---                 ---                 ---


Gilberto M. Duarte, Jr.,      1999          $185,000           ---                 65,000              $11,054(3)
  Chief Financial Officer     1998          $69,711            ---                 35,000              $25,455
                              1997          ---                ---                 ---                 ---

Randy J. Martinez,            1999          $129,520           ---                 62,000              $8,799(4)
  Chief Information           1998          $14,712            ---                 ---                 ---
   Officer                    1997          ---                ---                 ---                 ---


A. Gilbert Morgan, Jr.,       1999          $128,942           ---                 500,000             $135(5)
  Chief Operating Officer     1998          ---                ---                 ---                 ---
                              1997          ---                ---                 ---                 ---


Cathy Sigalas,                1999          $124,381           ---                 38,000              $10,047(6)
  General Counsel             1998          $86,862            ---                 ---                 ---
                              1997          $79,493            $10,358             12,000              ---


Ahmad M. Khatib(7),           1999          $200,000           ---                 ---                 $10,5550(8)
  Executive Vice              1998          $207,692           ---                 ---                 $2,724
  President                   1997          $200,000           $30,102             ---                 $10,718


Vance Fort(9),                1999          $136,923           ---                 100,000             $385,196(10)
  Executive Vice              1998          $195,058           ---                 ---                 $3,629
   President                  1997          $170,000           $25,587             ---                 $9,094

--------

(1.) Consists of a $29,146 payment for accrued and untaken vacation time, $67,536 in consulting fees, $1,404 in excess term likfe insurance premiums, and $10,000 in annual Company contributions to a defined contribution plan paid on behalf of Mr. Ray.

(2.) Consists of $3,546 in excess term life insurance premiums.

(3.) Consists of $1,054 in excess term life insurance premiums and $10,000 in annual Company contributions to a defined contribution plan paid on behalf of Mr. Duarte.

(4.) Consists of $203 in excess term life insurance premiums and $8,596 in annual Company contributions to a defined contribution plan paid on behalf of Mr. Martinez.

(5.) Consists of $135 in excess term life insurance premiums.

(6.) Consists of $47 in excess term life insurance premiums and $10,000 in annual Company contributions to a defined contribution plan paid on behalf of Ms. Sigalas.

(7.) Mr. Khatib left the Company in January 2000. In April 2000, the Company paid him $200,000 to settle a dispute as to whether his employment contract had been terminated at December 31, 1999.

(8.) Consists of $555 in excess term life insurance premiums and $10,000 in annual Company contributions to a defined contribution plan paid on behalf of Mr. Khatib.

(9.) Mr. Fort left the Company in September 1999.

(10.) Consists of a $76,843 payment for accrued and untaken vacation time, $1,430 in excess term life insurance premiums, $6,923 in annual Company contributions to a defined contribution plan paid on behalf of Mr. Fort, and a $300,000 payment which the Company determined was owing to Mr. Fort under his employment contract upon a reduction in his job responsibilities.

The following table sets forth information concerning individual grants of stock options made during the year ended December 31, 1999 to each of the named executive officers:

                        Option Grants in Last Fiscal Year

                                                                                                   Potential Realizable
                                                                                                   Value at Assumed
                                                                                                   Annual Rates of Stock
                                                                                                   Price Appreciation for
                                Individual Grants                                                  Option Term
--------------------------------------------------------------------------------------------       -------------------------

                                Number of       Percent of
                                Shares of         Total
                                 Common          Options
                                  Stock         Granted to       Exercise
                               Underlying       Employees        Price Per
                                 Options        in Fiscal          Share          Expiration
  Name                           Granted           Year                              Date                5%            10%
-------------------            -----------      ----------       ---------        ----------         --------      ----------

Russell L. Ray, Jr.              100,000           4.8%            $1.06            3/14/07          $ 51,000      $  121,000


Hollis L. Harris                 900,000          43.1%            $1.00            4/1/07           $432,000      $1,026,000
                                 100,000           4.8%            $1.00            3/14/07          $ 48,000      $  114,000


Gilberto M. Duarte, Jr.          15,000            0.7%            $1.62            1/21/07          $ 11,500      $   27,750
                                 50,000            2.4%            $1.00            4/1/07           $ 24,000      $   57,000


Randy J. Martinez                12,000            0.6%            $1.25            4/6/07           $  7,200      $   17,160
                                 25,000            1.2%            $1.69            6/21/07          $ 20,250      $   48,250
                                 25,000            1.2%            $1.09            8/8/07           $ 13,000      $   31,250


A. Gilbert Morgan, Jr.           500,000          23.9%            $1.47            5/9/07           $350,000      $  840,000


Cathy Sigalas                    13,000            0.6%            $1.25             4/6/07          $  7,800      $   18,590
                                 25,000            1.2%            $1.38            8/31/07          $ 16,500      $   39,500


Ahmad M. Khatib                      --              --               --                --                 --             --


Vance Fort                       100,000           4.8%            $1.00            8/31/00          $  7,000      $   15,000


The values above do not reflect that many of the options are subject to vesting schedules and, accordingly, are not immediately exercisable, or are exercisable in tranches with interim exercise prices exceeding the market price on the date of grant by varying degrees. Nor do they reflect that, if they are deemed to be "affiliates" of the Company within the meaning of the federal securities laws and regulations, the named executive officers may be subject to restrictions on their ability to sell or otherwise dispose of any shares acquired upon any exercise of the options. The assumed rates of stock price appreciation above are arbitrary and bear no relationship to the historic depreciation in the market price of the Company's Common Stock since its 1995 initial public offering.

None of the named executive officers exercised any stock options in the year ended December 31, 1999. None of their unexercised options could have been exercised at prices below the market price ("in the money") of the Company's common stock at December 31, 1999 and, accordingly, none of their unexercised options had any value on that date. The following table sets forth additional information concerning their unexercised options:

                             Fiscal Year-End Options




                                  Shares of Common Stock Underlying Unexercised
                                         Options at December 31, 1999
                                  ---------------------------------------------
Name                                 Exercisable                Unexercisable
-------------------------            -----------                -------------
Russell L. Ray, Jr.                    160,000                     200,000


Hollis L. Harris                       100,000                     900,000


Gilberto M. Duarte, Jr.                40,000                      60,000


Randy J. Martinez                      15,250                      46,950


A. Gilbert Morgan, Jr.                 50,000                      450,000


Cathy Sigalas                          20,365                      30,562


Ahmad M. Khatib                        30,000                      120,000


Vance Fort                             225,000                       ---


Compensation of Members of the Board and Committees

Directors who are not also executive officers of the Company or of an affiliate of the Company ("Non-Employee Directors") receive $25,000 annually for serving on the Board of the Company, which amount is paid quarterly in advance. Chairmen of Board Committees also receive compensation in the amount of $5,000 per year for such service as Committee Chair. Non-Employee Directors are reimbursed for usual and ordinary expenses of meeting attendance. The Company has adopted a Non-Employee Directors' Stock Option Plan (the "Directors' Plan"), pursuant to which each new Non-Employee Director, upon election or appointment to the Board of Directors of the Company, is granted options to purchase 10,000 shares of Common Stock. On the third anniversary of the initial award, each such Director will be granted an option to purchase an additional 5,000 shares of Common Stock. Options granted under the Directors' Plan become exercisable in equal monthly installments during the 36 months following the award, as long as the person remains a Director of the Company. The exercise price of all such options is the average closing price of the Common Stock during the 30 trading days immediately preceding the date of grant. Up to 250,000 shares of Common Stock may be issued under the Directors' Plan, subject to certain adjustments.

Employment Agreements

The Company has entered into currently effective employment agreements with each of the named executive officers other than Russell L. Ray, Jr., Ahmad M. Khatib, and Vance Fort, whose employment has terminated.

The agreement with Hollis L. Harris provides that he shall serve as Chairman of the Board of Directors and Chief Executive Officer of the Company until December 31, 2001, subject to a one-year extension, at the election of Mr. Harris, in the event that the Board of Directors fails to give him written notice, on or before June 30, 2000, of its intent not to renew the agreement or of its intent to renew on different terms. The Company has agreed to compensate Mr. Harris at a minimum base salary of $350,000 per year plus employee benefits, has agreed to indemnify him against certain losses, and has granted him options to purchase up to 1,000,000 shares of its Common Stock. Mr. Harris has agreed to purchase $100,000 worth of Company Common Stock or debentures, which he is doing through a voluntary additional reduction of his base salary and participation in the Company's employee salary exchange program and restricted stock plan.

The agreement with A. Gilbert Morgan, Jr. provides that he shall serve as President and Chief Operating Officer of the Company until May 31, 2002, subject to a one-year extension, at the election of Mr. Morgan, in the event that the Chairman of the Board of Directors fails to give him written notice, on or before November 30, 2001, of the Chairman's intent not to renew the agreement or of his intent to renew on different terms. The Company has agreed to compensate Mr. Morgan at a minimum base salary of $225,000 per year plus employee benefits and to reimburse him for moving expenses to a maximum of $30,000, has agreed to indemnify him against certain losses, and has granted him options to purchase up to 500,000 shares of its Common Stock.

The agreement with Gilberto M. Duarte, Jr. provides that he shall serve as Chief Financial Officer of the Company until December 1, 2000, subject to a one-year extension, at the election of Mr. Duarte, in the event that the Company fails to give him written notice, on or before June 1, 2000, of the Company's intent not to renew the agreement or of its intent to renew on different terms. The
Company has agreed to compensate Mr. Duarte at a minimum base salary of $185,000 per year plus employee benefits, has agreed to indemnify him against certain losses, and has granted him options to purchase up to 100,000 shares of its Common Stock. Under the agreement, Mr. Duarte is eligible to receive annual bonuses under the Company's 1998 management incentive compensation plan (the "Management Incentive Plan").

The agreement with Randy J. Martinez provides that he shall serve as Chief Information Officer of the Company until September 30, 2002, subject to a one-year extension, at the election of Mr. Martinez, in the event that the Chairman of the Board of Directors fails to give him written notice, on or before February 28, 2002, of the Chairman's intent not to renew the agreement or of his intent to renew on different terms. The Company has agreed to compensate Mr. Martinez at a minimum base salary of $175,000 per year plus employee benefits, has agreed to indemnify him against certain losses, and has granted him options to purchase up to 62,000 shares of its Common Stock.

The agreement with Cathy Sigalas provides that she shall serve as General Counsel and Corporate Secretary of the Company until September 30, 2002, subject to a one-year extension, at the election of Ms. Sigalas, in the event that the Chairman of the Board of Directors fails to give her written notice, on or before February 28, 2002, of the Chairman's intent not to renew the agreement or of his interest to renew on different terms. The Company has agreed to compensate Ms. Sigalas at a minimum base salary of $175,000 per year plus employee benefits, has agreed to indemnify her against certain losses, and has granted her options to purchase up to 50,000 shares of its Common Stock.

Each agreement is terminable by the Company with or without cause and by the named executive officer upon the occurrence of certain events, including a change in control of the Company and a change in the named executive officer's responsibilities. Upon any such termination other than for cause, the named executive officer would be entitled to receive 18 months base salary, and all unvested options previously granted would become immediately exercisable. In accordance with such provisions, Vance Fort, whose employment as an executive officer of the Company terminated in September 1999, was paid 18 months base salary, or a total of $300,000, during the year ended December 31, 1999, and his remaining options vested.

Compensation Committee Report

There are four main compensation components for executive officers of the
Company: (1) base salary; (2) bonuses paid under the Company's Management Incentive Plan; (3) non-qualified and incentive stock options granted under the Company's 1995 stock option plan (the "1995 Option Plan"); and (4) accruals of possible payments under the Company's key employee retention plan ("KERP").

Base salaries of executive officers are initially set, and from time to time adjusted, to be competitive with those being paid by other area and industry companies to attract executives with comparable responsibilities and experience. The Compensation Committee of the Board of Directors normally recommends, and the Board determines, the base salary of each executive officer of the Company.

Under the Management Incentive Plan, executive officers who are not covered by sales commission or collective bargaining agreements are eligible to receive annual cash bonuses of 30%-40% of their base salaries, subject to adjustment. Any bonus payable to the Chief Executive Officer is based solely on whether the Company meets or exceeds certain budgeted net income targets. Any bonus payable to other executive officers is based on a weighting of Company, department, and individual quantitative performance, subject to adjustment.

Under the 1995 Option Plan, executive officers are eligible to receive grants of non-qualified and incentive stock options exercisable over not more than ten years at the fair market value of the Company's Common Stock on the date of grant. The 1995 Option Plan is administered by the Compensation Committee, which isauthorized to determine the vesting schedule for each grant.

Under the KERP, in order to ensure the continued performance of certain key functions, the Company is accruing retention payments which are payable to certain management employees in the event that they remain continuously employed by the Company during the 24 months following their selection for participation. Alternatively, participating employees are eligible to receive severance payments in the event they are terminated under certain circumstances within 24 months after a change in control of the Company. The KERP is administered by the Compensation Committee, which is authorized to establish retention payments of up to 100%, and (subject to the provisions of any employment agreement) severance payments of up to 150%, of the employee's annual salary.

The foregoing report is provided by the Compensation Committee of the Board of Directors, consisting of Peter M. Sontag and Gen. Ronald R. Fogleman, non-employee Directors of the Company. John C. Backus, Jr., formerly a non-employee Director, also served as a member of the Compensation Committee during 1999.

Stock  Performance

The Company completed an initial public offering of its Common Stock on October 5, 1995, and the Common Stock is traded on the NASDAQ SmallCap Market. The graph below compares the performance, since October 5, 1995, of an investment in the Common Stock and the Russell 2000 Index, the Dow Jones Airlines Index, and the Dow Jones Air Freight/Couriers Index. The comparison assumes that the value of the investment and of each index was $100 at October 5, 1995 and that all dividends were reinvested.

There are significant differences between the business of the Company and those of the companies which comprise the abovementioned industry or line-of-business indices. These differences may lessen the comparability of the information presented. The Dow Jones Airlines Index components are large, scheduled, domestic airline carriers, while the Company is a smaller global airline and contract service provider with no scheduled service. The Dow Jones Air Freight/Couriers Index is heavily weighted by the market capitalization of freight and courier companies which have operations much larger than the Company's cargo operations.

                       Value of Initial Investment of $100

[Line Chart describing the following table appears here]

                            Cumulative Total Return
            Based on reinvestment of $100 beginning October 5, 1995

                          Oct-95    Dec-95   Dec-96   Dec-97   Dec-98   Dec-99
World Airways, Inc.        $100      $ 90     $ 65     $ 55      $  8    $  7
Russell 2000               $100      $105     $123     $150      $146    $177
Dow Jones Airline Index    $100      $104     $120     $190      $167    $169
Dow Jones Air Freight
  Couriers Index           $100      $ 97     $114     $155      $206    $201

In April 2000, Nasdaq advised the Company that its Common Stock appeared to no longer meet the requirements for listing on the Nasdaq SmallCap Market. If the Common Stock were delisted from the SmallCap Market, the Company would seek to list it on the Nasdaq Bulletin Board or on a national stock exchange.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

Principal Stockholders

The following table sets forth information, as of March 31, 2000, with respect to each person who is known to the Company to be the beneficial owner of more than five percent of the Company's Common Stock, $.001 par value per share, its only class of voting securities:


Name of Beneficial Owner         Address of Beneficial Owner            Shares Beneficially       Percent of Class
                                                                        Owned (1)                   Owned (1)
-----------------------------    --------------------------------       -------------------       ----------------
WorldCorp, Inc.,                 444 MadisoneAvenue, Suite 703          2,201,351 (2)                   21.6%
Debtor-in-Possession             New York,NY  10202
                                 Attn: Mark M. Feldman, President


Naluri Berhad f/k/a Malaysian    Wing On Center, 25th Floor             1,217,000 (3)                   12.0%
Helicopter Services Berhad       1111 Connaught Road
("Naluri")                       Central Hong Kong

The Boeing Company               7755 E. Marginal Way South             1,000,000 (4)                    8.9%
                                 Seattle, WA  98108


International Lease Finance      1999 Avenue of the Stars,              1,000,000 (5)                    8.9%
Corporation, National Union      Suite 3900
Fire Insurance Company of        Los Angeles, CA 90067
Pittsburgh, Pa., and American
International Group, Inc.


Lonestar Partners, L.P. and      735 Montgomery Street, Suite 400         561,076 (6)                    5.3%
Jerome L. Simon                  San Francisco, CA  94111

-----------------------------

(1) In setting forth this information, the Company has relied upon its stock and convertible subordinated debenture transfer records, to the extent available to the Company without unreasonable effort or expense, and upon Schedule 13D and Schedule 13G filings of, and other information provided by, the persons listed. Beneficial ownership is reported in accordance with Securities and Exchange Commission ("SEC") regulations and therefore includes shares of the Company's Common Stock which may be acquired within 60 days after March 31, 2000, upon the exercise of outstanding stock options and warrants and the conversion of outstanding convertible subordinated debentures. Shares of Common Stock issuable upon the exercise of such options and warrants, and the conversion of such debentures, are deemed outstanding for purposes of computing the percentage of Common Stock owned by the beneficial owner thereof listed in the table, but are not deemed outstanding for purposes of computing the percentage of outstanding Common Stock owned by any other stockholder. Except as otherwise stated below, all shares are owned directly and of record, and each named person has sole voting and investment power with regard to the shares shown as owned by such person. For each shareholder, Percent of Class Owned is based on the 10,179,419 shares of Common Stock issued and outstanding on March 31, 2000 plus any shares which may be acquired by the shareholder within 60 days after March 31, 2000.

(2) As reported in an amended Schedule 13D filed with the SEC on February 15, 2000, as supplemented by WorldCorp's advice to the Company that, at March 31, 2000, it held 13,761 shares directly and 2,187,590 shares indirectly, through WorldCorp Acquisition Corp., its wholly-owned subsidiary. WorldCorp and WorldCorp Acquisition Corp. are debtors-in-possession in consolidated bankruptcy cases pending in the United States Bankruptcy Court for the District of Delaware. In accordance with a joint liquidating plan of reorganization which WorldCorp and WorldCorp Acquisition Corp. have filed with the bankruptcy court, WorldCorp intends to sell or otherwise dispose of the shares, including possibly through a distribution of the shares ratably to certain classes of its creditors. To facilitate such sale or other disposition, the Company has registered the shares with the SEC, registration no. 333-35054. The sale or other disposition of all or substantially all of these shares might result in a change in control of the Company.

(3) As reported in a Schedule 13D dated October 12, 1995, filed with the SEC, as reduced by 773,000 shares of Common Stock sold by Naluri to the Company on January 23, 1998.

(4) Includes 1,000,000 shares underlying immediately exercisable Common Stock purchase warrants.

(5) As reported in a Schedule 13G filed with the SEC on August 30, 1999. Includes 1,000,000 shares underlying immediately exercisable Common Stock purchase warrants held of record by International Lease Finance Corporation. The other two beneficial owners of the shares are its parent and ultimate parent, respectively.

(6) As reported in a Schedule 13G filed with the SEC on May 19, 1999, which states that 100,400 shares of Common Stock and debentures convertible into an additional 460,676 shares of Common Stock are held of record by Lonestar Partners, L.P., an investment limited partnership which Mr. Simon serves as general partner and investment adviser.

Directors and Executive Officers

The following table sets forth information, as of March 31, 2000, with respect to the beneficial ownership of the Company's Common Stock, $.001 par value per share, its only class of voting securities, by (a) each Director and expected nominee for Director of the Company; (b) each individual serving as chief executive officer of the Company during 1999; (c) each of the named executive officers of the Company; and (d) all Directors and executive officers of the Company as a group:

Name of Beneficial Owner             Capacity                           Shares                 Percent
                                                                        Beneficially           of Class
                                                                        Owned (1)              Owned (1)
------------------------             ------------------------------      ------------           --------
Russell L. Ray, Jr.                  Director, Expected Nominee for      170,893 (2)             2.0%
                                     Director, and Chief Executive
                                     Officer (until April 1999)
Hollis L. Harris                     Director and Chief Executive        351,309 (3)             3.4%
                                     Officer (since May 1999)
Daniel J. Altobello                  Director                              6,925 (4)               *

A. Scott Andrews                     Director                             13,453 (5)               *

Joel H. Cowan                        Director                                554 (6)               *

Mark M. Feldman                      Director                              3,601 (7)               *

Gen. Ronald R. Fogleman              Director and Expected Nominee         6,925 (4)               *
                                     for Director
Lim Kheng Yew                        Director and Expected Nominee        13,453 (8)               *
                                     for Director
Wan Malek Ibrahim                    Director                             13,453 (8)               *

Gordon C. McCormick                  Director                              1,108 (9)               *

Wilbur L. Ross, Jr.                  Director                              3,601 (7)               *

Peter M. Sontag                      Director                             25,053 (10)              *

Gilberto M. Duarte, Jr.              Named Executive Officer              63,247 (11)[ESEP]        *

Randy J. Martinez                    Named Executive Officer              40,507 (12)[ESEP]        *

A. Gilbert Morgan, Jr.               Named Executive Officer              78,273 (13)[ESEP]        *

Cathy Sigalas                        Named Executive Officer             110,108 (14)[ESEP]        *

Ahmad M. Khatib                      Named Executive Officer              36,905 (15)              *

Vance Fort                           Named Executive Officer             229,207 (16             2.2%

Directors and Executive                                                  938,594 (17)            8.8%
Officers as a Group (17 persons)

-----------------------------

* Individual is the beneficial owner of less than one percent (1%) of the Company's outstanding Common Stock.

(1) In setting forth this information, the Company has relied upon its stock and convertible subordinated debenture transfer records and upon
         Schedule 13D and Schedule 13G filings of, and other information provided by, the persons listed. Beneficial ownership is reported in accordance with SEC regulations and includes shares of Common Stock which may be acquired within 60 days after March 31, 1999, upon the exercise of outstanding stock options and warrants and the conversion of outstanding convertible subordinated debentures. Shares of Common Stock issuable upon the exercise of such options and warrants, and the conversion of such debentures, are deemed outstanding for purposes of computing the percentage of outstanding Common Stock owned by the beneficial owner thereof listed in the table, but are not deemed outstanding for purposes of computing the percentage of outstanding Common Stock owned by any other stockholder. Except as otherwise stated below, all shares are owned directly and of record, and each named person has sole voting and investment power with regard to the shares shown as owned by such person. For each shareholder, Percent of Class Owned is based on the 10,179,419 shares of Common Stock issued and outstanding on March 31, 2000 plus any shares which may be acquired by the shareholder within 60 days after March 31, 2000.

(2) Consists of (i) 160,000 shares of Common Stock issuable to Mr. Ray upon the exercise of options granted and (ii) 10,893 shares of Common Stock which he owns directly.

(3) Consists of (ii) 100,000 shares of Common Stock issuable to Mr. Harris upon the exercise of options granted and (ii) 251,309 shares which he owns directly.

(4) Consists of 6,925 shares of Common Stock issuable to each of Mr. Altobello and Gen. Fogleman upon the exercise of options granted.

(5) Consists of 13,453 shares of Common Stock issuable to Mr. Andrews upon the exercise of options granted.

(6) Consists of 554 shares of Common Stock issuable to Mr. Cowan upon the exercise of options granted.

(7) Consists of 3,601 shares of Common Stock issuable to each of Messrs. Feldman and Ross upon the exercise of options granted.

(8) Consists of 13,453 shares of Common Stock issuable to each of Mr. Lim and Mr. Malek upon the exercise of options granted.

(9) Consists of 1,108 shares of Common Stock issuable to Mr. McCormick upon the exercise of options granted.

(10) Consists of (i) 13,453 shares of Common Stock issuable to Mr. Sontag upon the exercise of options granted and (ii) 11,600 shares of Common Stock which he owns directly.

(11) Consists of (i) 40,000 shares of Common Stock issuable to Mr. Duarte upon the exercise of options granted and (ii) 23,247 shares of Common Stock which he owns directly.

(12) Consists of (i) 15,250 shares of Common Stock issuable to Mr. Martinez upon the exercise of options granted and (ii) 25,257 shares of Common Stock which he owns directly.

(13) Consists of (i) 50,000 shares of Common Stock issuable to Mr. Morgan upon the exercise of options granted and (ii) 28,273 shares of Common Stock which he owns directly.

(14) Consists of (i) 20,365 shares of Common Stock issuable to Ms. Sigalas upon the exercise of options granted and (ii) 89,743 shares of Common Stock which she owns directly.

(15) Consists of (i) 35,000 shares of Common Stock issuable to Mr. Khatib upon the exercise of options granted and (ii) 1,905 shares of Common Stock which he owns directly.

(16) Consists of (i) 225,000 shares of Common Stock issuable to Mr. Fort upon the exercise of options granted and (ii) 4,207 shares of Common Stock which he owns directly.

(17) Consists of (i) 472,141 share of Common Stock issuable to the twelve Directors (one of whom is an executive officer) and five additional currently serving executive officers upon the exercise of options granted and (ii) 46,453 share of Common Stock which they own directly.

Item 13.   Certain Relationships and Related Transactions

The Company is a partially-owned subsidiary of WorldCorp Acquisition Corp., which is a wholly-owned subsidiary of WorldCorp. At March 31, 2000, WorldCorp and WorldCorp Acquisition Corp. owned approximately 21.6% of the Company's issued and outstanding Common Stock. On February 12, 1999, WorldCorp petitioned in reorganization, under Chapter 11 of the United States Bankruptcy Code, in the United States Bankruptcy Court for the District of Delaware, case no. 99-298
(MFW). Its petition reflected approximately $22 million in assets and $115 million in liabilities. WorldCorp Acquisition Corp. is now also a debtor in bankruptcy. The remaining assets of the debtors consist of cash and their interest in the Company's Common Stock, and their consolidated plan of reorganization as filed with the bankruptcy court proposes that they be liquidated and dissolved. A confirmation hearing was held on April 26, 2000, but no confirmation order has yet been entered.

WorldCorp's filing for reorganization, or any sale or other disposition of its beneficial interest in the Company's Common Stock as part of a confirmed liquidating plan of reorganization, may be deemed to constitute, or may result in, a change in control of the Company, within the meaning of SEC Rule 405. This is because the power to direct or cause the direction of the Company's management and policies may now be deemed to be shared with WorldCorp's creditors, the interest in the Company's Common Stock held by WorldCorp could be sold or otherwise disposed of to a single purchaser or group of purchasers to produce cash for distribution to WorldCorp's creditors, or WorldCorp could determine to distribute the Common Stock ratably to certain of its creditors directly. Wilbur L. Ross, Jr., a Director of the Company since March 15, 1999, is an affiliate of Rothschild Recovery Fund L.P., a principal creditor of WorldCorp and a member of its official committee of unsecured creditors. Mark M. Feldman, a Director of the Company since March 15, 1999, is WorldCorp's director, president, and chief executive officer, and Gordon C. McCormick, a Director of the Company since January 19, 2000, is a creditor of WorldCorp and member of its official committee of unsecured creditors.

On April 20, 1998, WorldCorp transferred 3,702,586 shares of the Company's Common Stock to WorldCorp Acquisition Corp. in connection with a business acquisition. On June 25, 1998, the Company, then a secured creditor of WorldCorp, purchased 150,000 of the shares for a credit of $4.55 per share against the debt owing to it. On August 13, 1999, the Company purchased an additional 1,068,725 shares for a credit of $1.56 per share against the remaining debt. As a result of these transactions, the Company ceased to be a secured creditor of WorldCorp, and WorldCorp's beneficial interest in the Company's outstanding Common Stock was proportionately reduced. In each case the purchase or transfer price was determined as the average closing price of the Company's common stock on its public trading market during a measurement period prior to the purchase.

In May 1999, the Company and Russell L. Ray, Jr., a Director of the Company and formerly its Chairman of the Board of Directors, President, and Chief Executive Officer, entered into a consulting agreement. Under the agreement, Mr. Ray agreed to serve as chairman of the Executive Committee of the Board of Directors and to provide such other consulting services as might be agreed from time to time. The Company agreed to pay Mr. Ray for these services at the rate of $8,333.33 per month, as a result of which he received consulting fees of $67,536 in 1999. Mr. Ray waived the right to receive fees of $25,000 per year under the Company's Directors' Plan.

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

10.1     Restated and Amended Accounts Receivable Management and Security Agreement
         dated as of March 23, 1998 between the Company and BNY Financial Corporation                            **

10.2     Amendment (No. 1) dated as of August 1, 1998  to Restated and Amended Accounts
         Receivable Management and Security Agreement between the Company and BNY
         Financial Corporation                                                                                   **

10.3     Amendment (No. 2) dated as of March 1, 1999 to Restated and Amended Accounts
         Receivable Management and Security Agreement between the Company and BNY
         Financial Corporation                                                                                   **

10.4     Amendment (No. 3) dated as of September 3, 1999 to Restated and Amended
         Accounts Receivable Management and Security Agreement between the Company
         and BNY Financial Corporation                                                                           **

10.5     Amended and Restated Employment Agreement dated July 8, 1999 between Hollis L. Harris and the Company (Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q filed
         August 16, 1999)                                                                                         *

10.6     Employment Agreement dated June 1, 1999 between Andrew Gilbert Morgan, Jr. and
         the Company  (Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q filed                         *
         August 16, 1999)

10.7     Amended and Restated Employment Agreement dated January 22, 1999 between
         Gilberto M. Duarte, Jr. and the Company (Exhibit 10.16 to the Company's Quarterly
         Report on Form 10-Q filed May 10, 1999)                                                                  *

10.8     Employment Agreement dated September 1, 1999 between Randy J. Martinez
         and the Company                                                                                         **

10.9     Employment Agreement dated September 1, 1999 between Cathy Sigalas
         and the Company                                                                                         **

23.1     Consent of Independent Auditors                                                                         **

27.1     Financial Data Schedule for the Year Ended December 31, 1999                                            **
-----------------------

*    Incorporated by reference pursuant to Rule 12b-32.
**   Filed previously.

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report, as amended, to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             WORLD AIRWAYS, INC.

                                             /s/ Gilberto M. Duarte, Jr.
                                             By: Gilberto M. Duarte, Jr.
                                             Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report, as amended, has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                  Title                                 Date
----------------------     -----------------------------         -------------

/s/ Hollis L. Harris       Chairman and Chief Executive          April 28, 2000
Hollis L. Harris           Officer (Principal Executive
                           Officer)

/s/ Andrew G. Morgan, Jr.  President and Chief                   May 1, 2000
Andrew G. Morgan, Jr.      Operating Office

/s/ Gilberto M. Duarte, Jr.Chief Financial Officer               May 1, 2000
Gilberto M. Duarte, Jr.    (Principal Financial and
                           Accounting Officer)

/s/ Daniel J. Altobello    Director                              April 29, 2000
Daniel J. Altobello

______________________     Director                              _____________
A. Scott Andrews

/s/ Joel H. Cowan          Director                              April 30, 2000
Joel H. Cowan

/s/ Mark M. Feldman        Director                              April 29, 2000
Mark M. Feldman

/s/ Ronald R. Fogleman     Director                              April 30, 2000
Ronald R. Fogleman

______________________     Director                              _____________
Wan Malek Ibrahim

/s/ Gordon C. McCormick    Director                              May 1, 2000
Gordon C. McCormick

/s/ Russell L. Ray, Jr.    Director                              May 1, 2000
Russell L. Ray, Jr.

______________________     Director                              _____________
Wilber L. Ross, Jr.

/s/ Peter M. Sontag        Director                              May 1, 2000
Peter M. Sontag

______________________     Director                              _____________
Lim Kheng Yew