Form 10-Q
period 2000-03-31
WORLD AIRWAYS INC /DE/
filed 2000-05-11
CIK 949240

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




      For the Quarter Ended: March 31, 2000 Commission File Number 0-26582



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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes___X___   No_______

The number of shares of the registrant's Common Stock outstanding on April 28, 2000 was 10,179,419.

--------------------------------------------------------------------------------

                               WORLD AIRWAYS, INC.

                  MARCH 31, 2000, QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS


                                                                          Page

PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Condensed Balance Sheets, March 31, 2000 and December 31, 1999

            Condensed Statements of Operations,
            Three Months Ended March 31, 2000 and 1999

            Condensed Statement of Changes in Stockholders' Deficiency, Three months ended March 31, 2000

            Condensed Statements of Cash Flows,
            Three months ended March 31, 2000 and 1999

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


PART II - OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K

ITEM 1.  FINANCIAL STATEMENTS

                               WORLD AIRWAYS, INC.
                            CONDENSED BALANCE SHEETS
                                     ASSETS
                                 (in thousands)

                                                    (unaudited)
                                                     March 31,      December 31,
                                                        2000            1999
                                                    -----------      -----------
CURRENT ASSETS
     Cash and cash equivalents, including
         restricted cash of $1,766 at
         March 31, 2000 and $2,387 at
         December 31, 1999                          $     6,025      $    11,725

     Short-term marketable investments                    1,175              681

     Accounts receivable, less allowance for
         doubtful accounts of $1,848 at March
         31, 2000 and December 31, 1999                   7,114           11,225

     Prepaid expenses and other current assets            5,585            6,647
                                                        -------          -------
     Total current assets                                19,899           30,278
                                                        -------          -------

EQUIPMENT AND PROPERTY
     Flight and other equipment                          85,930           90,150
     Equipment under capital leases                       9,463           10,262
                                                        -------          -------
                                                         95,393          100,412
     Less: accumulated depreciation
           and amortization                              38,265           38,306
                                                        -------          -------

         Net equipment and property                      57,128           62,106
                                                        -------          -------

ASSETS HELD FOR SALE                                      1,296            1,315

LONG-TERM OPERATING DEPOSITS                             13,681           13,414

MARKETABLE INVESTMENTS                                    1,144            1,688

OTHER ASSETS AND DEFERRED CHARGES, NET                      887              935
                                                        -------          -------

TOTAL ASSETS                                        $    94,035      $   109,736
                                                        =======          =======

                                                                     (Continued)

                               WORLD AIRWAYS, INC.
                            CONDENSED BALANCE SHEETS
                                   (continued)
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                       (in thousands except share amounts)

                                                   (unaudited)
                                                     March 31,      December 31,
                                                       2000             1999
                                                    -----------      -----------
CURRENT LIABILITIES
     Notes payable                                  $     4,368      $     5,079
     Current maturities of long-term
         obligations                                      4,708            6,096
     Accounts payable                                    11,190           19,453
     Unearned revenue                                     3,467            4,152
     Accrued maintenance in excess of
         reserves paid                                   11,041            7,923
     Accrued salaries and wages                           8,646            8,510
     Accrued taxes                                        2,687            2,835
     Other accrued liabilities                              324            1,127
                                                        -------          -------
         Total current liabilities                       46,431           55,175
                                                        -------          -------

LONG-TERM OBLIGATIONS, NET OF CURRENT MATURITIES         51,214           52,112

OTHER LIABILITIES
     Deferred gain from sale-leaseback
         transactions, net of accumulated
         amortization of $22,572 at March 31,
         2000 and $22,269 at December 31, 1999            4,454            3,083
     Accrued maintenance in excess of reserves paid      11,400           14,884
     Accrued post-retirement benefits                     2,992            2,907
     Deferent rent                                       11,783           11,413
                                                        -------          -------
         Total other liabilities                         30,629           32,287
                                                        -------          -------

TOTAL LIABILITIES                                       128,274          139,574
                                                        -------          -------
STOCKHOLDERS' DEFICIENCY
     Preferred stock, $.001 par value (5,000,000
         shares authorized; no shares issued or
         outstanding                                         --               --
     Common stock, $.001 par value (40,000,000
         shares authorized; 12,147,000 shares
         issued; 10,179,000 shares outstanding at
         March 31, 2000 and 6,446,000 shares
         outstanding at December 31, 1999)                   12               12
     Additional paid-in capital                          23,841           46,857
     Deferred compensation, employee salary
         exchange program                               (4,163)               --
     Accumulated deficit                               (40,743)         (35,972)
     Treasury stock, at cost (1,968,ooo shares
         at March 31, 2000 and 5,701,000 shares
         at December 31, 1999)                         (13,186)         (40,735)
                                                       --------         --------
         Total  stockholders' deficiency               (34,239)         (29,838)
                                                       --------         --------

COMMITMENTS AND CONTINGENCIES

TOTAL LIABILITIES AND STOCKHOLDERS'
     DEFICIENCY                                     $    94,035      $   109,736
                                                        =======         ========

            See accompanying Notes to Condensed Financial Statements

                               WORLD AIRWAYS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                          Three Months Ended March 31,
                     (in thousands except per share amounts)
                                   (unaudited)



                                                         2000            1999
                                                     -----------      ----------
OPERATING REVENUES
     Flight operations                               $    61,849      $   65,155
     Other                                                   157             171
                                                         -------         -------
         Total operating revenues                         62,006          65,326
                                                         -------         -------

OPERATING EXPENSES
     Flight operations                                    17,874          19,286
     Maintenance                                          11,028          11,273
     Aircraft rent and insurance                          17,361          20,120
     Fuel                                                  5,947           5,217
     Flight operations subcontracted
         to other carriers                                 3,347             619
     Commissions                                           1,551           1,855
     Depreciation and amortization                         1,707           2,012
     Sales, general and administrative                     7,052           7,133
                                                         -------         -------
         Total operating expenses                         65,867          67,515
                                                         -------         -------

OPERATING LOSS                                           (3,861)         (2,189)
                                                         -------         -------

OTHER INCOME (EXPENSE)
     Interest expense                                    (1,345)         (1,697)
     Interest income                                         211             217
     Other, net                                              224             963
                                                         -------         -------
         Total other expense                               (910)           (517)
                                                         -------         -------

NET  LOSS                                            $   (4,771)      $  (2,706)
                                                         =======         =======

NET LOSS PER SHARE
         Basic                                       $    (0.60)      $   (0.39)
                                                         =======         =======
         Diluted                                     $    (0.60)      $   (0.39)
                                                         =======         =======

WEIGHTED AVERAGE SHARES OUTSTANDING
         Basic                                             7,891           7,000
                                                         =======         =======
         Diluted                                           7,891           7,000
                                                         =======         =======

            See accompanying Notes to Condensed Financial Statements

                                                WORLD AIRWAYS, INC.
                                          CONDENSED STATEMENTS OF CHANGES
                                            IN STOCKHOLDERS' DEFICIENCY
                                         Three Months Ended March 31, 2000
                                        (in thousands except share amounts)
                                                    (unaudited)

                                                  Additional                               Treasury       Total
                                       Common       Paid-in    Accumulated    Deferred      Stock,     Stockholders'
                                        Stock       Capital      Deficit    Compensation   at Cost      Deficiency
                                      ---------    ---------    ---------    ----------   ---------     -----------
Balance at December 31, 1999          $      12    $  46,857    $(35,972)    $      --    $(40,735)      $(29,838)

Issuance of 3,733,000 shares of
    restricted common stock
       under Employee Salary
       Exchange Program                      --     (23,072)           --      (4,456)       27,528             --
Amortization of deferred compensation
    and accrual of changes in
    Employee Salary Exchange Program         --           --           --          293           21            314
Amortization of warrants                     --           56           --           --           --             56
Net Loss                                     --           --      (4,771)           --           --        (4,771)
                                        -------     --------     --------      -------     --------       --------

Balance at March 31, 2000             $      12    $  23,841    $(40,743)    $ (4,163)    $(13,186)      $(34,239)
                                        =======     ========     ========      =======     ========       ========

            See accompanying Notes to Condensed Financial Statements

                               WORLD AIRWAYS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                          Three Months Ended March 31,
                                 ( in thousands)
                                   (unaudited)


                                                           2000         1999
                                                        ----------    ---------
CASH AND CASH EQUIVALENTS AT BEGINNING
    OF PERIOD                                           $   11,725    $  16,893

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                   (4,771)      (2,706)
Adjustments to reconcile net loss to cash
    provided (used) by operating activities:
    Depreciation and amortization                            1,707        2,011
    Deferred gain recognition                                (303)        (265)
    Other                                                      414           78
    Increase (decrease) in cash resulting from change
       in operating assets and liabilities net of
          effects of non-cash transactions:
       Accounts receivable                                   4,111      (3,573)
       Deposits, prepaid expenses and other assets             795         (55)
       Accounts payable, accrued expenses and
          other liabilities                                (8,989)        5,045
       Unearned revenue                                      (685)        1,406
                                                           -------      -------
    Net cash provided (used) by operating activities       (7,721)        1,941
                                                           -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to equipment and property                        (1,274)        (296)
Proceeds from disposal of equipment and property               143          110
Maturities of marketable investment                             49           --
                                                           -------      -------
    Net cash used by investing activities                  (1,082)        (186)
                                                           -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in line of credit borrowing
    arrangement, net                                         (711)          943
Repayment of debt                                          (2,961)      (4,395)
Issuance of debt                                               675           --
Proceeds of sale/leaseback transaction                       6,100           --
                                                           -------      -------
    Net cash provided (used) by financing activities         3,103      (3,452)
                                                           -------      -------
NET DECREASE IN CASH AND CASH EQUIVALENTS                  (5,700)      (1,697)
                                                           -------      -------

CASH AND CASH EQUIVALENT                                $    6,025   $   15,196
                                                          ========      =======

            See accompanying Notes to Condensed Financial Statements

                               WORLD AIRWAYS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)


1. Management believes that all adjustments necessary for a fair statement of results have been included in the Condensed Financial Statements for the interim periods presented, which are unaudited. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and the results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

      These interim period Condensed Financial Statements and accompanying footnotes should be read in conjuction with the Financial Statements contained in World Airways' Annual Report on Form 10-K/A for the year ended December 31, 1999.

2.    Notes Payable

      The Company has a Credit Agreement with GMAC Financial Corporation ("GMAC") expiring in March 2001. The Agreement contains covenants related to the Company's financial condition and operating results. The Company was not in compliance with two of the covenants at March 31, 2000, but it subsequently obtained approval for a waiver Amendment for them from GMAC.

3.    Subsequent Events

      At March 31, 2000, World Airways had 10.2 million shares of Common Stock outstanding, including 3.7 million restricted shares given to employees pursuant to the Employee Salary Exchange Program, which began in February 2000. Approximately 66% of the stock is publicly held and 21.6% is held by WorldCorp, Inc ("WorldCorp"). On April 26, 2000 WorldCorp's Bankruptcy Plan of Liquidation was approved and it is now expected that WorldCorp's remaining ownership interest in World Airways will be distributed to WorldCorp's creditors.

      In April 2000 World Airways was informed by NASDAQ that it no longer met one of the requirements for continued listing on The NASDAQ SmallCap Market. Subsequently the Company provided NASDAQ with information on the Company's plan to achieve compliance with the listing requirement, and it believes it has presented a good case to remain listed. If, after reviewing the information provided, NASDAQ determines that the Company's continued listing is not warranted, it is expected a delisting process will follow. If the Common Stock is delisted from the SmallCap Market, the Company will seek to be listed on the NASDAQ Bulletin Board or an alternative national stock exchange.

      In May 2000 World Airways received $7 million as a result of a comprehensive settlement with Malaysian Airline System Berhad ("Malaysian Airlines") related to a number of aircraft lease and operating agreements, the last of which was terminated in 1999. The $7 million will be recorded as a gain in the second quarter of 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Part I, Item 2 of this report should be read in conjunction with Part II, Item 7 of World Airways, Inc. ("World Airways" or "the Company") Annual Report on Form 10-K/A for the year ended December 31, 1999. The information contained herein is not a comprehensive management overview and analysis of the financial condition and results of operations of the Company, but rather updates disclosures made in the aforementioned filing.

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

OVERVIEW

General

For the first quarter of 2000, the Company's operating revenues were $62.0 million, the operating loss was $3.9 million, the net loss was $4.8 million and the loss per share was $0.60 for both basic and diluted earnings per share ("EPS"). For the comparable period in 1999 the operating revenues were $65.3 million, the operating loss was $2.2 million, the net loss was $2.7 million and the basic and diluted EPS was a loss of $0.39.

Significant Customer Relationships

During the first three months of 2000, the Company's business relied heavily on its contracts with the U.S. Air Force's ("USAF") Air Mobility Command ("AMC") and Garuda. In 2000 these customers provided approximately 43.6% and 25.3%, respectively, of the Company's revenues and 30.5% and 33.3%, respectively, of block hours flown. In 1999 AMC and Malaysian Airlines provided approximately 69.8% and 15.4%, respectively, of the Company's revenues and 57.2% and 13.1%, respectively, of block hours flown.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

Total block hours decreased 1,021 hours, or 12.2%, to 7,321 hours in the first quarter of 2000 from 8,342 hours in 1999, with an average of 10.0 available aircraft in 2000 and 12.0 available aircraft in 1999. Average daily utilization (block hours flown per day per aircraft) was 8.1 hours in 2000 and 7.7 hours in 1999. In 2000 wet lease, or ACMI, contracts accounted for 57.2% of the block hours, a decrease from 63.6% in 1999. The decrease in ACMI hours reflects an increase in passenger flying that partially offset a decrease in cargo flying. Cargo ACMI flying decreased primarily as a result of not flying for Malaysian Airlines in 2000. In 2000 full service flying accounted for 41.1% of the block hours, an increase from 34.3% in 1999, because of flying for Renaissance Cruises.

Operating Revenues. Revenues from flight operations decreased $3.4 million, or 5.1%, to $61.8 million in 2000 from $65.2 million in 1999. This decrease is primarily due to the decrease in aircraft and block hours flown in 2000.

Operating Expenses. Total operating expenses decreased $1.6 million, or 2.4%, in 2000 to $65.9 million from $67.5 million in 1999.

Flight operations expenses include all expenses related directly to the operation of the aircraft other than aircraft cost, fuel and maintenance. Also included are expenses related to flight dispatch and flight operations administration. Flight operations expenses decreased $1.4 million, or 7.3%, in 2000. This decrease resulted primarily from the decrease in aircraft flown.

Maintenance expenses in the first quarter of 2000 included approximately $1.1 million of costs related to unanticipated corrosion repairs on one aircraft and expenses related to hail and other accidental damages to another aircraft. Exclusive of these costs, maintenance expenses would have decreased 12.0% reflecting the decrease in aircraft operated and resultant 12.2% decrease in block hours flown year over year.

Aircraft rent and insurance costs decreased $2.8 million, or 13.7%, in 2000. This decrease resulted from two fewer aircraft and decreases in rent expense for the Company's MD-11 aircraft negotiated with the aircraft lessors in 1999.

Fuel expenses increased $0.7 million, or 14.0%, in 2000 due to an 11.2% increase in the average cost of fuel per gallon and a 2.0% increase in the number of gallons of fuel consumed as a result of more full service flying.

Commissions decreased $0.3 million in 2000, or 16.4%, principally as a result of a decrease in AMC business.

Depreciation and amortization decreased $0.3 million, or 15.2%, in 2000. This decrease resulted primarily from a reduction in fixed assets subject to depreciation.

Sales, general and administrative expenses decreased $0.1 million, or 1.1%, in 2000, primarily as a result of general cost control efforts.

Non-operating income and expense showed a net decrease of $0.4 million in 2000 primarily because of a $1.0 million gain on the sale of a portion of the Company's interest in an industry-owned organization that was recorded in 1999 and a reduction in debt year over year.

LIQUIDITY AND CAPITAL RESOURCES

The Company is highly leveraged. At March 31, 2000 the Company's cash and short-term and long-term marketable investments totaled $8.3 million and the ratio of the Company's current assets to its current liabilities ("current ratio") was 0.4:1. Also, as of March 31, 2000, the Company had outstanding long-term debt and capital leases of $51.2 million and notes payable and current maturities of long term obligations of $9.1 million. In addition, the Company has significant long-term obligations relating to operating leases for aircraft and spare engines.

Cash Flows from Operating Activities

Operating activities used $7.7 million of cash in the three months ended March 31, 2000 compared to generating $1.9 million in the comparable period in 1999. The decrease in 2000 is principally due to the $4.8 million loss incurred for the quarter and a net decrease of $4.8 million in operating assets and liabilities. The increase in 1999 is mainly due to increases of $5.0 million in accounts payable, accrued expenses and other current liabilities and $1.4 million in unearned revenue that more than offset an increase of $3.6 million in accounts receivable.

Cash Flows from Investing Activities

Investing activities used $1.1 million of cash in the three months ended March 31, 2000, compared to using $0.2 million in the comparable period in 1999. In both periods cash was used primarily for the purchase of aircraft rotable spare parts.

Cash Flows from Financing Activities

Financing activities generated $3.1 million of cash in the three months ended March 31, 2000 compared to using $3.5 million in the comparable period in 1999. In 2000, the principal transactions were $6.1 million of cash generated by a sale/leaseback transaction and $3.0 million used to repay debt. In 1999, cash was used primarily to repay approximately $4.4 million of debt.

OTHER MATTERS

Year 2000

The Company has not incurred any operational problems in 2000 related to computer programs.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Part I, Item 3 of this report should be read in conjunction with Part II, Item 7a of World Airways, Inc. ("World Airways" or "the Company") Annual Report on Form 10-K/A for the year ended December 31, 1999. The information contained herein is not a quantitative and qualitative discussion about market risk the Company faces, but rather updates disclosures made in the aforementioned filing.

World Airways continues not to have any material exposure to market risks.

                                     PART IV

ITEM 6.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

 (a)  Exhibits

 No.  Description

 27   Financial data schedule for the quarter ended
      March 31, 2000.                                            Filed Herewith

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




Date: May 11, 2000