Form 10-Q
period 2000-06-30
WORLD AIRWAYS INC /DE/
filed 2000-08-02
CIK 949240

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549
                           _________________________



                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     --------------------------------------



     For the Quarter Ended: June 30, 2000   Commission File Number 0-26582



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

The number of shares of the registrant's Common Stock outstanding on July 31, 2000 was 10,178,000.

================================================================================

                              WORLD AIRWAYS, INC.

                  JUNE 30, 2000, QUARTERLY REPORT ON FORM 10-Q

                               TABLE OF CONTENTS

                                                                                          Page
                                                                                          ----
PART I - FINANCIAL INFORMATION

        Item 1. Financial Statements

                Condensed Balance Sheets, June 30, 2000 and December 31, 1999............   3

                Condensed Statements of Operations,
                Three Months Ended June 30, 2000 and 1999................................   5

                Condensed Statements of Operations,
                Six Months Ended June 30, 2000 and 1999..................................   6

                Condensed Statement of Changes in Stockholders' Deficiency,
                Six months ended June 30, 2000...........................................   7

                Condensed Statements of Cash Flows,
                Six months ended June 30, 2000 and 1999..................................   8

                Notes to Condensed Financial Statements..................................   9

        Item 2. Management's Discussion and Analysis of Financial Condition
                and Results of Operations................................................  10

        Item 3. Quantitative and Qualitative Disclosures about Market Risk...............  13

PART II - OTHER INFORMATION

        Item 4. Submission of Matters to a Vote of Security Holders......................  14

        Item 6. Exhibits and Reports on Form 8-K.........................................  14

                         ITEM 1.  FINANCIAL STATEMENTS
                              WORLD AIRWAYS, INC.
                           CONDENSED BALANCE SHEETS
                                    ASSETS
                                (in thousands)

                                                        (unaudited)
                                                          June 30,      December 31,
                                                            2000            1999
                                                          --------      ------------
CURRENT ASSETS
  Cash and cash equivalents, including restricted
    cash of $7,275 at June 30, 2000
    and $2,387 at December 31, 1999                       $ 20,195        $ 11,725

  Short-term marketable investments                          1,825             681

  Accounts receivable, less allowance for doubtful
    accounts of $350 at June 30, 2000 and $1,848
    at December 31, 1999                                     9,615          11,225

  Prepaid expenses and other current assets                  5,013           6,647
                                                          --------        --------

    Total current assets                                    36,648          30,278
                                                          --------        --------
EQUIPMENT AND PROPERTY
  Flight and other equipment                                86,725          90,150
  Equipment under capital leases                             9,463          10,262
                                                          --------        --------
                                                            96,188         100,412
  Less: accumulated depreciation and amortization           40,077          38,306
                                                          --------        --------

    Net equipment and property                              56,111          62,106
                                                          --------        --------

ASSETS HELD FOR SALE                                         1,267           1,315

LONG-TERM OPERATING DEPOSITS                                13,958          13,414

MARKETABLE INVESTMENTS                                         492           1,688

OTHER ASSETS AND DEFERRED CHARGES, NET                         838             935
                                                          --------        --------

TOTAL ASSETS                                              $109,314        $109,736
                                                          ========        ========

                                                                     (Continued)

                              WORLD AIRWAYS, INC.
                           CONDENSED BALANCE SHEETS
                                  (continued)
                   LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                      (in thousands except share amounts)

                                                                      (unaudited)
                                                                        June 30,      December 31,
                                                                          2000            1999
                                                                        --------      ------------
CURRENT LIABILITIES
 Notes payable                                                         $  8,431        $  5,079
 Current maturities of long-term obligations                              4,389           6,096
 Accounts payable                                                        14,444          19,453
 Unearned revenue                                                        10,320           4,152
 Accrued maintenance in excess of reserves paid                           8,421           7,923
 Accrued salaries and wages                                               8,898           8,510
 Accrued taxes                                                            2,051           2,835
 Other accrued liabilities                                                1,099           1,127
                                                                       --------        --------
  Total current liabilities                                              58,053          55,175
                                                                       --------        --------

LONG-TERM OBLIGATIONS, NET OF CURRENT MATURITIES                         50,428          52,112

OTHER LIABILITIES
 Deferred gain from sale-leaseback transactions, net of
  accumulated amortization of $23,043 at June 30, 2000 and
  $22,269 at December 31, 1999                                            3,983           3,083
 Accrued maintenance in excess of reserves paid                          14,595          14,884
 Accrued post-retirement benefits                                         2,992           2,907
 Deferent rent                                                           12,049          11,413
                                                                       --------        --------
  Total other liabilities                                                33,619          32,287
                                                                       --------        --------

TOTAL LIABILITIES                                                       142,100         139,574
                                                                       --------        --------
STOCKHOLDERS' DEFICIENCY
 Preferred stock, $.001 par value (5,000,000 shares authorized;
  no shares issued or outstanding                                             -               -
 Common stock, $.001 par value (40,000,000 shares authorized;
  12,147,000 shares issued; 10,178,000 shares outstanding at
   June 30, 2000 and 6,446,000 shares outstanding at
   December 31, 1999)                                                        12              12
 Additional paid-in capital                                              23,887          46,857
 Deferred compensation, employee salary exchange  program                (3,324)              -
 Accumulated deficit                                                    (40,111)        (35,972)
 Treasury stock, at cost (1,970,000 shares at June  30,
  2000 and 5,701,000 shares at December 31, 1999)                       (13,250)        (40,735)
                                                                       --------        --------
  Total  stockholders' deficiency                                       (32,786)        (29,838)
                                                                       --------        --------

COMMITMENTS AND CONTINGENCIES

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                         $109,314        $109,736
                                                                       ========        ========

            See accompanying Notes to Condensed Financial Statements

                              WORLD AIRWAYS, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                          Three Months Ended June 30
                     (in thousands except per share data)
                                  (unaudited)

OPERATING REVENUES                                        2000           1999
                                                       -------        -------
  Flight operations                                    $62,529        $67,320
  Other                                                    289            172
                                                       -------        -------
    Total operating revenues                            62,818         67,492
                                                       -------        -------
OPERATING EXPENSES
  Flight operations                                     21,000         19,013
  Maintenance                                           10,645         11,634
  Aircraft rent and insurance                           17,557         19,584
  Fuel                                                   6,825          5,527
  Flight operations subcontracted to other carriers      2,182          1,442
  Commissions                                              983          1,896
  Depreciation and amortization                          1,658          1,982
  Sales, general and administrative                      7,197          8,138
  Settlement of contract dispute                        (6,975)             -
                                                       -------        -------
    Total operating expenses                            61,072         69,216
                                                       =======        =======

OPERATING INCOME (LOSS)                                  1,746         (1,724)

OTHER INCOME (EXPENSE)
  Interest expense                                      (1,355)        (1,617)
  Interest income                                          259            256
  Other, net                                               (18)            (8)
                                                       -------        -------
    Total other expense                                 (1,114)        (1,369)
                                                       =======        =======

EARNINGS (LOSS) BEFORE EXTRAORDINARY ITEM                  632         (3,093)

EXTRAORDINARY ITEM - GAIN ON RETIREMENT OF DEBT              -          4,176
                                                       -------        -------

NET EARNINGS                                           $   632        $ 1,083
                                                       =======        =======
BASIC EARNINGS (LOSS) PER SHARE:
    Earnings (loss) before extraordinary item          $  0.06        $ (0.44)
    Extraordinary item                                       -           0.59
                                                       -------        -------
         Net earnings                                  $  0.06        $  0.15
                                                       =======        =======
DILUTED EARNINGS (LOSS) PER SHARE:
    Earnings (loss) before extraordinary item          $  0.06        $ (0.44)
    Extraordinary item                                       -           0.59
                                                       -------        -------
      Net earnings                                     $  0.06          $0.15
                                                       =======        =======
WEIGHTED AVERAGE SHARES OUTSTANDING
    Basic                                               10,179          7,103
                                                       =======        =======
    Diluted                                             10,179          7,103
                                                       =======        =======

            See accompanying Notes to Condensed Financial Statements

                              WORLD AIRWAYS, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                           Six Months Ended June 30,
                     (in thousands except per share data)
                                  (unaudited)

                                                                                    2000              1999
                                                                                --------          --------
OPERATING REVENUES
     Flight operations                                                          $124,378          $132,475
     Other                                                                           446               343
                                                                                --------          --------
         Total operating revenues                                                124,824           132,818
                                                                                --------          --------
OPERATING EXPENSES
     Flight operations                                                            38,874            38,299
     Maintenance                                                                  21,673            22,907
     Aircraft rent and insurance                                                  34,918            39,704
     Fuel                                                                         12,772            10,744
     Flight operations subcontracted to other carriers                             5,529             2,061
     Commissions                                                                   2,534             3,751
     Depreciation and amortization                                                 3,365             3,994
     Sales, general and administrative                                            14,249            15,271
     Settlement of contract dispute                                               (6,975)                -
                                                                                --------          --------
     Total operating expenses                                                    126,939           136,731
                                                                                --------          --------

OPERATING LOSS                                                                    (2,115)           (3,913)

OTHER INCOME (EXPENSE)
     Interest expense                                                             (2,700)           (3,314)
     Interest income                                                                 470               473
     Other, net                                                                      206               955
                                                                                --------          --------
            Total other expense                                                   (2,024)           (1,886)
                                                                                --------          --------

EARNINGS (LOSS) BEFORE EXTRAORDINARY ITEM                                         (4,139)           (5,799)

EXTRAORDINARY ITEM - GAIN ON RETIREMENT OF DEBT                                        -             4,176
                                                                                --------          --------

NET EARNINGS (LOSS)                                                             $ (4,139)         $  1,623
                                                                                ========          ========
BASIC EARNINGS (LOSS) PER SHARE:
         Earnings (loss) before extraordinary item                              $  (0.46)         $  (0.82)
         Extraordinary item                                                            -              0.59
                                                                                --------          --------
              Net earnings (loss)                                               $  (0.46)         $  (0.23)
                                                                                ========          ========
DILUTED EARNINGS (LOSS) PER SHARE:
         Earnings (loss) before extraordinary item                              $  (0.46)         $  (0.82)
         Extraordinary item                                                            -              0.59
                                                                                --------          --------
             Net earnings (loss)                                                $  (0.46)         $  (0.23)
                                                                                ========          ========
WEIGHTED AVERAGE SHARES OUTSTANDING
         Basic                                                                     9,035             7,052
                                                                                ========          ========
         Diluted                                                                   9,035             7,052
                                                                                ========          ========

           See accompanying Notes to Condensed Financial Statements

                              WORLD AIRWAYS, INC.
                        CONDENSED STATEMENTS OF CHANGES
                          IN STOCKHOLDERS' DEFICIENCY
                        Six Months Ended June 30, 2000
                      (in thousands except share amounts)
                                  (unaudited)

                                                    Additional                                          Treasury         Total
                                      Common          Paid-in        Accumulated         Deferred         Stock,      Stockholders'
                                       Stock          Capital          Deficit         Compensation      at Cost       Deficiency
                                      ------        ----------       -----------       ------------     --------      -------------
Balance at December 31, 1999          $  12          $ 46,857          $(35,972)          $      -       $(40,735)       $(29,838)
Issuance of 3,733,000 shares of
  restricted common stock
  under Employee Salary
  Exchange Program                        -           (23,072)                -             (4,456)        27,528               -
Amortization of deferred
  compensation and accrual
  of changes in Employee
  Salary Exchange Program                 -                 -                 -              1,132            (43)          1,089
Amortization of warrants                  -               102                 -                  -              -             102
Net Loss                                  -                 -            (4,139)                 -              -          (4,139)
                                      -----          --------          --------           --------       --------        --------

Balance at June 30, 2000              $  12          $ 23,887          $(40,111)          $ (3,324)      $(13,250)       $(32,786)
                                      =====          ========          ========           ========       ========        ========

           See accompanying Notes to Condensed Financial Statements.

                              WORLD AIRWAYS, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                        Six Months Ended June 30, 2000
                                (in thousands)
                                  (unaudited)

                                                                                         2000                    1999
                                                                                         ----                    ----
CASH AND CASH EQUIVALENTS AT BEGINNING
    OF PERIOD                                                                        $ 11,725                $ 16,893

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                               (4,139)                 (1,623)
Adjustments to reconcile net earning (loss) to cash
    provided (used) by operating activities:
    Extraordinary gain on retirement of debt                                                -                  (4,176)
    Depreciation and amortization                                                       3,365                   3,994
    Deferred gain recognition                                                            (615)                   (529)
    Other                                                                               1,281                     153
    Increase (decrease) in cash resulting from changes
       in operating assets and liabilities net of
              effects of non-cash transactions:
       Accounts receivable                                                              1,610                  (3,080)
       Deposits, prepaid expenses and other assets                                      1,090                     334
       Accounts payable, accrued expenses and other liabilities                        (4,503)                  7,721
       Unearned revenue                                                                 6,168                   2,741
                                                                                     --------                --------
    Net cash provided (used) by operating activities                                    4,257                   5,535
                                                                                     --------                --------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to equipment and property                                                    (2,070)                   (636)
Proceeds from disposal of equipment and property                                          173                     202
Maturities of marketable investments                                                       49                       -
                                                                                     --------                --------
     Net cash used by investing activities                                             (1,848)                   (434)
                                                                                     --------                --------
CASH FLOWS FROM FINANCING ACTIVITIES
Increase(decrease) in line of credit borrowing arrangement, net                         3,352                   2,476
Repayment of debt                                                                      (4,066)                 (6,931)
Issuance of debt                                                                          675                       -
Proceeds of sale/leaseback transaction                                                  6,100                       -
                                                                                     --------                --------
     Net cash provided (used) by financing activities                                   6,061                  (4,455)
                                                                                     --------                --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    8,470                     646
                                                                                     --------                --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $ 20,195                $ 17,539
                                                                                     ========                ========

                               WORLD AIRWAYS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

1. Management believes that all adjustments necessary for a fair statement of results have been included in the Condensed Financial Statements for the interim periods presented, which are unaudited. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and the results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

      These interim period Condensed Financial Statements and accompanying footnotes should be read in conjuction with the Financial Statements contained in World Airways' Annual Report on Form 10-K/A for the year ended December 31, 1999.

2.    WorldCorp Ownership

      At June 30, 2000 WorldCorp, Inc. ("WorldCorp") owned 1.9 million shares, or 18.6%, of the Company's outstanding Common Stock. WorldCorp had filed for bankruptcy protection in February 1999 and in May 2000 the bankruptcy court overseeing the bankruptcy proceedings approved a Liquidation Plan for WorldCorp. Consequently, all World Airways Common Stock owned by WorldCorp was distributed to creditors of WorldCorp in July 2000. Following the distribution, approximately 12% of World Airways stock is owned by Naluri Berhad, a Malaysian aviation company, and the balance is publicly held. Directors, officers and employees own approximately 45% of the outstanding stock.

3.    Capital Stock

      At June 30, 2000, World Airways had 10.2 million shares of Common Stock outstanding, including 3.7 million restricted shares given to employees pursuant to the Employee Salary Exchange Program, which began in February 2000.

      In April 2000 World Airways was informed by NASDAQ that it no longer met one of the requirements for continued listing on the NASDAQ SmallCap Market. Subsequently the Company provided NASDAQ with information on the Company's plan to achieve compliance with the listing requirements, and it believes it has presented a good case to remain listed. If, after reviewing the information provided, NASDAQ determines that the Company's continued listing is not warranted, it is expected a delisting process will follow. In May 2000 the Company was also informed by NASDAQ that its Common Stock had not maintained a minimum bid price of $1.00 for thirty consecutive trading days as required by a NASDAQ SmallCap Market rule. If the minimum bid price for the stock is $1.00 or more for ten consecutive trading days anytime before August 14, 2000, NASDAQ will determine if compliance with continued listing requirements has been achieved. If the Common Stock is delisted from the SmallCap Market, the Company will seek to be listed on the over-the-counter Bulletin Board or an alternative national stock exchange.

4.    Transactions with Malaysia Airlines

      World Airways provided service to Malaysian Airline System Berhad ("Malaysia Airlines" or "MAS") from 1981 to 1999 and also leased aircraft from MAS during that time frame. In the second quarter of 1999, the Company returned the last aircraft that it had leased from MAS and effective October 1999 ceased operating other aircraft for MAS. In May 2000 the Company received $7 million as a result of a comprehensive settlement with Malaysian Airlines. The settlement related to a number of aircraft lease and operating agreements, the last of which was terminated in 1999.

5.    Income Taxes

      At December 31, 1999, the Company had net operating loss carry forwards for federal income tax purposes of $73.4 million. The distribution of the shares of Common Stock owned by WorldCorp (see Note 2) may result in an Ownership Change. Accordingly, the availability of the NOL's to reduce future federal income tax liabilities may be severely limited under section 382 of the Code.

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

The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "Act"). Therefore, this report contains forward looking statements that are subject to risks and uncertainties, including, but not limited to, the reliance on key strategic alliances, fluctuations in operating results and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. These risks could cause the Company's actual results for 2000 and beyond to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company.

OVERVIEW

General

For the second quarter ended June 30, 2000, the Company's operating revenues were $62.8 million, operating income was $1.7 million and the net income was $0.6 million. The income per share was $0.06 for both basic and diluted earnings per share ("EPS") computed on an average of 10.2 million shares. For the second quarter ended June 30, 1999, the Company's operating revenues were $67.5 million, the operating loss was $1.7 million and the net loss before an extraordinary gain on the retirement of debt was $3.1 million. The loss per share before the extraordinary gain was $0.44 for both basic and diluted earnings per share computed on an average 7.1 million shares. The extraordinary gain resulted from the purchase and retirement of $5.7 million of the Company's outstanding 8% Convertible Subordinated Debentures for $1.5 million. Earnings per share for the quarter after the extraordinary gain were $0.15.

For the first half of 2000, the Company's operating revenues were $124.8 million, the operating loss was $2.1 million, the net loss was $4.1 million, and the loss per share was $0.46 for both basic and diluted EPS based on 9.0 million average shares. For the first six months of 1999, the Company's operating revenues were $132.8 million, the operating loss was $3.9 million, the net loss before extraordinary gain was $5.8 million and the loss per share was $0.82 for both basic and diluted EPS based on 7.1 million average shares. The extraordinary gain in 1999 reduced the basic and diluted loss per share for the six months to $0.23.

Significant Customer Relationships

During the first six months of 2000, the Company's business relied heavily on its contracts with the U. S. Air Force's ("USAF") Air Mobility Command ("AMC") and Garuda. In 2000 these customers provided approximately 39.6% and 17.8%, respectively, of the Company's revenues and 27.3% and 22.0%, respectively, of block hours flown. In 1999 AMC and Malaysian Airlines provided approximately 49.3% and 13.7%, respectively, of the Company's revenues and 34.6% and 12.8%, respectively, of block hours flown.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

Total block hours decreased 1,010 hours, or 11.6%, to 7,676 hours in the second quarter of 1999 from 8,686 hours in 1999, with an average of 10 available aircraft during in 2000 compared to an average of 11.0 in 1999. Average daily utilization (block hours flown per day per aircraft) was 8.1 hours in 2000 and
8.7 hours in 1999. In 2000 wet lease, or ACMI, contracts accounted for 51.0% of the block hours, a decrease from 61.7% in 1999. The decrease in ACMI hours reflects a decrease in passenger flying partially offset by an increase in cargo flying. Passenger ACMI flying decreased principally due to a reduction in Hadj flying in 2000. Cargo ACMI flying increased as a result of efforts to increase cargo business. In 2000 full service flying accounted for 47.0% of the block hours, an increase from 36.4% in 1999, because of flying for Renaissance Cruises.

Operating Revenues.  Revenues from flight operations decreased $4.8 million, or
------------------
7.1%, to $62.5 million in 2000 from $67.3 million in 1999. This decrease is primarily due to a combination of a decrease in the average yield, or revenue per block hour, and the decrease in block hours flown in 2000.

Operating Expenses. Total operating expenses decreased $8.1 million, or 11.8% in
------------------
2000 to $61.0 million from $69.2 million in 1999. The principal reason for the decline in operating expenses was a $7.0 million payment recorded as an expense credit in the 2000 second quarter. It was received in settlement a contract dispute with another party. There was no comparable credit in 1999.

Flight operations expenses include all expenses related directly to the operation of the aircraft other than aircraft cost, fuel and maintenance. Also included are expenses related to flight dispatch and flight operations administration. Flight operations expenses increased $2.0 million, or 10.5%, in 2000. This increase resulted primarily from an increase in full service flying which increased landing and handling costs by approximately $2.1 million and communications costs by approximately $0.5 million. A reduction in pilots salaries from flying fewer block hours generated cost reductions of approximately $0.8 million.

Maintenance expenses decreased $1.0 million, or 8.5%, in 2000. This decrease principally reflects the 11.6% decrease in block hours flown.

Aircraft rent and insurance costs decreased $2.0 million, or 10.4%, in 2000. This decrease resulted primarily from decreases in rent expense for the Company's MD-11 aircraft negotiated with the aircraft lessors in 1999 and the return of two aircraft in 1999, one in April and one in June.

Fuel expenses increased $1.3 million, or 23.5%, in 2000 reflecting an 8.6% increase in the average cost of fuel per gallon and a 6.8% increase in the number of gallons of fuel consumed as a result of an increase in full service flying in 2000.

Subcontract flying increased $0.8 million to $2.2 million in 2000 from $1.4 million in 1999 as the result of having to outsource more block hour flying due to aircraft in maintenance.

Commissions decreased $0.9 million in 2000, or 48.2%, principally as a result of lower Hadj commissions in 2000.

Depreciation and amortization decreased $0.3 million, or 16.3%, in 2000. This decrease resulted primarily from a reduction in fixed assets subject to depreciation.

Sales, general and administrative expenses decreased $0.9 million, or 11.6%, in 2000, primarily as a result of general cost control measures that have been taken.

Non-operating income and expense, net improved by $0.3 million in 1999 primarily because of a $0.3 million reduction in interest on lower average debt.

Six Months Ended June 30, 2000 Compared to Six  Months Ended June 30, 1999

Total block hours decreased 2,031 hours, or 11.9%, to 14,997 hours in the first half of 2000 from 17,028 hours in 1999, with an average of 10.0 available aircraft in 2000 and 11.0 available aircraft in 1999. Average daily utilization (block hours flown per day per aircraft) was 8.1 hours in 2000 and 8.7 hours in 1999. In 2000 wet lease, or ACMI, contracts accounted for 54.0% of the block hours, a decrease from 73.2% in 1999. The decrease in ACMI hours principally reflects a decrease in cargo flying due to not flying for Malaysian Airlines in 2000. In 2000 full service flying accounted for 44.1% of the block hours, an increase from 24.2% in 1999, primarily because of flying for Renaissance Cruises.

Operating Revenues. Revenues from flight operations decreased $8.1 million, or
------------------
6.1%, to $124.4 million in 2000 from $132.5 million in 1998. This decrease is primarily due to the 11.9% decrease in block hours flown in 2000.

Operating Expenses. Total operating expenses decreased $9.8 million, or 7.2%, in
------------------
2000 to $126.9 million from $136.7 million in 1999. This reflected the contract settlement with MAS discussed above.

Flight operations expenses increased $0.5 million, or 1.5%, in 2000. This resulted primarily from an increase in full service flying which increased landing and handling costs by approximately $2.5 million. A reduction in pilots salaries from flying fewer block hours generated cost reductions of approximately $2.1 million.

Maintenance expenses decreased $1.2 million, or 5.4%, in 2000. This decrease principally reflects the 11.9% decrease in block hours flown.

Aircraft rent and insurance costs decreased $4.8 million, or 12.1%, in 2000. This decrease resulted primarily from decreases in rent expense for the Company's MD-11 aircraft negotiated with the aircraft lessors in 1999 and the return of two aircraft to the leaser in the second quarter of 1999.

Fuel expenses increased $2.0 million, or 18.9%, in 2000 due to a 9.9% increase in the average cost of fuel per gallon and a 4.5% increase in the number of gallons of fuel consumed as a result of an increase in full service flying in 2000.

Subcontract flying costs increased $3.4 million to $5.5 million in 2000 from $2.1 million in 1999 primarily as a result of unanticipated maintenance delays and one aircraft that was removed from serviced in order to repair hail damage.

Commissions decreased $1.2 million in 2000, or 32.4%, principally as a result of lower Hadj commissions in 2000.

Depreciation and amortization decreased $0.6 million, or 15.7%, in 2000. This decrease resulted from a reduction in fixed assets subject to depreciation.

Sales, general and administrative expenses decreased $1.0 million, or 6.7%, in 2000, primarily as a result of general cost control measures taken.

Non-operating income and expense, net worsened by $0.1 million in 2000 primarily because of a $1.0 million gain on the sale of a portion of the Company's interest in an unaffiliated communications company that was recorded in 1999. This was partially offset by a $0.6 million reduction in interest expense because of lower average debt outstanding in 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company is highly leveraged. At June 30, 2000 the Company's cash and cash equivalents totaled $20.2 million and the ratio of the Company's current assets to its current liabilities ("current ratio") was 0.6:1. Also, as of June 30, 2000, the Company had outstanding long-term debt and capital leases of $50.4 million and notes payable and current maturities of long term obligations of $12.8 million. In addition, the Company has significant long-term obligations relating to operating leases for aircraft and spare engines.

Cash Flows from Operating Activities

Operating activities generated $4.3 million in cash in the six months ended June 30, 2000 compared to generating $5.5 million in the comparable period in 1999. The cash generated in 2000 principally reflects a $1.6 million decrease in accounts receivables, a $1.1 million decrease in deposits, prepaids and other assets, and a $6.2 million increase in unearned revenue that more than offset a $4.5 million decrease in accounts payble, accrued expenses and other liabilities. The increase in 1999 is mainly due to increases of $7.7 million in accounts payable, accrued expenses and other current liabilities and $2.7 million in unearned revenue that more than offset an increase of $3.1 million in accounts receivable.

Cash Flows from Investing Activities

Investing activities used $1.8 million in cash in the six months ended June 30, 2000, compared to using $0.4 million in the comparable period in 1999. In both periods cash was used primarily for the purchase of rotable spare parts and computer hardware and software.

Cash Flows from Financing Activities

Financing activities generated $6.1 million in cash in the six months ended June 30, 2000 compared to using $4.5 million in the comparable period in 1999. In 2000 the principal transaction was $6.1 million of cash generated by a sale/leaseback transaction. In 1999 cash was principally used for the repayment of debt.

Capital Commitments

In 2000 the FAA issued an Airworthiness Directive ("AD") that requires the Company to replace the insulation blankets on its eight MD-11 aircraft within five years. The Company presently estimates that the cost of the replacement, including labor, material and out-of-services costs will total approximately $4.9 million per aircraft. The Company has not yet determined how the cost of replacing the blankets will be financed.

In June 2000 the Company signed a letter of intent to lease three DC-10 freighter aircraft for 36 months, with two one-year extensions. The Company is currently negotiating definitive leases for the aircraft that are scheduled to be added to the fleet in October and December 2000 and May 2001.

In July 2000 the Company announced that it would move its Corporate Headquarters from Virginia to Peachtree City near Atlanta, Georgia. Although the Company expects to reduce its ongoing operating costs as a result of the move, it has not yet quantified the costs of the move. It is expected the move will be completed in the first quarter of 2001.

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

                                     PART II

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2000 Annual Meeting of Shareholders of World Airways, Inc. was held on August 1, 2000. A total of 7,707,680 shares were present or represented by proxy at the meeting. This represented approximately 79.2% of the Company's shares outstanding.

The individuals named below were elected or reelected to a three-year term as Class II Directors:

Name                       Votes Received               Votes Withheld

Ronald R. Fogleman            7,591,050                      116,630
Lim Kheng Yew                 7,280,686                      426,994
Russell L. Ray, Jr.           6,634,302                    1,073,378


Daniel J. Altobello, A. Scott Andrews, Joel H. Cowan, Hollis L. Harris, Wan Malek Ibrahim and Peter M. Sontag all continue as Directors of the Company.

The selection of KPMG LLP as the independent certified public accountants and auditor for the Company for the year ending December 31, 2000 was ratified, with 7,425,668 shares voting for, 60,459 shares voting against and 221,553 shares abstaining.

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

 (a)  Exhibits

 No.    Description
 ---    -----------
 27     Financial data schedule for the quarter ended June 30, 2000.           Filed Herewith

(b)   Reports on Form 8-K

      None

                    *     *     *     *     *     *     *

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      WORLD AIRWAYS, INC.

                                      By: /s/ Gilberto M. Duarte, Jr.
                                          ---------------------------
                                      Principal Accounting and Financial Officer

Date: August 2, 2000