Form 10-Q
period 2000-09-30
WORLD AIRWAYS INC /DE/
filed 2000-11-13
CIK 949240

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549
                           _________________________


                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
--------------------------------------------------------------------------------


   For the Quarter Ended: September 30, 2000   Commission File Number 0-26582


                              WORLD AIRWAYS, INC.
             (Exact name of registrant as specified in its charter)



         DELAWARE                                      94-1358276
       ------------                                   -------------
 (State of incorporation)                           (I.R.S. Employer
                                                  Identification Number)

             13873 Park Center Road, Suite 490, Herndon, VA  20171
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

The number of shares of the registrant's Common Stock outstanding on October 31, 2000 was 10,256,000

                              WORLD AIRWAYS, INC.

               SEPTEMBER 30, 2000, QUARTERLY REPORT ON FORM 10-Q

                               TABLE OF CONTENTS

                                                                              Page
                                                                              ----
PART I - FINANCIAL INFORMATION

    Item 1. Financial Statements

            Condensed Balance Sheets, September 30, 2000
            and December 31, 1999...................................             3

            Condensed Statements of Operations, Three Months
            Ended September 30, 2000 and 1999.......................             5

            Condensed Statements of Operations, Nine Months Ended
            September 30, 2000 and 1999.............................             6

            Condensed Statement of Changes in Stockholders'
            Deficiency, Nine months ended September 30, 2000........             7

            Condensed Statements of Cash Flows, Nine months ended
            September 30, 2000 and 1999.............................             8

            Notes to Condensed Financial Statements.................             9

    Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations...................              10

    Item 3. Quantitative and Qualitative Disclosures about Market
            Risk..................................................              13

PART II - OTHER INFORMATION

    Item 4. Submission of Matters to a Vote of Security Holders...             14

    Item 6. Exhibits and Reports on Form 8-K......................             14

                          ITEM 1. FINANCIAL STATEMENTS
                               WORLD AIRWAYS, INC.
                            CONDENSED BALANCE SHEETS
                                     ASSETS
                                 (in thousands)

                                                               (unaudited)
                                                              September 30,  December 31,
                                                                  2000          1999
                                                                -------       --------
CURRENT ASSETS
  Cash and cash equivalents, including restricted
    cash of $2,761 at September 30, 2000
    and $2,387 at December 31, 1999                            $ 7,776       $ 11,725

  Short-term marketable investments                              1,296            681

  Accounts receivable, less allowance for doubtful
    accounts of $331 at September 30, 2000 and $1,848
    at December 31, 1999                                        11,156         11,225

  Prepaid expenses and other current assets                      4,447          6,647
                                                               -------       --------

    Total current assets                                        24,675         30,278
                                                               -------       --------

EQUIPMENT AND PROPERTY
  Flight and other equipment                                    85,606         90,150
  Equipment under capital leases                                 9,463         10,262
                                                               -------       --------
                                                                95,069        100,412
  Less: accumulated depreciation and amortization               40,368         38,306
                                                               -------       --------

    Net equipment and property                                  54,701         62,106
                                                               -------       --------

ASSETS HELD FOR SALE                                             1,225          1,315

LONG-TERM OPERATING DEPOSITS                                    14,700         13,414

MARKETABLE INVESTMENTS                                             389          1,688

OTHER ASSETS AND DEFERRED CHARGES, NET                             790            935
                                                               -------       --------

TOTAL ASSETS                                                   $96,480       $109,736
                                                               =======       ========

                                                                     (Continued)

                               WORLD AIRWAYS, INC.
                            CONDENSED BALANCE SHEETS
                                   (continued)
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                       (in thousands except share amounts)


                                                                                   (unaudited)
                                                                                   September 30,   December 31,
                                                                                       2000           1999
                                                                                    -----------    ------------
CURRENT LIABILITIES
  Notes payable                                                                      $  5,437       $  5,079
  Current maturities of long-term obligations                                           3,965          6,096
  Accounts payable                                                                     11,951         19,453
  Unearned revenue                                                                      3,857          4,152
  Accrued maintenance                                                                     649         22,807
  Accrued salaries and wages                                                            7,814          8,510
  Accrued taxes                                                                         1,342          2,835
  Other accrued liabilities                                                               313          1,127
                                                                                     --------       --------
    Total current liabilities                                                          35,328         70,059
                                                                                     --------       --------

LONG-TERM OBLIGATIONS, NET OF CURRENT MATURITIES                                       49,681         52,112

OTHER LIABILITIES
  Deferred gain from sale-leaseback transactions, net of
    accumulated amortization of $23,200 at September 30,
    2000 and $22,269 at December 31, 1999                                               3,667          3,083
  Deferred income taxes                                                                   520             --
  Accrued post-retirement benefits                                                      2,992          2,907
  Deferent rent                                                                        12,310         11,413
                                                                                     --------       --------
    Total other liabilities                                                            19,489         17,403
                                                                                     --------       --------

TOTAL LIABILITIES                                                                     104,498        139,574
                                                                                     --------       --------
STOCKHOLDERS' DEFICIENCY
  Preferred stock, $.001 par value (5,000,000 shares authorized;
    no shares issued or outstanding)                                                        -              -
  Common stock, $.001 par value (40,000,000 shares authorized;
    12,147,000 shares issued; 10,256,000 shares outstanding at September 30,
     2000 and 6,446,000 shares outstanding at December 31, 1999)                           12             12
  Additional paid-in capital                                                           23,933         46,857
  Deferred compensation, employee salary exchange program                              (2,481)             -
  Accumulated deficit                                                                 (16,270)       (35,972)
  Treasury stock, at cost (1,891,000 shares at September 30,
    2000 and 5,701,000 shares at December 31, 1999)                                   (13,212)       (40,735)
                                                                                     --------       --------
    Total  stockholders' deficiency                                                    (8,018)       (29,838)
                                                                                     --------       --------

COMMITMENTS AND CONTINGENCIES

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                       $ 96,480       $109,736
                                                                                     ========       ========

            See accompanying Notes to Condensed Financial Statements

                              WORLD AIRWAYS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                        Three Months Ended September 30
                      (in thousands except per share data)
                                  (unaudited)


                                                       2000        1999
                                                      ------      ------
OPERATING REVENUES
  Flight operations                                  $  67,268   $  67,267
  Other                                                    261         250
                                                     ---------   ---------
    Total operating revenues                            67,529      67,517
                                                     ---------   ---------
OPERATING EXPENSES
  Flight Operations                                     24,997      20,181
  Maintenance                                            6,720      11,961
  Aircraft rent and insurance                           17,726      18,161
  Fuel                                                   8,282       7,298
  Flight operations subcontracted to other carriers        383         589
  Commissions                                              570       1,995
  Depreciation and amortization                          1,605       1,947
  Sales, general and administrative                      6,173       7,289
                                                      --------    --------
    Total operating expenses                            66,456      69,421
                                                      --------    --------

OPERATING INCOME (LOSS)                                  1,073      (1,904)

OTHER INCOME (EXPENSE)
  Interest expense                                      (1,368)     (1,552)
  Interest income                                          333         266
  Other, net                                                 5          65
                                                      --------    --------
   Total other expense                                  (1,030)     (1,221)
                                                      --------    --------
NET EARNINGS (LOSS)                                  $      43   $  (3,125)
                                                      ========    ========

NET EARNINGS (LOSS) PER SHARE
  Basic                                              $    0.00   $   (0.47)
                                                      ========    ========
  Diluted                                            $    0.00   $   (0.47)
                                                      ========    ========

WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic                                                 10,216       6,584
                                                      ========    ========
  Diluted                                               10,216       6,584
                                                      ========    ========
PRO FORMA AMOUNTS ASSUMING NEW METHOD
  OF ACCOUNTING IS APPLIED RETROACTIVELY:
  Net earnings (loss)                                $      43   $  (2,744)
  Net earnings (loss) per share
    Basic                                            $    0.00   $   (0.42)
    Diluted                                          $    0.00   $   (0.42)

            See accompanying Notes to Condensed Financial Statements

                              WORLD AIRWAYS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                        Nine Months Ended September 30,
                      (in thousands except per share data)
                                  (unaudited)

                                                                         2000         1999
                                                                      ---------    ---------
OPERATING REVENUES
  Flight operations                                                   $ 191,646    $ 199,742
  Other                                                                     707          593
                                                                      ---------    ---------
    Total operating revenues                                            192,353      200,335
                                                                      ---------    ---------
OPERATING EXPENSES
  Flight operations                                                      63,871       58,480
  Maintenance                                                            26,819       34,868
  Aircraft rent and Insurance                                            52,644       67,805
  Fuel                                                                   21,054       18,042
  Flight operations subcontracted to other carriers                       5,912        2,650
  Commissions                                                             3,104        5,746
  Depreciation and amortization                                           4,970        5,941
  Sales, general and administrative                                      20,422       22,561
  Settlement of contract dispute                                         (6,975)          --
                                                                      ---------    ---------
    Total operating expenses                                            191,821      206,153
                                                                      ---------    ---------
OPERATING INCOME (LOSS)                                                    532       (5,818)

OTHER INCOME (EXPENSE)
  Interest expense                                                       (4,068)      (4,866)
  Interest income                                                           803          739
  Other, net                                                                211        1,020
                                                                      ---------    ---------
    Total other expense                                                  (3,054)      (3,107)
                                                                      ---------    ---------
EARNINGS (LOSS) BEFORE EXTRAORDINARY ITEM AND
  CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                 (2,522)      (8,925)
EXTRAORDINARY ITEM - GAIN ON RETIREMENT OF DEBT                              --        4,176
CUMULATIVE EFFECT OF CHANGE IN METHOD OF
  ACCOUNTING FOR CERTAIN MAINTENANCE COSTS                               22,224           --
                                                                      ---------    ---------
NET EARNINGS (LOSS)                                                   $  19,702    $  (4,749)
                                                                      =========    =========
BASIC EARNINGS (LOSS) PER SHARE:
  Earnings (loss) before extraordinary item and cumulative effect
     of accounting change                                             $   (0.27)   $  ($1.29)
  Extraordinary item                                                         --         0.61
  Cumulative effect of accounting change                                   2.36           --
                                                                      ---------    ---------
NET EARNINGS (LOSS)                                                   $    2.09    $   (0.68)
                                                                      =========    =========
  Weighted average shares                                                 9,431        6,894
                                                                      =========    =========
DILUTED EARNINGS (LOSS) PER SHARE:
  Earnings (loss) before extraordinary item and cumulative effect
     of accounting change                                             $   (0.27)   $   (1.29)
  Extraordinary item                                                         --         0.61
  Cumulative effect of accounting change                                   2.36           --
                                                                      ---------    ---------
  NET EARNINGS (LOSS)                                                 $    2.09    $   (0.68)
                                                                      =========    =========
  Weighted average shares                                                 9,431        6,894
                                                                      =========    =========
PRO FORMA AMOUNTS ASSUMING NEW METHOD OF
  ACCOUNTING IS APPLIED RETROACTIVELY
    Earnings (loss) before extraordinary item                         $  (2,522)   $  (4,673)
    Net earnings (loss)                                               $  (2,522)   $    (497)
    Basic earnings (loss) per share:
       Before extraordinary item                                      $   (0.27)   $   (0.68)
       Net earnings (loss)                                            $   (0.27)   $   (0.07)
    Diluted earnings (loss) per share:
       Before extraordinary item                                      $   (0.27)   $   (0.68)
       Net earnings (loss)                                            $   (0.27)   $   (0.07)


            See accompanying Notes to Condensed Financial Statements

                              WORLD AIRWAYS, INC.
                        CONDENSED STATEMENTS OF CHANGES
                          IN STOCKHOLDERS' DEFICIENCY
                      Nine Months Ended September 30, 2000
                      (in thousands except share amounts)
                                  (unaudited)


                                             Additional                                                         Total
                                   Common      Paid-in       Accumulated        Deferred      Treasury      Stockholders'
                                   Stock       Capital         Deficit        Compensation  Stock, at Cost    Deficiency
                                   -----       -------         -------        ------------  --------------    ----------
Balance at December 31, 1999         $ 12     $  46,857        $ (35,972)   $           -    $ (40,735)        $ (29,838)

Issuance of 3,733,000 shares of
 restricted common stock under
 Employee Salary Exchange Program       -       (23,072)               -           (4,456)      27,528                 -

Amortization of deferred
 compensation and accrual of
 changes in Employee Salary
 Exchange Program                       -             -                -            1,975           (5)            1,970

Amortization of warrants                -           148                -                -            -               148

Net earnings                            -             -           19,702                -            -            19,702
                                     ----     ---------        ---------    -------------    ---------         ---------

Balance at September 30, 2000        $ 12     $  23,933        $ (16,270)   $      (2,481)   $ (13,212)        $  (8,018)
                                     ====     =========        =========    =============    =========         =========

           See accompanying Notes to Condensed Financial Statements.

                               WORLD AIRWAYS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                         Nine Months Ended September 30
                                 (in thousands)
                                   (unaudited)


                                                                       2000        1999
                                                                     ---------    --------
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                          $  11,725    $ 16,893
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)                                                     19,702      (4,749)
Adjustments to reconcile net earnings (loss) to cash
  provided (used) by operating activities:
  Extraordinary gain on retirement of debt                                   -      (4,176)
  Cumulative effect of accounting change                               (22,224)          -
  Depreciation and amortization                                          4,970       5,942
  Deferred gain recognition                                               (931)       (793)
  Other                                                                  2,250         (30)
  Increase (decrease) in cash resulting from changes
    in operating assets and liabilities net of
       effects of non-cash transactions:
    Accounts receivable                                                     69      (9,369)
    Deposits, prepaid expenses and other assets                            914         468
    Accounts payable, accrued expenses and other liabilities            (8,937)     10,677
    Unearned revenue                                                      (295)      2,672
                                                                     ---------    --------
  Net cash provided (used) by operating activities                      (4,482)        642
                                                                     ---------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to equipment and property                                     (2,259)     (1,227)
Proceeds from disposal of equipment and property                           215       1,561
Maturities of marketable investments                                       681           -
                                                                     ---------    --------
  Net cash provided (used) by investing activities                      (1,363)        334
                                                                     ---------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in line of credit borrowing arrangement, net           358       3,384
Repayment of debt                                                       (5,237)     (8,035)
Issuance of debt                                                           675           -
Proceeds of sale/leaseback transaction                                   6,100           -
Other                                                                        -          10
                                                                     ---------    --------
  Net cash provided (used) by financing activities                       1,896      (4,641)
                                                                     ---------    --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    (3,949)     (3,665)
                                                                     ---------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $   7,776    $ 13,228
                                                                     =========    ========


            See accompanying Notes to Condensed Financial Statements

                              WORLD AIRWAYS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (unaudited)


1. Management believes that all adjustments necessary for a fair statement of results have been included in the Condensed Financial Statements for the interim periods presented, which are unaudited. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and the results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

   These interim period Condensed Financial Statements and accompanying footnotes should be read in conjunction with the Financial Statements contained in World Airways' Annual Report on Form 10-K/A for the year ended December 31, 1999.

2. Accounting Change

   During the third quarter ended September 30, 2000, the Company changed its method of accounting for certain aircraft maintenance costs from the accrual method of accounting to the direct expense method. Under the new accounting method, maintenance costs are recognized as expense as maintenance services are performed and as flight hours are flown for nonrefundable maintenance payments required by lease agreements. The Company believes that the new accounting principle is preferable because the direct expense method is the predominant method used in the airline industry and there has not been an obligating event prior to the maintenance checks actually being performed or flight hours being flown.

   Effective January 1, 2000, the Company recorded the cumulative effect of the accounting change of $22.2 million (net of income taxes of $520,000), which is included in the results of operations for the nine months ended September 30, 2000. The effect of the change for the three months ended September 30, 2000 was to increase net income by $2.8 million ($0.34 per share) and the effect of the change for the nine months ended September 30, 2000 was to reduce the loss before the cumulative effect of the accounting change and increase net earnings by $4.4 million ($0.47 per share).

   The Company has restated quarterly information on the first and second quarters of 2000 as follows (000's except per share amounts):

                                                                        Three months ended
                                                                 March 31, 2000    June 30, 2000
                                                                 --------------    -------------
Net earnings (loss) as originally reported                        $ (4,771)           $   632
Effect of change in accounting                                         939                635
                                                                  --------            -------
Earnings (loss) before cumulative effect of accounting change       (3,832)             1,267
Cumulative effect on prior years of change in method of
   accounting                                                       22,224                 --
                                                                  --------            -------
Net earnings as restated                                          $ 18,392            $ 1,267
                                                                  ========            =======
Per share amounts:
  Net earnings (loss) as originally reported                      $  (0.60)           $  0.06
  Effect of change in accounting                                      0.11               0.06
                                                                  --------            -------
  Earnings (loss) before cumulative effect of accounting
      change                                                         (0.49)              0.12
  Cumulative effect on prior years of change in method of
      accounting                                                      2.82                 --
                                                                  --------            -------
  Net earnings as restated                                        $   2.33            $  0.12
                                                                  ========            =======

3. WorldCorp Ownership

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

4. Capital Stock

   At June 30, 2000, World Airways had 10.2 million shares of Common Stock outstanding, including 3.7 million restricted shares given to employees pursuant to the Employee Salary Exchange Program, which began in February 2000.

   World Airways has been informed that its Common Stock failed to meet net tangible assets/market capitalization income and bid price requirements to continue to be listed on the NASDAQ SmallCap Market. While World Airways has failed to meet these requirements as of August 14, 2000, the Company was granted a temporary exception from the standards subject to World Airways meeting certain conditions. In order to meet the requirements of the exception the Company must provide information to NASDAQ on its financial results for the nine months ended September 30, 2000 and year ending December 31, 2000 by November 15, 2000 and January 31, 2001, respectively. In addition, the Company must comply with NASDAQ's minimum bid price requirements by January 31, 2001. In the event the Company is deemed to have met the terms of the exception, it shall continue to be listed on the NASDAQ SmallCap Market. The Company believes it can meet these conditions, but there can be no assurance that it will do so. If at some future date the Company's securities should cease to be listed on the NASDAQ SmallCap Market, they may continue to be listed in the OTC-Bulletin Board. For the duration of the exception, beginning October 20, 2000, the Company's NASDAQ symbol will be WLDAC.

5. Transactions with Malaysia Airlines

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

6. Aircraft Leases

   The Company has finalized leases for five DC-10-30F freighter aircraft and one DC-10-30 passenger aircraft. The passenger aircraft, which is being leased from October 2000 to April 2003, is replacing another similar passenger aircraft that was returned to the lessor in October. Three of the five freighter aircraft are being leased for 36 months with two one-year extensions and the other two are being leased for seven-year terms. Two of the freighter aircraft are scheduled to be delivered in 2000 and the other three are scheduled for delivery in 2001.

7. Income Taxes

   At December 31, 1999, the Company had net operating loss carry forwards for federal income tax purposes of $73.4 million. The distribution of the shares of Common Stock owned by WorldCorp (see Note 3) resulted in an Ownership Change. Accordingly, the availability of the NOL's to reduce future federal income tax liabilities will be severely limited under section 382 of the Code. Based on preliminary reviews, it is now expected the future availability of NOL's will be less than $500,000 annually.

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


OVERVIEW

General

During the third quarter ended September 30, 2000, the Company changed its method of accounting for certain aircraft maintenance costs from the accrual method of accounting to the direct expense method. Under the new accounting method, maintenance costs are recognized as expense as maintenance services are performed and as flight hours are flown for nonrefundable maintenance payments required by lease agreements. The Company believes that the new accounting principle is preferable because the direct expense method is the predominant method used in the airline industry and there has not been an obligating event prior to the maintenance checks actually being performed or flight hours being flown.

Effective January 1, 2000, the Company recorded the cumulative effect of the accounting change of $22.2 million (net of income taxes of $520,000), which is included in the results of operations for the nine months ended September 30, 2000. The effect of the change for the three months ended September 30, 2000 was to increase net income by $2.8 million ($0.34 per share) and the effect of the change for the nine months ended September 30, 2000 was to reduce the loss before the cumulative effect of the accounting change and increase net earnings by $4.4 million ($0.47 per share).

For the third quarter ended September 30, 2000, the Company's operating revenues were $67.5 million, operating earnings were $1.1 million and the net earnings were $43,000. The income per share was $0.00 for both basic and diluted earnings per share ("EPS") computed on an average of 10.2 million shares. For the third quarter ended September 30, 1999, the Company's operating revenues were $67.5 million, the operating loss was $1.9 million and the net loss was $3.1 million. The loss per share was $0.47 for both basic and diluted earnings per share computed on an average 6.6 million shares.

For the first nine months of 2000, the Company's operating revenues were $192.4 million, the operating earnings were $0.5 million, and the net loss before the cumulative effect of a change in the method of accounting was $2.5 million. The net loss per share before the cumulative effect of the accounting change was $0.27 based on 9.4 million shares for both basic and diluted earning per share. Net earnings per share, both basic and diluted, after the cumulative effect of the accounting change was $2.09. For the first nine months of 1999, the Company's operating revenues were $200.3 million, the operating loss was $5.8 million, the net loss before extraordinary gain was $8.9 million and the loss per share was $1.29 for both basic and diluted EPS based on 6.9 million average shares. An extraordinary gain of $4.2 million on the retirement of debt in 1999 reduced the basic and diluted loss per share for the nine months to $0.68.

Significant Customer Relationships

During the first nine months of 2000, the Company's business relied heavily on its contracts with the U. S. Air Force's ("USAF") Air Mobility Command ("AMC"), Renaissance Tours and Garuda. In 2000 these customers provided approximately 39%, 17% and 12%, respectively, of the Company's revenues and 27%, 14% and 15%, respectively, of block hours flown. In 1999 AMC and Malaysian Airlines provided approximately 51% and 12%, respectively, of the Company's revenues and 35% and 13%, respectively, of block hours flown.

RESULTS OF OPERATIONS

On a pro forma basis the change in accounting method for maintenance costs reduced maintenance expense for the three and nine months ended September 30, 1999 by approximately $381,000 and $4,252,000, respectively. The following discussion of results of operations for the three and nine months ended September 30, 2000 compared to the comparable periods of 1999 reflect the pro forma effect of the accounting changes on 1999.

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

Total block hours decreased 518 hours, or 5.8%, to 8,411 hours in the third quarter of 2000 from 8,929 hours in 1999, with an average of 10 available aircraft during both periods. Average daily utilization (block hours flown per day per aircraft) was 9.2 hours in 2000 and 9.6 hours in 1999.

Operating Revenues. Revenues from flight operations were $67.3 million in both
------------------
periods. Increases in the average yield, or revenue per block hour, offset the decrease in block hours flown in 2000.

Operating Expenses. Total operating expenses decreased $2.6 million, or 3.7% in
------------------
2000 to $66.4 million from $69.8 million in 1999 on a pro forma basis after the accounting change.

Flight operations expenses include all expenses related directly to the operation of the aircraft other than aircraft cost, fuel and maintenance. Also included are expenses related to flight dispatch and flight operations administration. Flight operations expenses increased $4.8 million, or 23.9%, in 2000. This increase resulted primarily from an increase in full service flying which increased landing and handling costs by approximately $1.5 million, flight attendant costs by $1.3 million and catering costs by approximately $0.4 million. Pilot costs increased by $1.7 million as additional crews hired for new aircraft scheduled for delivery in 2000 and 2001 more than offset cost reductions associated with the reduction in block hours flown.

Maintenance expenses decreased $4.9 million, or 42%, in 2000 on a pro forma basis. This decrease reflects the 5.8% decrease in block hours flown and fewer overhauls performed in 2000.

Aircraft rent and insurance costs decreased $0.4 million, or 2.4%, in 2000. This decrease resulted primarily from renting fewer spare engines in 2000.

Fuel expenses increased $1.0 million, or 13.5%, in 2000 primarily reflecting a 13.5% increase in the average cost of fuel per gallon and a 0.2% increase in the number of gallons of fuel consumed.

Subcontract flying decreased $0.2 million to $0.4 million in 2000 from $0.6 million in 1999 as the result of having to outsource less block hour flying due to aircraft in maintenance.

Commissions decreased $1.4 million in 2000, or 71.4%, principally as a result of lower AMC business in 2000.

Depreciation and amortization decreased $0.3 million, or 17.6%, in 2000. This decrease resulted primarily from a reduction in fixed assets subject to depreciation.

Sales, general and administrative expenses decreased $1.1 million, or 15.3%, in 2000, primarily as a result of general cost control measures that have been taken.

Non-operating income and expense, net improved by $0.2 million in 2000 primarily because of a $0.2 million reduction in interest on lower average debt.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

Total block hours decreased 2,549 hours, or 9.8%, to 23,408 hours in the first nine months of 2000 from 25,957 hours in 1999, with an average of 10.0 available
aircraft in 2000 and 11.2 available aircraft in 1999.   Average daily
utilization (block hours flown per day per aircraft) was 8.6 hours in 2000 and
8.5 hours in 1999.   In 2000  wet lease, or ACMI, contracts accounted for 53% of the block hours, a decrease from 60% in 1999. The decrease in ACMI hours principally reflects a decrease in cargo flying due to not flying for Malaysian Airlines in 2000. In 2000 full service flying accounted for 47% of the block hours, an increase from 38% in 1999, primarily because of flying for Renaissance Cruises.

Operating Revenues.  Revenues from flight operations decreased $8.1 million, or
------------------
4.1%, to $191.6 million in 2000 from $199.7 million in 1999. This decrease is primarily due to the 9.8% decrease in block hours flown in 2000.

Operating Expenses.  Total operating expenses decreased $10.1 million, or 5.0%,
------------------
in 2000 to $191.8 million from $201.9 million in 1999 on a pro forma basis after the accounting change. This primarily reflected a $7 million contract settlement received from MAS in the second quarter.

Flight operations expenses increased $5.4 million, or 9.2%, in 2000. This resulted primarily from an increase in full service flying which increased landing and handling costs by approximately $4.0 million, flight attendant costs by $1.7 million, and catering costs by $0.8 million. A reduction in pilots salaries, principally from flying fewer block hours generated cost reductions of approximately $0.4 million.

Maintenance expenses decreased $3.8 million, or 12.4%, in 2000 on a pro forma basis. This decrease principally reflects the 9.8% decrease in block hours flown.

Aircraft rent and insurance costs decreased $5.2 million, or 9.0%, in 2000. This decrease resulted primarily from decreases in rent expense for the Company's MD-11 aircraft negotiated with the aircraft lessors in 1999 and the return of two aircraft to the lessor in the second quarter of 1999.

Fuel expenses increased $3.0 million, or 16.7%, in 2000 due to a 13.0% increase in the average cost of fuel per gallon and a 3.5% increase in the number of gallons of fuel consumed as a result of an increase in full service flying in 2000.

Subcontract flying costs increased $3.3 million to $5.9 million in 2000 from $2.6 million in 1999 primarily as a result of unanticipated maintenance delays and one aircraft that was removed from service in order to repair hail damage.

Commissions decreased $2.6 million in 2000, or 46.0%, principally as a result of lower Hadj and AMC commissions in 2000.

Depreciation and amortization decreased $0.9 million, or 16.3%, in 2000. This decrease resulted from a reduction in fixed assets subject to depreciation.

Sales, general and administrative expenses decreased $2.1 million, or 9.5%, in 2000, primarily as a result of general cost control measures taken.

Non-operating income and expense, net improved by $0.1 million in 2000 primarily because of a $1.0 million gain on the sale of a portion of the Company's interest in an unaffiliated communications company that was recorded in 1999. This was partially offset by a $0.8 million reduction in interest expense because of lower average debt outstanding in 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company is highly leveraged. At September 30, 2000 the Company's cash and cash equivalents totaled $9.1 million and the ratio of the Company's current
assets to its current liabilities ("current ratio") was 0.7:1.   Also, as of
September 30, 2000, the Company had outstanding long-term debt and capital leases of $49.7 million and notes payable and current maturities of long term obligations of $9.4 million. In addition, the Company has significant long-term obligations relating to operating leases for aircraft and spare engines.

Cash Flows from Operating Activities

Operating activities used $4.5 million in cash in the nine months ended September 30, 2000 compared to generating $0.6 million in the comparable period in 1999.

The cash used in 2000 principally reflects $3.8 million net non-cash income statement charges that were offset by a $0.9 million decrease in deposits, prepaids and other assets, a $0.3 million decrease in unearned revenue and a $8.9 million decrease in accounts payable, accrued expenses and other liabilities. The increase in 1999 is mainly due to increases of $10.7 million in accounts payable, accrued expenses and other current liabilities and $2.7 million in unearned revenue that more than offset an increase of $9.4 million in accounts receivable.

Cash Flows from Investing Activities

Investing activities used $1.4 million in cash in the nine months ended September 30, 2000, compared to generating $0.3 million in the comparable period
in 1999.   In 2000 cash was used  primarily for the purchase of rotable spare parts. In 1999 proceeds from the disposal of property and equipment of $1.6 million more than offset purchases.

Cash Flows from Financing Activities

Financing activities generated $1.9 million in cash in the nine months ended September 30, 2000 compared to using $4.6 million in the comparable period in 1999. In 2000 $6.1 million of cash generated by a sale/leaseback transaction was offset by a net decrease of $4.2 million in debt outstanding. In 1999 cash was principally used for the repayment of debt.

Capital Commitments

In 2000 the FAA issued an Airworthiness Directive ("AD") that requires the Company to replace the insulation blankets on its eight MD-11 aircraft by June 30, 2005. The Company presently estimates that the cost of the replacement, including labor, material and out-of-services costs will total approximately $4.9 million per aircraft. The Company has not yet determined how the cost of replacing the blankets will be financed.

In July 2000 the Company announced that it would move its Corporate Headquarters from Virginia to Peachtree City near Atlanta, Georgia. Although the Company expects to reduce its ongoing operating costs as a result of the move, it has not yet quantified the costs of the move. It is expected the move will be completed in the first half of 2001.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------  ----------------------------------------------------------

Part I, Item 3 of this report should be read in conjunction with Part II, Item 7a of World Airways, Inc. ("World Airways" or "the Company") Annual Report on Form 10-K/A for the year ended December 31, 1999. The information contained herein is not a quantitative and qualitative discussion about market risk the Company faces, but rather updates disclosures made in the aforementioned filing.

World Airways continues to not have any material exposure to market risks.

                                    PART II


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------
None.

ITEM 6.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------  -----------------------------------------------------------------

(a)  Exhibits

 No.    Description
------  -------------------------------------------------------------------
10.1    Second Amended and Restated Employment Agreement dated June 1, 2000
        between Hollis Harris and the Company                                  Filed Herewith

18      Letter from KPMG LLP regarding change in accounting principle.         Filed Herewith

27      Financial data schedule for the quarter ended September 30, 2000.      Filed Herewith

(b)     Reports on Form 8-K

   None

                                * * * * * * * *

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    WORLD AIRWAYS, INC.

                                    By: /s/ Gilberto M. Duarte, Jr.
                                        --------------------------------------
                                    Principal Accounting and Financial Officer



Date: November 13, 2000