Form 10-K
period 2000-12-31
WORLD AIRWAYS INC /DE/
filed 2001-03-23
CIK 949240

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended: December 31, 2000
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No____
                                       ---

State by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ________


The aggregate market value of the Common Stock held by non-affiliates of the registrant on January 31, 2001, was approximately $12,473,000.

The number of shares of the registrant's Common Stock outstanding on January 31, 2001 was 10,434,000.


                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of World Airways, Inc.'s Notice of Annual Stockholder's Meeting and Proxy Statement, to be filed within 120 days after the end of the registrant's fiscal year, are incorporated by reference into Part III of this Report.

                              WORLD AIRWAYS, INC.
                        2000 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

PART I
------

Item 1  Business..................................................................    3

Item 2  Properties................................................................    9

Item 3  Legal Proceedings.........................................................    9

Item 4  Submission of Matters to a Vote of Securities Holders.....................   10


PART II
-------

Item 5  Market for Registrant's Common Equity and Related Stockholders Matters....   10

Item 6  Selected Financial Data...................................................   11

Item 7  Management's Discussion and Analysis of Financial Condition and Results
         of Operations............................................................   12

Item 7a Quantitative and Qualitative Disclosures About Market Risk................   15

Item 8  Financial Statements and Supplementary Data...............................   16

Item 9  Changes in and Disagreements with Accountants on Accounting and Financial
         Disclosure...............................................................   36


PART III
--------

Item 10 Directors and Executive Officers of the Registrant........................   37

Item 11 Executive Compensation....................................................   38

Item 12 Security Ownership of Certain Beneficial Owners and Management............   38

Item 13 Certain Relationships and Related Transactions............................   38


PART IV
-------

Item 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K...........   39

PART I

Item 1.  Business

World Airways, Inc. ("World Airways" or the "Company") was organized in March 1948 and is a U.S. certificated air carrier. Airline operations account for 100% of the Company's operating revenue. World Airways provides long-range passenger and cargo charter and wet lease air transportation, serving the U.S. Government, international passenger and cargo air carriers, tour operators, international freight forwarders and cruise ship companies. The principal executive offices of World Airways are presently located near Washington Dulles International Airport in The Hallmark Building, 13873 Park Center Road, Herndon, Virginia 20171 and the Company's telephone number is (703) 834-9200. The Company will be moving the principal executive offices from its current location to 101 World Drive, Peachtree City, Georgia 30269 in the second quarter of 2001.


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

The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "Act"). This report contains forward looking statements that are subject to risks and uncertainties including, but not limited to, the impact of competition in the market for air transportation services, the cyclical nature of the air carrier business, reliance on key marketing relationships, fluctuations in operating results and other risks detailed from time to time in the Company's periodic reports filed with the Securities and Exchange Commission (which reports are available from the Company upon request). These various risks and uncertainties may cause the Company's actual results to differ materially from those expressed in any of the forward looking statements made by, or on behalf of, the Company in this release.

Ownership

The Company became a wholly owned subsidiary of WorldCorp, Inc. ("WorldCorp") in a holding company reorganization in 1987. In 1994 WorldCorp sold 24.9% of its ownership of the Company to Naluri Berhad ("Naluri"), a Malaysian aviation company. In October 1995, the Company became a publicly owned company following the completion of an initial public offering in which 2,000,000 shares and 900,000 shares of Common Stock were sold by the Company and WorldCorp, respectively.


In 1997 and 1998 the Company purchased 4 million shares of its Common Stock from WorldCorp and Naluri from the proceeds of the Debentures issued in 1997 in accordance with a shareholders agreement. In 1998, the Company also acquired 150,000 of its Common Stock from WorldCorp for approximately $682,000 as payment towards principal, interest, and expenses of a loan to WorldCorp. Also in 1998 and 2000, the Company acquired 80,000 shares and 224,000 shares, respectively, of its Common Stock in open market purchases.


In February 1999, WorldCorp filed a petition for protection from its creditors under Chapter 11 of the U. S. Bankruptcy laws in the United States Bankruptcy Court for the District of Delaware. In August 1999 the Company concluded an agreement with WorldCorp to settle a secured loan and other amounts totaling approximately $1.8 million that WorldCorp owed the Company when WorldCorp filed for bankruptcy protection. In connection with the agreement, that was approved by the Bankruptcy Court overseeing WorldCorp's bankruptcy proceedings, WorldCorp returned 1,069,000 shares of the Company's Common Stock (based on market value at date of settlement) it owned in exchange for the $1.8 million owed.


In May 2000 the bankruptcy court overseeing WorldCorp's bankruptcy proceeding approved a liquidation plan for WorldCorp. In July 2000 all remaining World Airways Common Stock owned by WorldCorp was distributed to creditors of WorldCorp and the final remaining relationship between the two companies was severed. At December 31, 2000, Naluri owned 11.8% of the outstanding Common Stock of World Airways and the balance was publicly held.


Overview & Operating Environment


For more than 52 years World Airways has been a global provider of long-range passenger and cargo charter and wet lease air transportation to the U.S. Air Force ("USAF"), international passenger and cargo air carriers, tour operators, international freight forwarders and cruise ship companies. As of December 31, 2000 the Company operated 11 wide-body long-range aircraft.

Historically most of the Company's contracts have required the Company to supply aircraft, crew, maintenance, and insurance ("ACMI" or "wet lease") and the Company's customers were responsible for other operating costs, including fuel. In recent years the Company has increased its operations under "full service" contracts whereby, in addition to ACMI costs, the Company is responsible for most other costs associated with flight operations including landing, handling and fuel. Under both types of contracts, the customer bears the risk of utilizing the aircraft's passenger and/or cargo capacity. World Airways' airline customers have determined that outsourcing a portion of their wide-body passenger and cargo requirements can be less expensive, and offer greater operational and financial flexibility, than expanding their aircraft fleet.

Although the Company's customers bear the financial risk of utilizing the aircraft, the Company can be affected adversely if its customers are unable to operate the aircraft profitably, or if one or more of the Company's customers experience a material adverse change in their market demand, financial condition or results of operations. Under these circumstances, the Company could be adversely affected by customer demands for rate and utilization reductions, flight cancellations, or early termination of their agreements.

World Airways focuses its marketing efforts on the USAF Air Mobility Command ("AMC"), freight operators, cruise ship companies, tour operators and international airlines. The Company believes that its fleet of aircraft is well suited to the needs of its customers and provides superior economics as compared to other popular aircraft. The Company increases its potential customer base by being able to serve both passenger and cargo customers with its passenger, cargo, and passenger/cargo convertible aircraft.


The Company generally charges customers other than AMC on a block hour basis rather than on a per seat, per pound or seat mile basis. "Block hours" are defined as the elapsed time from the moment wheel blocks are removed from the aircraft at the point of origin to the time when the wheel blocks are again put in place at the aircraft's destination. Revenue from AMC contracts are based on "available seat miles", which are defined as the number of miles an aircraft flies times the number of seats on the aircraft. The Company generally charges a lower rate per block hour for ACMI contracts than full service contracts, although it does not necessarily earn a lower profit.

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

The market for ACMI and full service charter business is highly competitive. Certain of the air carriers that the Company competes with have substantially greater financial resources and more extensive facilities and equipment than the Company. The Company believes that the most important bases for competition in the charter business include the passenger, range and payload capacities of the aircraft, in addition to the price, flexibility, quality and reliability of the air transportation service provided. Competitors in the passenger charter market include Martinair, Omni Air International and American Trans Air and in the cargo charter market include all-cargo carriers Atlas Air, Gemini Air Cargo, Polar Air Cargo, Evergreen and Kitty Hawk, and scheduled and non-scheduled passenger carriers that have substantial belly capacity. The ability of the Company to compete depends, in part, upon its success in convincing customers that outsourcing a portion of their business is cost-effective.

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


Prior to 1999, the Company derived a significant percentage of its revenues and block hours from its operations in the Pacific Rim region. In 1997 through 1999 economic conditions in Malaysia, Indonesia and other countries in the Asia Pacific region adversely affected these operations. Those conditions included national liquidity crises, significant depreciation in the value of the ringgit and rupiah, higher domestic interest rates, reduced opportunity for refinancing or refunding of maturing debts, and a general reduction in spending throughout the region. Although the Company does not now have significant operations in this region, economic conditions have started to improve and the company will seek opportunities for new business in the region.

Similarly to other airlines, the Company's business is seasonal. During the early part of the first quarter, the Company typically experiences lower levels of utilization and revenue per block hour ("yield"), due to lower demand relative to other times of the year. The Company experiences higher levels of utilization and yields in the middle of the first quarter continuing into the second quarter, principally due to higher demand for passenger services associated with the annual Hadj pilgrimage. Because the Islamic calendar is a lunar-based calendar, the Hadj pilgrimage occurs approximately 10 to 12 days earlier each year relative to the Western (Gregorian) calendar. In 2001, the Company's flight operations associated with the Hadj pilgrimage will occur from late January to early April.

Due to the high fixed costs of leasing and maintaining aircraft and costs for cockpit crewmembers and flight attendants, the Company's aircraft must have high utilization in order for the Company to operate profitably. Although World Airways' preferred strategy is to enter into long-term contracts with customers, the terms of existing customer contracts are shorter than the terms of the Company's lease obligations with respect to its aircraft. There is no assurance that the Company will be able to enter into additional contracts with new or existing customers or that it will be able to obtain enough additional business to fully utilize each aircraft. World Airways' financial position and results of operations could be materially adversely affected by periods of low aircraft utilization and yields.

World Airways' operating philosophy is to build on its existing relationships to achieve a strong platform for future growth while at the same time grow its full service and cargo business. The Company's strategy is based, first and foremost, upon providing the highest level of service to its customers, thereby maintaining and expanding the amount of business being done with existing customers. The Company perceives a number of opportunities created by a growing global economy, particularly demand for cargo services. World Airways attempts to maximize profitability by combining ACMI contracts with full service agreements that meet the peak seasonal requirements of its customers. The Company can respond to rapidly changing market conditions and requirements because its fleet of aircraft can be deployed in a variety of configurations.

Consistent with prior years, the Company has unsold capacity in the fourth quarter of 2001 and beyond; however, historically it has been successful in obtaining new business to utilize available capacity. Although there can be no assurance that it will be able to secure additional business to utilize unsold capacity, the Company is actively seeking additional business for 2001 and beyond.

Customers


In 2000, the Company's principal customers were the USAF, P.T. Garuda Indonesia ("Garuda") and Renaissance Cruises ("Renaissance"), providing approximately 42.9%, 8.4%, and 14.0%, respectively, of revenue and 29.9%, 11.1%, and 11.7%, respectively of block hours flown. In 1999, the Company's principal customers were the USAF and Malaysian Airline System Berhad ("Malaysia Airlines" or "MAS"). For the year ended December 31, 1999, these customers provided approximately 51.0%, and 9.0%, respectively, of the Company's revenues, and 35.1%, and 11.1%, respectively, of total block hours flown. In 1998, the Company's principal customers were the USAF, MAS, and Garuda. For 1998, these customers provided approximately 40.9%, 18.6%, and 11.7%, respectively, of revenues and 27.1%, 18.2%, and 12.8%, respectively, of total block hours flown.


U.S. Air Force.  The Company has provided air transportation services,
--------------
principally on an international basis, to the USAF since 1956. In exchange for requiring pledges of aircraft to the Civil Reserve Aircraft Fleet ( "CRAF ") for use in times of national emergency, the USAF grants awards to CRAF participants for peacetime transportation of personnel and cargo. The U.S. military places a premium on the mobility of the U.S. armed forces.


The USAF awards points to air carriers acting alone or through teaming arrangements in proportion to the number and type of aircraft made available to CRAF. The Company utilizes teaming arrangements to maximize the value of potential awards. Until 1999, the Company led a contractor teaming arrangement that enjoyed a large market share of the USAF's overall commercial airlift requirement. In 2000 Emery Worldwide Airlines took over the role of team leader. The Company's portion of the fixed USAF award was $86 million for the government's 1998-99 fiscal year. Although the Company's teaming agreement for fiscal year 2000 (October 1999 to September 2000) resulted in a substantially reduced share of the AMC fixed commercial airlift requirement (originally $27 million), the Company's AMC revenue for fiscal year 2000 totaled $113.3 million. The increase primarily resulted from expansion flying ($49.8 million) as well as being requested by the AMC to replace another carrier that had previously been awarded the contract for flying for two three-month periods. For fiscal year 2001, beginning October 1, 2000, the Company's teaming arrangement resulted in an award of approximately $127 million of the fixed-buy contract. The Company believes it will continue to be in a position to obtain an increased share of expansion flying which is customarily awarded by the AMC over and above the fixed contract flying. The Company cannot determine how future military spending budgets, airlift requirements, national security considerations for a continued strong and balanced CRAF and teaming arrangements will combine to affect future business with the USAF.

Garuda. The Company has flown for Garuda periodically since 1973. The Company
------
operated six aircraft for Garuda during the 1998 pilgrimage. The Company did not operate any aircraft for Garuda for the 1999 Hadj; however, the Company operated four aircraft for Garuda for the 2000 Hadj and will operate three aircraft for the 2001 Hadj.


Sonair. In November 2000, the Company began operating regular private charter
------
air service for Sonair Serviceo Aereo ("Sonair") between Houston, Texas and Luanda, Angola. The new service supports Angola's emerging petroleum industry. Sonair is a subsidiary of Angola's National Oil Company, SONANGOL. The initial term of the agreement is for 14 months and includes options for Sonair to renew the agreement for up to two additional years.

Emery World Wide Airlines. The Company has provided an MD-11F freighter aircraft
-------------------------
to Emery World Wide Airlines since October 1998. The program for the aircraft, which has been extended through December 2002, is that it primarily operates five days per week flying round trip between Dayton, Ohio and Brussels, Belgium.


Renaissance Cruises. The Company flew one aircraft for Renaissance Cruises
-------------------
("Renaissance") from August 1999, providing exclusive air service to Europe from New York, until the agreement was mutually terminated in late 2000.

Malaysia Airlines. World Airways provided wet lease services to Malaysia
-----------------
Airlines from 1981 to 1999 for MAS' scheduled passenger and cargo operations as well as transporting passengers for annual Hadj pilgrimages. Naluri, which owns 11.8% of World Airways' Common Stock at December 31, 2000, also owned 29% of MAS that it sold in February 2001. In 1999 and 1998, the Company received approximately $7.3 million and $19.5 million, respectively, in revenue associated with minimum guarantee payments from MAS for aircraft that were not utilized. Effective October 1999 the Company ceased operating for MAS and in May 2000, the Company received $7 million from MAS in settlement of all aircraft lease and operating agreements between the two companies.

The Company had a contract backlog at December 31, 2000 of $207 million, compared to $370 million at December 31, 1999. Approximately $185 million of the backlog relates to operations during 2001. Approximately 49% of the backlog relates to its contracts with AMC. The decrease in the total contract backlog reflects the termination of the agreement with Renaissance that was partially offset by the new agreement with Sonair and the increase in the AMC fixed-buy contract award. See Note 12 of the Company's "Notes to Financial Statements" in
Item 8 for additional information regarding major customers and foreign source revenue.


Information concerning the classification of the Company's revenues comprising 10% or more of total operating revenues is presented in the following table (in millions):

                                           Year Ended December 31,
                                    ------------------------------------
                                        2000         1999        1998
                                    -----------  -----------  ----------


    Passenger Charter Operations     $  211.0      $ 195.6     $ 221.9
    Cargo Charter Operations             53.0         67.6        47.7


Aircraft Fleet

As of December 31, 2000 the Company's operating fleet consisted of eight MD-11 and three DC-10-30 aircraft, all of which are operated under operating leases. The MD-11 aircraft include five passenger aircraft (two of which are long-range versions), one freighter aircraft and two convertible aircraft. The DC-10-30 aircraft include one freighter aircraft, one passenger aircraft, and one convertible aircraft. The Company also has one other DC-10-30 passenger aircraft it has removed from service and is in the process of returning it to the lessor. In 2001, the Company is planning to take delivery of four additional DC-10-30 freighter aircraft and one additional passenger aircraft under operating leases.


Maintenance

Airframe and engine maintenance costs that account for most of the Company's maintenance expenses typically increase as the aircraft fleet ages. The Company outsources major airframe maintenance and engine work to several suppliers. The Company has agreements expiring in 2005 with Delta Airlines for all off-wing maintenance on the PW 4462 engines that power its MD-11 aircraft and repair of MD-11 aircraft and its components.


Aviation Fuel

The Company's primary sources of aviation fuel are major oil companies at commercial airports and from United States military organizations at military bases. The Company's current fuel purchasing policy consists of the purchase of fuel within seven days in advance of all flights based on current prices set by individual suppliers. More than one supplier is under contract at several locations. The Company purchases no fuel under long-term contracts nor does the Company enter into futures or fuel swap contracts.

The price and availability of aviation fuel in general affects the air transportation industry. Both the cost and availability of aviation fuel are subject to many economic and political factors and events occurring throughout the world and remain subject to the various unpredictable economic and market factors that affect the supply of all petroleum products. Fluctuations in the price of fuel have not had a significant impact on the Company's operations because, in general, the Company's contracts with its customers that cover 93.5% of fuel purchased limit the Company's exposure to increases in fuel prices. However, a substantial increase in the price or the unavailability of aviation fuel could have a material adverse effect on the air transportation industry in general.

Regulatory Matters

Since it was founded in 1948, the Company has been authorized to engage in commercial air transportation by the U.S. Department of Transportation ("DOT") or its predecessor agencies. The Company is currently authorized to engage in scheduled and charter air transportation to provide combination (persons, property and mail) and all-cargo services between all points in the U.S., its territories and possessions. It also holds worldwide charter authority for both combination and all-cargo operations. In addition, the Company is authorized to conduct scheduled combination services to the foreign points listed in its DOT certificate. The Company also holds certificates of authority to engage in scheduled all-cargo services to a limited number of foreign destinations. The Company does not operate any scheduled services on its own behalf.


The Company is subject to the jurisdiction of the Federal Aviation Administration ("FAA") with respect to aircraft maintenance, flight operations, equipment, aircraft noise, ground facilities, dispatch, communications, training, weather observation, flight time, crew qualifications, aircraft registration and other matters affecting air safety. The FAA requires air carriers to obtain an operating certificate and operations specifications authorizing the carriers to operate to particular airports on approved international routes using specified equipment. These certificates and specifications are subject to amendment, suspension, revocation, or termination by the FAA. In addition, all of the Company's aircraft must have and maintain certificates of airworthiness issued or approved by the FAA. The Company currently holds an FAA air carrier operating certificate and operations specifications under Part 121 of the Federal Aviation Regulations. The FAA has the authority to suspend temporarily or revoke permanently the authority of the Company or its licensed personnel for failure to comply with regulations promulgated by the FAA and to assess civil penalties for such failures.

Under the Airport Noise and Capacity Act of 1990 and related FAA regulations, the Company's aircraft must comply with certain Stage 3 noise restrictions. All of the Company's aircraft meet the Stage 3 noise restrictions, which is currently the most stringent FAA noise requirement. FAA regulations also require compliance with the Traffic Alert and Collision Avoidance System ("TCAS"), approved airborne windshear warning system and aging aircraft regulations, all of which the Company is currently in compliance with.

In 2000, the FAA issued an Airworthiness Directive ("AD") that will require the replacement of insulation blankets on the Company's MD-11 aircraft by June 2005. The Company has begun replacement of the affected insulation blankets on MD-11 aircraft. This is being accomplished in phases, during scheduled maintenance work, to minimize the impact on operational availability. The Company presently estimates that the cost of the replacement, including labor and material will total less than $2.0 million per aircraft.

As of December 31, 2000, the FAA has also issued a modification requirement that all aircraft have expanded recording capabilities by August 2001 through the installation of Digital Flight Data Recorders. The Company estimates the cost of installing such recorders in its fleet will be approximately $0.5 million. It is also expected that the FAA will issue a rule that will require the Company to install Enhanced Ground Proximity Warning Systems in its aircraft. The Company currently estimates the cost of such installation will be approximately $65,000 per aircraft. The FAA has also issued a proposed rule that will require the Company to modify the engine thrust reversers on its DC-10 aircraft. It is expected the modifications will have to be completed by February 2005 and will cost approximately $0.6 million per aircraft.

Additional laws and regulations have been considered from time to time which could significantly increase the cost of airline operations by imposing additional requirements or restrictions on operations. Laws and regulations have been considered from time to time that would prohibit or restrict the ownership and transfer of airline routes. There is no assurance that laws and regulations currently enacted or enacted in the future will not adversely affect the Company's ability to maintain its current level of operations.

Several aspects of airline operations are subject to regulation or oversight by Federal agencies other than the DOT or FAA. For instance, labor relations in the air transportation industry are generally regulated under the Railway Labor Act, which vests in the National Mediation Board certain regulatory powers with respect to disputes between airlines and labor unions arising under collective bargaining agreements. In addition, the Company is subject to the jurisdiction of other governmental entities, including (i) the Federal Communications Commission ("FCC") regarding its use of radio facilities pursuant to the Federal Communications Act of 1934, as amended, (ii) the Commerce Department, the Customs Service, the Immigration and Naturalization Service, and the Animal and Plant Health Inspection Service of the Department of Agriculture regarding the Company's international operations, (iii) the Environmental Protection Agency (the "EPA") regarding compliance with standards for aircraft exhaust emissions and (iv) the Department of Justice regarding certain merger and acquisition transactions. The EPA regulates operations, including air carrier operations, which affect the quality of air in the U.S. The Company believes it is in full compliance with all applicable regulatory requirements.


The Company's international operations are generally governed by a network of bilateral civil air transport agreements providing for the exchange of traffic rights between governments which then select and designate air carriers authorized to exercise such rights. In the absence of a bilateral agreement, such international air services are governed by principles of comity and reciprocity. Bilateral provisions pertaining to the wet lease services in which the Company is engaged vary considerably depending on the particular country. Most bilateral agreements into which the U.S. has entered permit either country to terminate the agreement with one year's notifi-cation to the other. In the event a bilateral agreement is terminated, international air service between the affected countries is governed by the principles of comity and reciprocity.

Pursuant to federal law, no more than 25% of the voting interest in the Company may be owned or controlled by foreign citizens. In addition, under existing precedent and policy, actual control must reside in U.S. citizens. As a matter of regulatory policy, the DOT has stated that it would not permit aggregate equity ownership of a domestic air carrier by foreign citizens in an amount in excess of 49%. The Company believes it fully complies as of the date hereof with U.S. citizen ownership requirements.

Due to its participation in the CRAF program of the USAF, the Company is subject to inspections approximately every two years by the military as a condition of retaining its eligibility to perform military charter flights. The last such inspection was undertaken in 2000 and the next is anticipated to occur in 2002. As a result of such inspections, the Company has been required to implement measures, such as the establishment of a crew resource management course, beyond those required by the DOT, FAA and other government agencies. The USAF may terminate its contract with the Company if the Company fails to pass such inspection or otherwise fails to maintain satisfactory performance levels, if the Company loses its airworthiness certificate or if the aircraft pledged to the contracts lose their U.S. registry or are leased to unapproved carriers.

The Company believes it is in compliance in all material respects with all requirements necessary to maintain in good standing its operating authority granted by the DOT and its air carrier operating certificate issued by the FAA. A modification, suspension, or revocation of any of the Company's DOT or FAA authorizations or certificates could have a material adverse effect upon the Company. The Company also is subject to state and local laws and regulations at locations where it operates and the regulations of various local authorities, which operate the airports it serves. Certain airport operations have adopted local regulations that, among other things, impose curfews and noise abatement regulations. While the Company believes it is currently in compliance in all material respects with all appropriate standards and has all required licenses and authorities, any material non-compliance by the Company therewith or the revocation or suspension of licenses or authorities could have a material adverse effect on the Company.


Employees

As of December 31, 2000, the Company had 955 full time equivalent employees classified as follows:

    Classification                       Employees        %
    --------------                       ----------     ------
    Management                                12           1.3
    Administrative and Operations            274          28.7
    Cockpit Crew                             295          30.9
    Flight Attendants                        374          39.1
                                           -----        ------
         Total Employees                     955         100.0
                                           =====        ======


The Company's cockpit crewmembers are represented by the International Brotherhood of Teamsters (the "Teamsters") and are subject to a collective bargaining agreement that will be amendable June 30, 2003.

The Company's flight attendants are also represented by the Teamsters and are subject to a four-year collective bargaining agreement that became amendable June 30, 2000. In 1994, the Company's flight attendants argued that the "scope clause" of the collective bargaining agreement has been violated by the Company's use of foreign flight attendant crews on the Company's flights for Garuda Indonesia which has historically been the Company's operating procedure. In contracts with certain customers, the Company is obligated to permit its customers to deploy their own flight attendants. While the arbitrator in this matter denied in 1997 the Union's request for back pay to affected flight attendants for flying relating to the 1994 Hadj, the arbitrator concluded that the Company's contract with its flight attendants requires the Company to first actively seek profitable business opportunities that require using the Company's flight attendants, before the Company may accept wet lease business opportunities that use the flight attendants of the Company's customers. Since 1997, the flight attendants have filed a number of similar "scope clause" grievances with respect to other wet-lease contracts and in January 2000 they filed another "scope clause" grievance with respect to the 2000 Garuda Hadj agreement. An adverse decision on one or more of the grievances could have a material adverse impact on the financial condition or results of operations of World Airways.


The Company's aircraft dispatchers, who are represented by the Transport Workers Union (the "TWU") are subject to a collective bargaining agreement that will be amendable December 31, 2003. Fewer than 15 Company employees are covered by this collective bargaining agreement.


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

Item 2.  Properties

Flight Equipment

At December 31, 2000, the Company's operating fleet consisted of 11 leased aircraft as follows:

                                                         Capacity
                                          -------------------------------------
           Aircraft(a)                    Passenger (Seats)/(b)/   Cargo (Tons)     Total
           -----------                    ---------------------    ------------     -----
    McDonnell Douglas MD-11                       409                     --           3
    McDonnell Douglas MD-11F                       --                     95           1
    McDonnell Douglas MD-11CF                     410                     90           2
    McDonnell Douglas MD-11ER                     409                     --           2
    McDonnell Douglas DC-10-30                    355                     --           1
    McDonnell Douglas DC-10-30F                    --                     74           1
    McDonnell Douglas DC-10-30CF                  380                     64           1
                                                                                    -----
       Total                                                                          11
                                                                                    =====

Notes
(a) "F" aircraft are freighters; "CF" are convertible freighters and may operate in either passenger or freight configurations. "ER" aircraft have extended-range capabilities.

(b) Based on maximum operating configurations. Other configurations are occasionally used.


The lease terms for six of the MD-11 aircraft expire in 2005 and 2006, and in 2020 for the two MD-11ER aircraft (assuming the exercise of 12-year lease extensions). In 1999, in conjunction with amending the leases for the two MD-11ER aircraft, the lessor obtained the right, if the Company fails to meet certain financial performance requirements, that allows the lessor to cancel the lease of the aircraft with 12 months notice. At December 31, 2000, the Company was in compliance with the financial performance requirements. The lease terms for the DC-10-30 aircraft expire in 2003. The Company also had one other DC-10-30 passenger aircraft it had removed from service in 2000 and returned to the lessor in February 2001.

In 2001, the Company is scheduled to take delivery of four additional DC-10-30 freighter aircraft - two under three-year operating leases and two under seven-year operating leases - and an additional DC-10-30 passenger aircraft under a three-year operating lease.


Ground Facilities

The Company leases office space located near Washington Dulles International Airport, which houses its corporate headquarters and substantially all of the administrative employees of the Company. In 2000, the Company announced that it would be moving these offices to Peachtree City near Atlanta, GA. It is expected the move will be completed in the second quarter of 2001 and in connection therewith the Company signed a 15-year lease for an office facility there.

Also, the Company leases office and warehouse space in New York, New York; Wilmington, Delaware; Los Angeles, California; Yokota, Japan; and Frankfurt, Germany. Additional small office and maintenance material storage space is leased at often frequented airports to provide administrative and maintenance support for commercial and military contracts.


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

Item 4.  Submission Of Matters To A Vote Of Securities Holders

No matters were submitted to a vote of securities holders during the fourth quarter of 2000.

PART II


Item 5.  Market For Registrant's Common Equity And Related Stockholder Matters

The Company's Common Stock currently trades on the Nasdaq SmallCap Market of The Nasdaq-Amex Market Group/SM/ under the symbol: WLDAC. The high and low bid prices of the Company's Common Stock, as reported by Nasdaq, for each quarter in the last two fiscal years are as follows:

                                                   Common Stock
                                               ----------------------
                                                High            Low
                                               -------        -------
      2000
      ----
      Fourth Quarter........................    1 5/8           5/8
      Third Quarter.........................    1 3/16          5/8
      Second Quarter........................    1 1/32          1/2
      First Quarter.........................    1 1/2           23/32

      1999
      ----
      Fourth Quarter........................    1 3/16          3/4
      Third Quarter.........................    1 5/8           1
      Second Quarter........................    2 1/4           1
      First Quarter.........................    1 1/2           1

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


The approximate number of shareholders of record at December 31, 2000 is 622, and does not include those shareholders who hold shares in street name accounts.

Item 6.   Selected Financial Data

The following selected financial data are derived from the audited financial statements of the Company. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and notes thereto.


                              WORLD AIRWAYS, INC.
                            Selected Financial Data

                                                                              Year Ended December 31,
                                                       ----------------------------------------------------------------------
                                                          2000           1999           1998           1997           1996
                                                          ----           ----           ----           ----           ----
                                                                        (in thousands except per share data)
Results of operations:
Operating revenues                                     $  264,033      $ 263,998      $ 271,149      $ 309,412      $ 309,587
Operating expenses                                        262,926        274,247        274,317        292,555        287,942
Operating income (loss)                                     1,107        (10,249)        (3,168)        16,857         21,645
Earnings (loss) from continuing
    operations before income taxes,
    extraordinary item and accounting change               (3,159)       (13,653)       (10,905)        12,230         19,032
Earnings (loss) from continuing operations
    before extraordinary item and
    accounting change                                      (3,159)       (13,653)       (11,032)        11,967         18,353
Discontinued operations                                        --             --             --           (515)       (32,375)
Extraordinary item                                             --          6,030             --             --             --
Accounting change                                          22,744             --             --             --             --
Net earnings (loss)                                        19,585         (7,623)       (11,032)        11,452        (14,022)
Cash dividends                                                 --             --             --             --             --
Basic earnings (loss) per common share:
    Continuing operations                                   (0.33)         (2.04)         (1.54)          1.16           1.55
    Discontinued operations                                    --             --             --          (0.05)         (2.74)
    Extraordinary item                                         --           0.90             --             --             --
    Accounting change                                        2.36             --             --             --             --
    Net earnings (loss)                                      2.03          (1.14)         (1.54)          1.11          (1.19)
    Weighted average Common Stock outstanding               9,641          6,692          7,161         10,302         11,806
Diluted earnings (loss) per common share:
    Continuing operations                                   (0.33)         (2.04)         (1.54)          1.09           1.55
    Discontinued operations                                    --             --             --          (0.05)         (2.74)
    Extraordinary item                                         --           0.90             --             --             --
    Accounting change                                        2.36             --             --             --             --
    Net earnings (loss)                                      2.03          (1.14)         (1.54)          1.04          (1.19)
    Weighted average Common Stock and common
        equivalent shares outstanding                       9,641          6,692          7,161         12,279         11,806
Pro forma amounts assuming new method
    of accounting is applied retroactively
    (unaudited):
        Earnings (loss) before discontinued
           operations and extraordinary item           $   (3,159)     $  (7,810)     $  (5,236)     $   8,035      $  23,714
        Net earnings (loss)                                (3,159)        (1,780)        (5,236)         7,257         (9,340)
    Basic earnings (loss) per share:
        Before discontinued operations and
           extraordinary item                               (0.33)         (1.17)         (0.73)          0.78           2.01
        Net earnings (loss)                                 (0.33)         (0.27)         (0.73)          0.70          (0.79)
    Diluted earnings (loss) per share:
        Before discontinued operations and
           extraordinary item                               (0.33)         (1.17)         (0.73)          0.65           2.01
        Net earnings (loss)                                 (0.33)         (0.27)         (0.73)          0.59          (0.79)

Financial Position:
Cash and short-term investments                        $   15,682      $  12,406      $  16,893      $  25,887      $   8,075
Total assets                                              113,890        109,736        116,437        149,148        127,524
Notes payable and long-term obligations including
    current maturities                                     64,024         63,287         80,492         88,966         50,538
Stockholders' equity (deficiency)                          (7,280)       (29,838)       (23,627)        (4,771)         8,362

Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations presented below relates to the operations of World Airways as reflected in its financial statements.

Results Of Operations

General

While the Company generated operating income in 1996, 1997 and in 2000, it sustained operating losses in 1998 and 1999. For 1998, the Company had an operating loss of $3.2 million and a net loss of $11.0 million. For 1999, the Company had an operating loss of $10.2 million and a loss before extraordinary item of $13.7 million. The Company's net loss after extraordinary gains on the extinguishment of debt of $6.0 million was $7.6 million. For 2000 the Company had operating income of $1.1 million and a loss of $3.2 million before the $22.7 million cumulative effect of a change in accounting. For 2000 after the cumulative effect of the accounting change, the Company had net income of $19.6 million.


Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

During the third quarter ended September 30, 2000, the Company changed its method of accounting for certain aircraft maintenance costs from the accrual method of accounting to the direct expense method. Under the new accounting method, maintenance costs are recognized as expense as maintenance services are performed and as flight hours are flown for nonrefundable maintenance payments required by lease agreements. The Company believes that the new accounting principle is preferable because the direct expense method is the predominant method used in the airline industry and there has not been an obligating event prior to the maintenance checks actually being performed or flight hours being flown. The cumulative effect of the accounting change was $22.7 million.

Total block hours decreased 2,286 hours, or 6.8 %, to 31,309 hours in 2000 from 33,595 hours in 1999, with an average of 10.1 available aircraft per day in 2000 compared to 10.9 in 1999. Average daily utilization (block hours flown per day per aircraft) increased to 8.5 hours in 2000 from 8.4 hours in 1999. In 2000, the Company obtained a higher percentage of its revenues under full service contracts than in 1999. In 2000, full service contracts accounted for 46.1% of total block hours and 63.0% of total revenues, compared to 40.1% and 57.3%, respectively, in 1999.

Operating Revenues. Although operating revenues were the same each year at $264
------------------
million, revenue per block hour flown increased to $8,433 in 2000 from $7,858 in 1999. Also, in 1999 the Company received approximately $7.3 million in revenue associated with minimum guarantee payments from MAS. No similar payments were received in 2000.

Operating Expenses. Total operating expenses decreased to $262.9 million in 2000
------------------
from $274.2 million in 1999. Total operating expenses for 2000 were reduced by a $7.0 million contract dispute settlement received from a former customer.

Flight expenses include all expenses related directly to the operation of the aircraft other than maintenance, aircraft rent, and fuel. Also included are expenses related to flight dispatch and flight operations administration. Flight expenses increased $9.4 million, or 12%, in 2000 to $88.2 million from $78.8 million in 1999. This increase resulted primarily from increases in flight attendant costs and passenger food costs due to more full service flying.

Maintenance expenses decreased $13.5 million, or 27.8%, in 2000 to $34.9 million from $48.4 million in 1999. This decrease resulted from a number of reasons including the change in accounting, the reduction in block hours flown and a decrease in the average number of aircraft from 10.9 to 10.1. If the new method of accounting that was adopted effective January 1, 2000 had been implemented for 1999, maintenance expenses for 1999 would have been $5.8 million lower.
The Company also recorded a credit of $3.0 million for engine parts that were recovered in the fourth quarter of 2000. These parts are included in equipment and property at December 31, 2000.

Aircraft costs decreased $5.6 million, or 7.3%, in 2000 to $70.5 million from $76.1 million in 1999. This decrease principally reflects reductions in the lease rates for the fleet of MD-11 aircraft and the return of two DC 10-30 aircraft in the second quarter of 1999.

Fuel expenses increased $5.0 million, or 21.7%, in 2000 to $28 million from $23.0 million in 1999. This increase reflects the increase in full service block hours flown together with an increase in average fuel prices per gallon to $0.76 in 2000 from $0.68 in 1999. The Company is generally able to pass fuel cost increases through to its customers.

Depreciation and amortization decreased $1.6 million, or 19.3%, in 2000 to $6.6 million from $8.2 million in 1999. This decrease resulted primarily from a decrease resulting from the sale and leaseback of an engine in the first quarter of 2000 and the ending of amortization of an intangible asset in 1999.

Sales, general and administrative expenses decreased $2.3 million, or 7.5%, in 2000 to $28.3 million from $30.6 million in 1999. This decrease principally reflects the effect of cost control measures the Company has implemented in personnel costs in recent years.

Interest expense decreased $0.9 million in 2000 to $5.4 million from $6.3 in 1999. This decrease resulted from reductions in the average amount of debt outstanding.

Other non-operating income in 1999 includes gains of approximately $2 million on the sale of the Company's interest in an unaffiliated communications company. There were no comparable gains in 2000.


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

Operating Revenues. Operating revenues decreased $7 million, or 2.6%, to $264
------------------
million in 1999 from $271 million in 1998. This decrease was primarily attributable to the decrease in block hours flown, partially offset by a shift in business from ACMI flying to full service flying. Also, in 1999 the Company received approximately $7.3 million in revenue associated with minimum guarantee payments from MAS versus approximately $19.5 million in 1998.

Operating  Expenses. Total operating expenses were flat year over year, $274.2
-------------------
million in 1999 compared to 274.3 million in 1998

Flight expenses include all expenses related directly to the operation of the aircraft other than maintenance, aircraft rent, and fuel. Also included are expenses related to flight dispatch and flight operations administration. Flight expenses increased $10.4 million, or 15.2%, in 1999 to $78.8 million from $68.4 million in 1998. This increase resulted primarily from increases in flight attendant costs and passenger food due to the shift to more full service flying.

Maintenance expenses decreased $2.0 million, or 4.0%, in 1999 to $48.4 million from $50.4 million in 1998. This decrease resulted primarily from a decrease in the average number of aircraft from 12 to 10.9 and the reduction in hours flown. This was partially offset by the normal increase in maintenance costs generally experienced with aging aircraft. In addition, the Company experienced an increase in costs associated with the MD-11 aircraft and related engines as a result of certain manufacturer guarantees and warranties that expired in 1998 and maintenance costs that increased pursuant to contractual agreements.

Aircraft costs decreased $8.7 million, or 10.3%, in 1999 to $76.1 million from $84.8 million in 1998. This decrease principally reflects reductions in the lease rates for the fleet of MD-11 aircraft and the return of two DC 10-30 aircraft in the second quarter of 1999.

Fuel expenses increased $4 million, or 21%, in 1999 to $23 million from $19.0 million in 1998. This increase reflects the increase in full service block hours flown partially offset by a decrease in average fuel prices from $0.85 in 1998 to $0.68 in 1999. The Company is generally able to pass fuel cost increases through to its customers.

Commissions decreased $2.3 million in 1999 to $6.6 million from $8.9 million in 1998. This decrease resulted from the end of a Philippine Airlines contract in February 1998 and reduced expenses incurred in connection with reduced revenues relating to a decrease in AMC flying.

Depreciation and amortization decreased $0.3 million, or 4%, in 1999 to $8.2 million from $8.5 million in 1998. This decrease resulted primarily from a decrease in both the depreciation of DC-10 leasehold improvements and amortization of other assets, partially offset by an increase in the depreciation of owned engines.

Sales, general and administrative expenses decreased $2.3 million, or 7.2%, in 1999 to $30.6 million from $32.9 million in 1998. This decrease principally reflects a $1.3 million decrease in general insurance costs.

Interest expense decreased $1.1 million in 1999 to $6.3 million from $7.4 in 1998. This decrease resulted from reductions in the average amount of debt outstanding.

Other non-operating income includes gains of approximately $2 million on the sale of the Company's interest in an unaffiliated communications company. There were no comparable gains in 1998.

Extraordinary Gain. In 1999, the Company acquired $8.2 million of its
------------------
outstanding 8% Debentures for cash and Treasury Stock at a discount of approximately 75% resulting in extraordinary gains of $6 million.


Liquidity and Capital Resources

World Airways' cash and short-term investments at December 31, 2000 totaled $15.7 million. As is common in the airline industry, the Company operates with a working capital deficit. At December 31, 2000, World Airways' current assets were $39.4 million and current liabilities were $53.6 million.

World Airways is highly leveraged. As of December 31, 2000, the Company had outstanding long-term debt and capital leases of $49 million, and notes payable and current maturities of long-term obligations of $15 million. In addition, the Company has significant long-term obligations relating to operating leases for aircraft.

The Company has historically financed working capital and capital expenditure requirements out of cash flow from operating activities, sales of Common Stock, secured borrowings, and other financings. The degree to which the Company is leveraged could have important consequences including: (i) World Airways' ability to obtain additional financing in the future for working capital, capital expenditures or other purposes may be limited; (ii) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of principal and interest on its indebtedness; (iii) World Airways' degree of leverage and related debt service obligations, as well as its obligations under operating leases, may make it more vulnerable than some of its competitors in a prolonged economic downturn; and (iv) World Airways' financial position may restrict its ability to pursue new business opportunities and limit its flexibility in responding to changing business conditions.

Although there can be no assurances, World Airways believes that the combination of its existing contracts and additional business which it expects to obtain, along with its existing cash, and financing arrangements, will be sufficient to allow the Company to meet its cash requirements related to operating and capital requirements for 2001.

Also, in February 2000, the Company implemented an 18-month salary exchange program for most of its employees. Under the program, participating employees are exchanging up to 10% of wages for Common Stock on the basis of one share of stock for each $1.19375 of wages exchanged. The exchange rate was determined from average stock prices coinciding to when the Board of Directors approved the program. It is expected the program will produce total cash savings of approximately $5.4 million during the 18-month program and result in the issuance of approximately 4.5 million shares of Common Stock. Approximately 3.7 million shares were issued as restricted shares following the beginning of the program. Employees are able to vote the restricted shares but are not able to sell the shares until the end of the program. Expense associated with the value of the shares is being recognized over the 18-month period. If an employee leaves the Company during the program, a pro-rata portion of the shares are returned to the Company.


Cash Flows from Operating Activities

Operating activities used $2.3 million in cash for the year ended December 31, 2000 compared to providing $7.8 million in 1999. The decrease in cash in 2000 resulted from the reduced loss from continuing operations in 2000 that was partially offset by increases in accounts receivables, prepaid expenses and aircraft lease deposits.


Cash Flows from Investing Activities

Investing activities used $1.6 million in cash for the year ended December 31, 2000, compared to $3.1 million in 1999. In 2000, $2.5 million of cash was used primarily for the purchase of aircraft parts and $0.7 million was generated by the maturing of marketable securities. In 1999, $2.1 million of cash was used for the acquisition of aircraft parts and $2.4 million was used to purchase marketable securities.


Cash Flows from Financing Activities

Financing activities generated $6.6 million in cash for the year ended December 31, 2000 compared to using $9.9 million in 1999. In 2000, $7.1 million of cash was generated through increased borrowings, $6.1 million was generated through the sale/leaseback transaction of an engine and $6.4 million was used for the repayment of debt. In 1999, cash was principally used for the repayment of debt.


Capital Commitments/Financing Developments

The FAA has issued and proposed a number of Airworthiness Directives ("AD's") that will require the Company to make modifications to its aircraft. One AD requires the replacement of insulation blankets on the Company's MD-11 aircraft by June 2005 that is expected to cost less than $2.0 million per aircraft. One proposed AD would require the modification of thrust reversers on the Company's DC-10-30 aircraft by February 2005 that is estimated to cost approximately $0.6 million per aircraft. See "Regulatory Matters" in Item 1. The Company expects to finance the cost of the AD's through internally generated funds.

World Airways' capital expenditures for 2001 other than the cost of AD's are currently expected to be approximately $1.5 million, principally for the purchase of aircraft related assets, which it expects to finance from working capital.

At December 31, 2000, the Company has placed deposits for four DC-10-30F freighter aircraft that it is scheduled to take delivery of in 2001. Two of the aircraft will be leased under three-year operating leases and two under seven-year operating leases. In the event that World Airways leases additional aircraft, particularly if they are of a different type than currently operated, the Company may have to make expenditures for deposits and additional spare engines and parts. No assurances can be given, however, that the Company will obtain all of the financing required for such capital expenditures.

The Company is scheduled to relocate its corporate headquarters from Virginia to Peachtree City, near Atlanta, Georgia in 2001. It is expected the move, which is planned to be completed in the second quarter, will be financed from internally generated funds. In connection therewith the company signed a 15-year lease for the facility beginning May 1, 2001.

In 1996, in conjunction with leasing two MD-11ER aircraft the Company agreed to assume leases of one or two MD-11F freighter aircraft for the remainder of their 24-year leases (that commenced in November and December 1995), in the event that the existing lessee terminates its lease with the lessor. As of the date hereof, the Company does not know if the existing lessee intends to terminate the existing lease or not. As part of the agreement for the aircraft, the lessor provided spare parts financing of which approximately $1.1 million is still available.


Other Matters

Inflation

The Company believes that neither inflation nor changing prices have had a material effect on the Company's revenues during the past three years.


Item 7a.   Quantitative And Qualitative Disclosures About Market Risk

World Airways does not have any material exposure to market risks.

With respect to interest rate risks, at December 31, 2000 interest rates on all of the Company's long-term debt and capitalized lease obligations aggregating $52.5 million are fixed. Borrowings under the Company's Credit Agreement, $11.5 million at December 31, 2000, bear interest at prime plus 1%. Based on the average outstanding month-end balances during 2000 each 1% change in the prime rate would have increased or decreased the Company's interest cost by approximately $66,700. Based on the balance outstanding at December 31, 2000 each 1% change in the prime rate will increase or decrease the Company's interest cost by approximately $115,300 on an annual basis. See Notes 7 and 8 of "Notes to Financial Statements" in Item 8. The Company has not entered into any obligations for trading purposes.

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

Item 8.  Financial Statements And Supplementary Data

                              WORLD AIRWAYS, INC.
                                BALANCE SHEETS
                                (in thousands)

                                                                             December 31,
                                                                             ------------
                                                                           2000        1999
                                                                           ----        ----
ASSETS
Current assets
    Cash and cash equivalents, including restricted cash of $2,828
        in 2000 and $2,387 in 1999                                     $  14,386      $ 11,725
    Short-term marketable investments                                      1,296           681
    Accounts receivable, less allowance for doubtful accounts
        of $331 in 2000 and $1,848 in 1999                                15,758        11,225
    Prepaid expenses and other current assets                              7,922         6,647
                                                                       ---------      --------
        Total current assets                                              39,362        30,278

Equipment and property
    Flight and other equipment                                            88,845        90,150
    Equipment under capital leases                                         9,463        10,262
                                                                       ---------      --------
                                                                          98,308       100,412
    Less: accumulated depreciation and amortization                       41,974        38,306
                                                                       ---------      --------
        Net equipment and property                                        56,334        62,106

Assets held for sale                                                       1,215         1,315

Long-term deposits                                                        15,848        13,414

Marketable investments                                                       389         1,688

Other assets and deferred charges, net of amortization of $817
    in 2000 and $624 in 1999                                                 742           935
                                                                       ---------      --------
Total assets                                                           $ 113,890      $109,736
                                                                       =========      ========

                              WORLD AIRWAYS, INC.
                                BALANCE SHEETS
                      (in thousands except share amounts)

                                                                                         December 31,
                                                                                         ------------
                                                                                     2000           1999
                                                                                     ----           ----
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
    Notes payable                                                                 $  11,532     $   5,079
    Current maturities of long-term obligations                                       3,523         6,096
    Accounts payable                                                                 19,138        19,453
    Unearned revenue                                                                  6,278         4,152
    Accrued maintenance                                                               2,182        22,807
    Accrued salaries and wages                                                        8,250         8,510
    Accrued taxes                                                                     1,539         2,835
    Other accrued liabilities                                                         1,121         1,127
                                                                                  ---------     ---------
        Total current liabilities                                                    53,563        70,059
                                                                                  ---------     ---------

Long-term obligations, net of current maturities                                     48,969        52,112

Other liabilities
    Deferred gain from sale-leaseback transactions, net of accumulated
        amortization of $10,313 in 2000 and $22,269 in 1999                           3,351         3,083
    Accrued post-retirement benefits                                                  2,992         2,907
    Deferred rent                                                                    12,295        11,413
                                                                                  ---------     ---------
        Total other liabilities                                                      18,638        17,403
                                                                                  ---------     ---------
Total liabilities                                                                   121,170       139,574
                                                                                  ---------     ---------
Stockholders' deficiency
    Preferred Stock, $.001 par value (5,000,000 shares
         authorized and no shares issued or outstanding)                                 --            --
    Common Stock, $.001 par value (40,000,000 shares authorized;
        12,147,141 shares issued; 10,334,480 outstanding in
        2000 and 6,446,416 outstanding in 1999)                                          12            12
    Additional paid-in capital                                                       23,980        46,857
    Deferred compensation, employee salary exchange program                          (1,735)           --
    Accumulated deficit                                                             (16,387)      (35,972)
    Treasury stock, at cost (Common Stock--1,812,661 shares in 2000
        and 5,700,725 shares in 1999)                                               (13,150)      (40,735)
                                                                                  ---------     ---------
           Total stockholders' deficiency                                            (7,280)      (29,838)
                                                                                  ---------     ---------
Commitments and contingencies

Total liabilities and stockholders' deficiency                                    $ 113,890     $ 109,736
                                                                                  =========     =========

                 See accompanying Notes to Financial Statements

                              WORLD AIRWAYS, INC.
                           STATEMENTS OF OPERATIONS
                    (in thousands except per share amounts)

                                                                     Years Ended December 31,
                                                                     ------------------------
                                                                   2000        1999      1998
                                                                   ----        ----      ----
Operating revenues
    Flight operations                                          $ 263,067   $ 263,156   $ 270,630
    Other                                                            966         842         519
                                                               ---------   ---------   ---------
        Total operating revenue                                  264,033     263,998     271,149
                                                               ---------   ---------   ---------
Operating expenses
    Flight                                                        88,238      78,802      68,422
    Maintenance                                                   34,930      48,411      50,444
    Aircraft costs                                                70,508      76,079      84,850
    Fuel                                                          27,972      22,986      19,012
    Flight operations subcontracted to other carriers              6,943       2,650       1,295
    Commissions                                                    6,450       6,594       8,855
    Depreciation and amortization                                  6,590       8,165       8,503
    Sales, general, and administrative                            28,270      30,560      32,936
    Settlement of contract dispute                                (6,975)         --          --
                                                               ---------   ---------   ---------
        Total operating expenses                                 262,926     274,247     274,317
                                                               ---------   ---------   ---------
Operating income (loss)                                            1,107     (10,249)     (3,168)
Other income (expense)
    Interest expense                                              (5,442)     (6,299)     (7,363)
    Interest income                                                1,021         917         873
    Other, net                                                       155       1,978      (1,247)
                                                               ---------   ---------   ---------
        Total other, net                                          (4,266)     (3,404)     (7,737)
                                                               ---------   ---------   ---------
Earnings (loss) before income taxes, extraordinary item
    and cumulative effect of accounting change                    (3,159)    (13,653)    (10,905)
Income tax expense                                                    --          --        (127)
                                                               ---------   ---------   ---------
Earnings (loss) before extraordinary item and
    accounting change                                             (3,159)    (13,653)    (11,032)
Extraordinary item - gain on extinguishment of debt                   --       6,030          --
Cumulative effect of change in method of accounting
    for certain maintenance costs                                 22,744          --          --
                                                               ---------   ---------   ---------
    Net earnings (loss)                                        $  19,585   $  (7,623)  $ (11,032)
                                                               =========   =========   =========
Basic and diluted earnings (loss) per share:
    Earnings (loss) before extraordinary item and cumulative
        effect of accounting change                            $   (0.33)  $   (2.04)  $   (1.54)
    Extraordinary item                                                --        0.90          --
    Cumulative effect of accounting change                          2.36          --          --
                                                               ---------   ---------   ---------
        Net earnings (loss)                                    $    2.03   $   (1.14)  $   (1.54)
                                                               =========   =========   =========
Weighted average shares outstanding                                9,641       6,692       7,161
                                                               =========   =========   =========
Pro forma amounts assuming new method of accounting is
    applied retroactively (unaudited):
        Earnings (loss) before extraordinary item              $  (3,159)  $  (7,810)  $  (5,236)
        Net earnings (loss)                                       (3,159)     (1,780)     (5,236)
    Basic and diluted earnings (loss) per share:
        Before extraordinary item                                  (0.33)      (1.17)      (0.73)
        Net earnings (loss)                                        (0.33)      (0.27)      (0.73)

                 See accompanying Notes to Financial Statements

                              WORLD AIRWAYS, INC.
                             STATEMENTS OF CHANGES
                          IN STOCKHOLDERS' DEFICIENCY
                 Years ended December 31, 2000, 1999, and 1998
                      (in thousands except share amounts)

                                                Additional                                 Treasury                     Total
                                     Common      Paid-In       Deferred      Accumulated    Stock,                    Stockholders'
                                     Stock       Capital      Compensation    Deficit      at Cost        Other       Deficiency
                                     -----       -------      ------------    -------      -------        -----       ----------
Balance at
   December 31, 1997              $      12     $  45,522     $      --     $(17,554)      $(32,524)     $   (227)     $ (4,771)
Common Stock purchases
   (1,003,000 shares)                    --            --            --           --         (6,857)           --        (6,857)
Issuance of note receivable-
   WorldCorp, net                        --            --            --          152             --        (1,346)       (1,194)
ESSOP Guaranteed Bank
   Loan Payments                         --            --            --           --             --           227           227
Net earnings (loss)                      --            --            --      (11,032)            --            --       (11,032)
                                  ---------     ---------     ---------     --------       --------      --------      --------
Balance at
   December 31, 1998                     12        45,522            --      (28,434)       (39,381)       (1,346)      (23,627)
8% Debentures converted
   into 137,000 shares of
   Common Stock                                     1,207                                                                 1,207
Reclassification of
   WorldCorp receivables                 --            --            --           85             --          (399)         (314)
Settlement of receivables-
   WorldCorp, net
   (1,069,000 shares of
      Common Stock                       --            --            --           --         (1,745)        1,745            --
      received)
Exercise of 10,000 stock
   options                               --            10            --           --             --            --            10
Amortization of warrants                 --           118            --           --             --            --           118
Treasury stock (368,000
shares) issued to acquire
   8% Debentures                         --            --            --           --            391            --           391
Net earnings (loss)                      --            --            --       (7,623)            --            --        (7,623)
                                  ---------     ---------     ---------     --------       --------      --------      --------
Balance at
   December 31, 1999                     12        46,857            --      (35,972)       (40,735)           --       (29,838)
Issuance of 3,733,000 shares
   of restricted Common Stock
   under Employee Salary
   Exchange Program                      --       (23,072)       (4,456)          --         27,528            --            --
Common stock purchases
     (224,000 shares)                    --            --            --           --           (286)           --          (286)
Amortization of deferred
   Compensation, accrual
   of changes in Employee
   Salary Exchange
   Program and other
   (379,000 shares)                      --            --         2,721           --            343            --         3,064
Amortization of warrants                 --           195            --           --             --            --           195
Net earnings                             --            --            --       19,585             --            --        19,585
                                  ---------     ---------     ---------     --------       --------      --------      --------
Balance at
   December 31, 2000              $      12     $  23,980     $  (1,735)    $(16,387)      $(13,150)     $     --      $ (7,280)
                                  =========     =========     =========     ========       ========      ========      ========

                See accompanying Notes to Financial Statements

                              WORLD AIRWAYS, INC.
                           STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                       Years Ended December 31,
                                                                                       ------------------------
                                                                                   2000         1999           1998
                                                                                   ----         ----           ----
Cash and cash equivalents at beginning of year                                 $ 11,725     $ 16,893     $   25,887
Cash flows from operating activities:
  Net earnings (loss)                                                            19,585       (7,623)       (11,032)
  Adjustments to reconcile net earnings (loss) to cash
    provided (used) by operating activities:
        Depreciation and amortization                                             6,590        8,165          8,503
        Deferred gain recognition                                                (1,248)      (1,057)        (1,055)
        Extraordinary gain                                                           --       (6,030)            --
        Cumulative effect of accounting change                                  (22,744)          --             --
        Recovered parts                                                          (3,000)          --             --
        Writedown of assets held for sale                                            --           --          1,160
        Provision for doubtful accounts                                              --          450          1,129
        Deferred compensation and other                                           3,434          533            469
        Increase (decrease) in cash resulting from changes
           in operating assets and liabilities:
           Accounts receivable                                                   (4,533)      (3,799)        10,698
           Deposits, prepaid expenses and other assets                           (3,709)        (626)         4,872
           Accounts payable, accrued expenses and other liabilities               1,209       15,963         (4,168)
           Unearned revenue                                                       2,126        1,823           (157)
                                                                               --------     --------     ----------
        Net cash provided (used) by operating activities                         (2,290)       7,799         10,419
                                                                               --------     --------     ----------

Cash flows from investing activities:
  Additions to equipment and property                                            (2,508)      (2,103)        (3,234)
  Proceeds from disposals of equipment and property                                 227        1,398            698
  Maturities (purchase) of marketable investments, net                              681       (2,373)            --
                                                                               --------     --------     ----------
        Net cash used by investing activities                                    (1,600)      (3,078)        (2,536)
                                                                               --------     --------     ----------

Cash flows from financing activities:
  (Decrease) increase in line of credit, net                                      6,452         (134)         5,212
  Issuance of debt                                                                  675           --             --
  Repayment of debt                                                              (6,390)      (9,765)       (13,933)
  Proceeds of sale/leaseback transaction                                          6,100           --             --
  Issuance of note receivable to WorldCorp, net                                      --           --         (1,416)
  Acquisition of Common Stock, at cost                                             (286)          --         (6,635)
  Proceeds from exercise of stock options                                            --           10             --
  Debt issuance costs                                                                --           --           (105)
                                                                               --------     --------     ----------
        Net cash provided (used) by financing activities                          6,551       (9,889)       (16,877)
                                                                               --------     --------     ----------

Net increase (decrease) in cash and cash equivalents                              2,661       (5,168)        (8,994)
                                                                               --------     --------     ----------

Cash and cash equivalents at end of year                                       $ 14,386     $ 11,725     $   16,893
                                                                               ========     ========     ==========

                See accompanying Notes to Financial Statements

                              WORLD AIRWAYS, INC.
                         NOTES TO FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

Organization

World Airways, Inc. ("World Airways" or the "Company") was organized in March 1948 and is a U.S. certificated air carrier. Airline operations account for 100% of the Company's operating revenue. World Airways provides long-range passenger and cargo charter and wet lease air transportation, serving the U.S. Government, international passenger and cargo air carriers, tour operators, international freight forwarders and cruise ship companies (see Note 12).

Financial Statement Reclassifications

Certain items in prior year financial statements included herein have been reclassified to conform to the 2000 financial statement presentation.

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

Cash Equivalents

The Company considers all liquid investments purchased with an original or remaining maturity of ninety days or less to be cash equivalents.

Cash includes prepayments from customers that the Company classifies as restricted cash. Such prepayments are generally for flights that are scheduled to be flown within 30 days of the balance sheet date.

Marketable Investment Securities

Investments generally consist of commercial paper and municipal debt that the Company accounts for as "available for sale" in accordance with Statement of Financial Accounting Standards No. 115 (SFAS 115). At December 31, 2000, the investments' carrying value approximated market value. Investments that mature within 12 months are classified as current assets. All investments mature within two years.

Revenue Recognition

Contract flight revenues are recognized as the services are provided.

Income Taxes

The Company provides for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the financial statements in the period that includes the enactment date.

Earnings (Loss) Per Common Share

Basic earnings (loss) per Common Share is computed by dividing net earnings
(loss) by the weighted average number of Common Shares outstanding during the period. Diluted earnings (loss) per Common Share include the effects of common equivalent shares outstanding during a period when there are earnings from continuing operations. Basic and diluted earnings (loss) per share are the same for each of the years in the three-year period ended December 31, 2000 since the Company had a loss before extraordinary item and the cumulative effect of accounting change. The Company's common equivalent shares consist of shares issuable for stock options, convertible debentures and warrants.

Equipment and Property

Equipment and property are stated at cost or, if acquired under capital leases, at the present value of minimum lease payments.

Provisions for depreciation and amortization of equipment and property are computed over estimated useful lives or the term of the lease, if shorter, for capital leases, by the straight-line method, with estimated salvage values of 0 -15%. Estimated useful lives of equipment and property are as follows:

    DC10 and MD-11 flight equipment     15-16 years
    Other equipment and property         5-10 years

Major modifications and improvements including those performed in response to Airworthiness Directives issued by the Federal Aviation Administration are capitalized at cost. Routine maintenance and repairs are expensed as incurred.

Deferred gains realized in connection with the sale and leaseback of aircraft and equipment are amortized over the periods of the respective leases.

Aircraft Maintenance

Airframe and engine maintenance costs are recognized using the direct expense method of accounting. Under this method, maintenance costs are recognized as expense as maintenance services are performed and as flight hours are flown for nonrefundable maintenance payments required by lease agreements (see Note 3).

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

Post-retirement Benefits Other Than Pensions

World Airways' cockpit crewmembers and eligible dependents are covered under post-retirement health care benefits to age 65. The Company accounts for the benefit costs in accordance with Statement of Financial Accounting Standards No. 106, "Employers" Accounting for Post-retirement Benefits Other Than Pensions" ("FAS No. 106"). The Company funds the benefit costs on a pay-as-you-go (cash) basis.

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

2.  Operating Environment

At December 31, 2000, cash and cash equivalents and short-term marketable investments totaled $15.7 million, the working capital deficit was $14.2 million, and the Company had long-term obligations, net of current maturities of $50.0 million. The Company also has significant long-term obligations relating to aircraft operating leases. The Company anticipates that its capital expenditures in 2001 will approximate $1 million.


The Company has historically financed working capital and capital expenditure requirements out of cash flow from operating activities, sales of its Common Stock, secured borrowings, and other financings. The degree to which the Company is leveraged could have important consequences including: (i) World Airways' ability to obtain additional financing in the future for working capital, capital expenditures or other purposes may be limited; (ii) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of principal and interest on its indebtedness; (iii) World Airways' degree of leverage and related debt service obligations, as well as its obligations under operating leases, may make it more vulnerable than some of its competitors in a prolonged economic downturn; and (iv) World Airways' financial position may restrict its ability to pursue new business opportunities and limit its flexibility in responding to changing business conditions.

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

Due to the high fixed costs of leasing and maintaining aircraft and costs for cockpit crewmembers and flight attendants, the Company's aircraft must have high utilization in order for the Company to operate profitably. Although World Airways' preferred strategy is to enter into long-term contracts with customers, the terms of existing customer contracts are shorter than the terms of the Company's lease obligations with respect to its aircraft. There is no assurance that the Company will be able to enter into additional contracts with new or existing customers or that it will be able to obtain enough additional business to fully utilize each aircraft. World Airways' financial position and results of operations could be materially adversely affected by periods of low aircraft utilization and yields.

World Airways' operating philosophy is to build on its existing relationships to achieve a strong platform for future growth while at the same time grow its full service and cargo business. The Company's strategy is based, first and foremost, upon providing the highest level of service to its customers, thereby maintaining and expanding the amount of business being done with existing customers. The Company perceives a number of opportunities created by a growing global economy, particularly demand for cargo services. World Airways attempts to maximize profitability by combining ACMI contracts with full service agreements that meet the peak seasonal requirements of its customers. The Company can respond to rapidly changing market conditions and requirements because its fleet of aircraft can be deployed in a variety of configurations.

Consistent with prior years, the Company has unsold capacity in the fourth quarter of 2001 and beyond; however, historically it has been successful in obtaining new business to utilize available capacity. Although there can be no assurance that it will be able to secure additional business to utilize unsold capacity, the Company is actively seeking additional business for 2001 and beyond.

Although the Company's customers bear the financial risk of utilizing the aircraft, the Company can be affected adversely if its customers are unable to operate the Company's aircraft profitably, or if one or more of the Company's customers experience a material adverse change in their market demand, financial condition or results of operations. Under these circumstances, the Company would be adversely affected by customer demands for rate and utilization reductions, flight cancellations, or early termination of their agreements.

Prior to 1999, the Company derived a significant percentage of its revenues and block hours from its operations in the Pacific Rim region. In 1997 through 1999 economic conditions in Malaysia, Indonesia and other countries in the Asia Pacific Region adversely affected these operations. These conditions included national liquidity crises, significant depreciation in the value of the ringgit and rupiah, higher domestic interest rates, reduced opportunity for refinancing or refunding of maturing debts, and a general reduction in spending throughout the region. Although the Company does not now have significant operations in this region, economic conditions have started to improve and the Company will seek opportunities for new business in the region.

Although there can be no assurances, the Company believes that the combination of its existing contracts and additional business which it expects to obtain, along with its existing cash, and financing arrangements, will be sufficient to allow the Company to meet its cash requirements related to operating and capital requirements for 2001.

In February 2000, the Company implemented an 18-month salary exchange program for most of its employees. Under the program, participating employees are exchanging up to 10% of wages for Common Stock on the basis of one share of stock for each $1.19375 of wages exchanged. The exchange rate was determined from average stock prices coinciding to when the Board of Directors approved the program. It is expected the program will produce total cash savings of approximately $5.4 million during the 18-month program and result in the issuance of approximately 4.5 million shares of Common Stock. Approximately 3.7 million shares were issued as restricted shares following the beginning of the program. The employees are able to vote the restricted shares, but are not able to sell the shares until the end of the program. Expense associated with the value of the shares is being recognized over the 18-month period. If an employee leaves the Company during the program, a pro-rata portion of the shares are returned to the Company.

3.  Accounting Change

Effective January 1, 2000, the Company changed its method of accounting for certain aircraft maintenance costs from the accrual method of accounting to the direct expense method. Under the new accounting method, maintenance costs are recognized as expense as maintenance services are performed and as flight hours are flown for nonrefundable maintenance payments required by lease agreements. The Company believes that the new accounting principle is preferable because the direct expense method is the predominant method used in the airline industry and there has not been an obligating event prior to the maintenance checks actually being performed or flight hours being flown. The cumulative effect of the accounting change was $22.7 million.

4.  WorldCorp and Naluri Ownership  & Transactions with Malaysia Airlines

The Company became a wholly owned subsidiary of WorldCorp, Inc. ("WorldCorp") in a holding company reorganization in 1987. In 1994 WorldCorp sold 24.9% of its ownership of the Company to Naluri Berhad ("Naluri"), a Malaysian aviation company. In October 1995, the Company became a publicly owned company following the completion of an initial public offering in which 2,000,000 shares and 900,000 shares of Common Stock were sold by the Company and WorldCorp, respectively.

In 1997 and 1998 the Company purchased 4 million shares of its Common Stock from WorldCorp and Naluri from the proceeds of the Debentures issued in 1997 in accordance with a shareholders agreement. In 1998, the Company also acquired 150,000 of its Common Stock from WorldCorp for approximately $682,000 as payment towards principal, interest, and expenses of a loan to WorldCorp.

In February 1999, WorldCorp filed a petition for protection from its creditors under Chapter 11 of the U. S. Bankruptcy laws in the United States Bankruptcy Court for the District of Delaware. In August 1999 the Company concluded an agreement with WorldCorp to settle a secured loan and other amounts totaling approximately $1.8 million that WorldCorp owed the Company when WorldCorp filed for bankruptcy protection. In connection with the agreement, that was approved by the Bankruptcy Court overseeing WorldCorp's bankruptcy proceedings, WorldCorp returned 1,069,000 shares of the Company's Common Stock (based on market value at date of settlement) it owned in exchange for the $1.8 million owed.

In May 2000 the bankruptcy court overseeing WorldCorp's bankruptcy proceeding approved a liquidation plan for WorldCorp. In July 2000 all remaining World Airways Common Stock owned by WorldCorp was distributed to creditors of WorldCorp and the final remaining relationship between the two companies was severed. At December 31, 2000, Naluri owned 11.8% of the outstanding Common Stock of World Airways with the balance publicly held.

World Airways provided wet lease services to Malaysian Airline System Berhad ("Malaysia Airlines" or "MAS") from 1981 to 1999 for MAS' scheduled passenger and cargo operations as well as transporting passengers for annual Hadj pilgrimages. Naluri, which owns 11.8% of World Airways' Common Stock at December 31, 2000, also owned 29% of MAS that it sold to the Government of Malaysia in February 2001. In 1999 and 1998, the Company received approximately $7.3 million and $19.5 million, respectively, in revenue associated with minimum guarantee payments from MAS for aircraft that were not utilized. Effective October 1999 the Company ceased operating for MAS. In May 2000, the Company received $7 million from MAS in settlement of all aircraft lease and operating agreements between the two companies.

5.  Supplemental Information -- Statements of Cash Flows

Additional information pertaining to certain cash payments and non-cash investing and financing activities is as follows (in thousands):

                                                  Years Ended December 31,
                                                  ------------------------
                                               2000         1999          1998
                                               ----         ----          ----
    Cash paid for:
        Interest ........................  $  4,549     $  5,755     $   6,819

The Company recorded a credit of $3.0 million for engine parts that were recovered in the fourth quarter of 2000. These parts are included in equipment and property at December 31, 2000.

In 1999 the Company acquired 1,069,000 shares of its Common Stock owned by WorldCorp as settlement of all amounts owed to the Company by WorldCorp (see
Note 4). Also in 1999, the Company issued 368,000 shares of Treasury Stock with a fair market value of $391,000 as consideration given to acquire $1.5 million of the Company's outstanding 8% Debentures and $1.2 million of the 8% Debentures were converted by the holders into 137,000 shares of Common Stock.

In 1998 the Company acquired 150,000 shares of the Company's Common Stock valued at $682,000 owned by WorldCorp as payment towards principal and interest on a loan to WorldCorp (see Note 4) and 80,000 shares in open market transactions for $264,000. Also, in 1998 the Company financed the acquisition of approximately $152,000 of office furniture.

6.  Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

                                              December 31,
                                              ------------
                                            2000       1999
                                            ----       ----
    Prepaid rent                         $ 2,490    $ 3,465
    Deposits                               3,481      2,465
    Other                                  1,951        717
                                         -------    -------
        Total                            $ 7,922    $ 6,647
                                         =======    =======

7.  Notes Payable

The Company has a Credit Agreement with GMAC Financial Corporation ("GMAC") expiring in March 2004. The Agreement has a borrowing capacity of up to $25.0 million, subject to borrowing base amounts related to receivables and spare parts, as defined, which collateralize borrowings. The Agreement provides for an unused facility fee of 1/4 of 1% and interest on outstanding borrowings at prime plus 1%. Prime was 9 1/2% at December 31, 2000. Further, the receivables facility allows for the issuing of Letters of Credit to a sub-limit of $4 million for an issuance fee and interest of 1/8 of 1%. The Agreement contains dividend and borrowing restrictions as well as covenants related to the Company's financial condition and operating results. At December 31, 2000 the outstanding balance under the Agreement was $11.5 million. At that date the Company did not have any additional borrowing capacity under this Agreement, other than outstanding Letters of Credit aggregating approximately $1.5 million, principally for deposits for facility leases.

8.   Long-term Obligations

Long-Term Debt

The Company's long-term obligations at December 31 are as follows (in thousands):                       2000       1999
                                                                                                   ---------  ---------
    Convertible senior subordinated debentures due 2004 --with interest at 8% payable
        semi-annually                                                                              $  40,545  $  40,545
    Note payable due 2003--with principal and interest at 9.98% payable monthly,
        collateralized by one engine                                                                   3,392      4,048
    Note payable due 2004--with principal and interest at 8.18% payable monthly,
        with a final payment of $2.2 million due June 2004, collateralized by one engine               4,176      4,757
    Spare parts loan due 2003--with principal and interest at 10% payable monthly,
        collateralized by certain MD-11 spare parts                                                    2,632      3,848
    Spare parts loan due 2003--with principal and interest at 8.5% payable monthly,
        collateralized by certain MD-11 spare parts                                                    1,063      1,492
    Capital lease obligations                                                                             91      2,996
    Other                                                                                                593        522
                                                                                                   ---------  ---------
        Total                                                                                         52,492     58,208
    Less: current maturities                                                                           3,523      6,096
                                                                                                   ---------  ---------
        Total long-term obligations, net of current maturities                                     $  48,969  $  52,112
                                                                                                   =========  =========

The estimated fair value of the 8% Convertible Senior Subordinated Debentures (the "Debentures") at December 31, 2000 approximated $16 million as determined by quoted market price. The Company believes that the carrying values of its other outstanding debt approximate fair value.

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

The Company has $1.1 million available for additional borrowings at December 31, 2000 under the 10% spare parts loan due 2003.

The following table shows annual amounts of scheduled principal maturities of debt outstanding at December 31, 2000 (in thousands):


        2001                       $   3,523
        2002                           3,025
        2003                           2,967
        2004                          42,977
        2005                              --
                                   ---------
           Total                   $  52,492
                                   =========

Operating Leases

The Company's operating fleet consists of eight MD-11 and three DC-10-30 aircraft, all of which are leased under operating leases. The MD-11 aircraft included five passenger aircraft (two of which are long-range versions), one freighter aircraft and two convertible aircraft. The DC-10-30 aircraft included one passenger aircraft, one freighter aircraft, and one convertible aircraft. The Company has also placed deposits for four DC-10-30F freighter aircraft that are scheduled to be delivered under operating leases - two for three years and two for seven years - in 2001. The Company also had one other DC-10-30 passenger aircraft it had removed from service in 2000 and returned to the lessor in February 2001.

Lease terms for MD-11 aircraft expire between 2005 and 2020 (assuming the exercise of a 12-year lease extension for two MD-11ER aircraft). Lease terms for DC-10 aircraft all expire in 2003.

In 1999, in conjunction with amending the leases for the two MD-11ER aircraft, the lessor obtained the right, in the event the Company is unable to meet certain financial requirements, that allow the lessor to cancel the lease of the aircraft with 12 months notice. At December 31, 2000 the Company was in compliance with the financial performance requirements. In addition, the Company granted warrants to each of the two MD-11 aircraft lessors to purchase up to one million shares of Common Stock (see Note 9). The fair value of the warrants at the time of issuance is being amortized as rent expense over the remaining terms of the related aircraft lease agreements.

Rental expense, primarily relating to aircraft leases, totaled approximately $71.1 million, $74.4 million, and $81.5 million for the years ended December 31, 2000, 1999 and 1998, respectively.

As of December 31, 2000, future annual minimum lease payments for operating leases that have initial or remaining lease terms in excess of one year were as follows (in thousands):

        2001                       $  72,854
        2002                          77,390
        2003                          70,753
        2004                          65,037
        2005                          52,437
        Thereafter                   288,248
                                     -------
           Total                   $ 626,719
                                     =======

9.   Capital Stock

At December 31, 2000, 12,029,000 shares of Common Stock are reserved for issuance for outstanding convertible debt (4,556,000 shares), stock option plans (4,440,000 shares), warrants (2,000,000 shares), and an employee salary exchange program (1,033,000 shares).

In 1999, pursuant to amendments to lease agreements for the Company's MD-11 aircraft, the Company granted warrants to each of two lessors to purchase up to 1,000,000 shares of Common Stock at an exercise price of $2.50 per share. The warrants were vested and fully exercisable at the date of grant. One million warrants expire in August 2004 and the other million expire in March 2005. The per share weighted-average fair value of the warrants was $0.90 on the date of grant using the Black Scholes option-pricing model with the following assumptions: expected dividend yield of 0.0%, risk free interest rate of 5.735%, expected life of 5 years and expected volatility of 78%.

At December 31, 2000 the Company's outstanding Debentures are convertible into an aggregate of 4,556,000 shares of Common Stock at $8.90 per share, subject to adjustment in certain events.

In February 2000, the Company implemented an 18-month salary exchange program for most of its employees pursuant to which 5,000,000 shares of Common Stock were initially reserved for issuance. Under the program, participating employees will exchange up to 10% of wages for Common Stock on the basis of one share of stock for each $1.19375 of wages exchanged. The exchange rate was determined from average stock prices coinciding to when the Board of Directors approved the program. It is expected the program will produce total cash savings of approximately $5.4 million during the 18-month program and result in the issuance of up to 4.5 million shares of Common Stock. Approximately 3,733,000 shares were issued as restricted shares at the beginning of the program. The recipients are able to vote the shares received but are not able to sell the shares until the end of the program. Expense associated with the value of the shares is being recognized over the 18-month period. If an employee leaves the Company during the program, a pro-rata portion of the shares are returned to the Company.

Stock Option Plans

Under a 1995 Stock Option Plan, as amended (the "1995 Plan"), members of the Company's Board of Directors, employees, and consultants to the Company or its affiliates are eligible to receive stock options. The Company has reserved 3,290,000 shares of Common Stock for issuance under the 1995 Plan. Options expire at the earlier of the stated expiration, which shall not exceed ten years from the date of grant, or one year after the termination of a grantee's employment with the Company. Options are granted with an exercise price that shall not be less than 85% of the fair market value of the Common Stock on the date of grant. Outstanding options become vested and fully exercisable at various times through October 2008.

Under a Non-Employee Directors' Stock Option Plan (the "Directors' Plan"), non-affiliate directors are offered options to purchase 10,000 shares of Common Stock upon election or appointment to the Board of Directors of the Company. The Company has reserved 250,000 shares of Common Stock for issuance under the Directors' Plan. On the third anniversary of an initial award, the director will be given an option for 5,000 additional shares. Options granted under the Directors' Plan vest in 36 equal monthly installments following the award, as long as the individual remains a director of the Company. The exercise price for options granted is the average closing price of the Common Stock during the 30 trading days immediately preceding the date of grant.

Under a 1999 Chief Executive Stock Option Plan (the "CEO Plan"), the Chief Executive Officer (the "CEO") of the Company was granted an option to purchase 900,000 shares of Common Stock at $1.00 per share in conjunction with the CEO's acceptance of an offer of employment in 1999. The option was granted at fair market value and will expire April 1, 2007. Options become exercisable in increments of 300,000 on December 31, 2000, May 1, 2001, and December 31, 2001.

The per share weighted-average fair value of stock options granted during 2000, 1999 and 1998 was $0.72, $1.15 and $2.13, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

                                      2000      1999           1998
                                      ----      ----           ----
        Expected dividend yield        0%        0%             0%
        Risk-free interest rate       6.6%   6.6% - 6.7%    4.8% - 4.9%
        Expected life (in years)       6.5      7 - 8          6 - 8
        Expected volatility           102%      61%             78%

The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost is recognized for stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under FAS No. 123, the Company's earnings (loss) would have been the pro forma amounts below (in thousands, except per share amounts):

                                                                 2000             1999            1998
                                                                 ----             ----            ----
    Net earnings (loss)                     As reported     $  19,585        $  (7,623)      $ (11,032)
                                            Pro forma          18,476           (8,636)        (12,084)

    Basic and diluted earnings              As reported     $    2.03        $   (1.14)      $   (1.54)
        (loss) per common share             Pro forma            1.91            (1.29)          (1.69)

Stock option activity during the last three years is as follows (in thousands, except per share amounts):

                                           Number of         Weighted
                                            Options           Average
                                          Outstanding     Exercise Prices

    Balance at December 31, 1997              1,470          $    9.20
        Granted                                 255               2.75
        Forfeited                             (302)              11.00
                                            -------
    Balance at December 31, 1998              1,423               7.66
        Granted                               2,170               1.18
        Exercised                              (10)               1.00
        Forfeited                             (464)               6.69
                                            -------
    Balance at December 31, 1999              3,119               3.30
        Granted                               1,491               0.85
        Forfeited                             (696)               6.54
                                            -------
    Balance at December 31, 2000              3,914               1.78
                                            =======

At December 31, 2000, the range of exercise prices and weighted-average remaining life of outstanding options was $0.69--$12.50 and 6.5 years, respectively. The following table summarizes stock options outstanding and exercisable at December 31, 2000 (in thousands, except per share amounts):

                                                        Outstanding                                       Exercisable
                                 --------------------------------------------------------      -------------------------------
                                                         Weighted
                                                          Average             Weighted                            Weighted
     Range of                      Number             Remaining Life           Average           Number            Average
  Exercise Price                 of Options                Years           Exercise Price      of Options      Excercise Price
  --------------                 ----------           --------------       --------------      ----------      ---------------
 $  0.00 -  1.25                      2,699                     6.9               $  0.91             647              $  1.02
    1.26 -  2.50                        780                     6.4                  1.51             320                 1.51
    5.00 -  6.25                         40                     5.3                  5.55              35                 5.59
    6.26 -  7.50                        298                     4.9                  7.07             148                 7.01
    7.51 -  8.75                         20                     3.9                  8.63              20                 8.63
    8.76 - 10.00                          5                     2.4                 10.00               5                10.00
   10.01 - 11.25                         61                     2.0                 10.96              41                10.94
   11.26 - 12.50                         11                     2.5                 12.06              11                12.06
                                      -----                                                         -----
                                      3,914                                                         1,227
                                      =====                                                         =====

At December 31, 2000, 1999 and 1998, the number of options exercisable was 1,227,000, 1,028,000, and 444,000, respectively, and the weighted-average exercise price of the options was $2.59, $1.89, and $8.01, respectively.

10.   Employee Benefit Plans

The World Airways' Crewmembers Target Benefit Plan is a defined contribution plan covering cockpit crewmembers with contributions based upon wages, as defined. It is a tax-qualified retirement plan under Section 401(a) of the Internal Revenue Code of 1986, as amended (the "Code"). Pension expense for the Target Benefit plan totaled $1.4 million, $1.5 million, and $1.7 million for the years ended December 31, 2000, 1999 and 1998, respectively.

The Company also sponsors a Crewmembers Deferred Income Plan. It is a tax-qualified retirement plan under Section 401(k) of the Code. Under the plan, crewmembers may elect to invest salary deferrals of up to $10,500 or 15% of their salary in selected investment funds. The Company does not make any contributions to the plan.

The Company's flight attendants participate in a pension plan maintained by the International Brotherhood of Teamsters ("Teamsters"). Pension contributions made to the Teamsters on behalf of the flight attendants totaled $0.5 million, $0.5 million, and $0.3 million for the years ended December 31, 2000, 1999 and 1998, respectively.

In 1998 an Employee Savings and Stock Ownership Plan (the "ESSOP") the Company implemented in 1996 was amended and changed to The Employee 401(k) Savings Plan (the "401(k) Plan") and a stock purchase feature of the former plan was eliminated. The 401(k) Plan continues to hold shares of World Airways Common Stock that were allocated to the participants' accounts prior to termination of the stock purchase feature.

Under the 401(k) Plan, employees may elect to invest salary deferrals of up to $10,500 or 15% of their salary in selected investment funds. The Company contributes matching funds to the 401(k) Plan equal to 33% of participants' voluntary deferrals up to 10%. The Company expensed approximately $0.2 million annually for its contributions to the 401(k) Plan during 2000, 1999 and 1998.

The Company has adopted a profit sharing bonus plan (the "Profit Sharing Plan") for its cockpit crewmembers and flight attendants pursuant to agreements with the unions representing the two groups. It is not a tax-qualified plan under the Code. Distributions under the Profit Sharing Plan are equal to 20% of earnings, as defined, subject to an annual limitation of 10% of the total annual aggregate compensation of World Airways employees participating in the Profit Sharing Plan in that year. No distributions were made for 1998 through 2000.

World Airways' cockpit crewmembers and eligible dependents are covered under a post-retirement health care benefits plan to age 65. The Company accrues for the cost of health benefits in accordance with FAS No. 106 but funds the benefit costs on a pay-as-you-go (cash) basis.

A summary of the net periodic post-retirement benefit costs is as follows (in thousands):

                                                                                Year Ended December 31,
                                                                                -----------------------
                                                                          2000          1999            1998
                                                                       -------        ------         -------
    Service cost                                                       $   148        $  162         $   144
    Interest cost on accumulated post-retirement
       benefit obligation                                                  141           105              98
    Net amortized (gain) loss                                               61           (54)            (64)
                                                                       -------        ------         -------
    Net periodic post-retirement benefit cost                          $   350        $  213         $   178
                                                                       =======        ======         =======

The reconciliation of the accumulated post-retirement benefit obligation was as follows (in thousands):

                                                                                        2000            1999
                                                                                        ----            ----
    Accumulated post-retirement benefit obligation, beginning of year              $   1,889       $   1,758
       Service cost                                                                      148             162
       Interest cost                                                                     141             105
       Benefits paid                                                                    (132)           (150)
       Actuarial loss                                                                    404              14
                                                                                   ---------       ---------
    Accumulated post-retirement benefit obligation, end of year                    $   2,450       $   1,889
                                                                                   =========       =========

The reconciliation of the accrued post-retirement benefits of year end was as follows (in thousands):

                                                                                        2000            1999
                                                                                        ----            ----
    Unfunded status                                                                $   2,450       $   1,889
    Unrecognized net gain                                                                542           1,018
                                                                                   ---------       ---------
    Accrued post-retirement benefits                                               $   2,992       $   2,907
                                                                                   =========       =========

The assumed discount rate used to measure the accumulated post-retirement benefit obligation for 2000 and 1999 was 7.25% and 7.75%, respectively. The medical cost trend rate in 2001 was 10% trending down to an ultimate rate in 2028 of 5.0%. A one percentage point increase in the assumed health care cost trend rates for each future year would have increased the aggregate of the service and interest cost components of 2000 net periodic post-retirement benefit cost by $30,000 and would have increased the accumulated post-retirement benefit obligation as of December 31, 2000 by $186,000. A one percentage point decrease in the assumed health care cost trend rates for each future year would have decreased the aggregate of the service and interest cost components of 2000 net periodic post-retirement benefit cost by $25,000 and would have decreased the accumulated post-retirement benefit obligation as of December 31, 2000 by $167,000.

In order to ensure the performance of certain key functions, in December 1998 the Company adopted a plan which provides for the payment of retention incentives to encourage certain members of management to remain in the employment of the Company through the year 2000. The obligation for retention payments at December 31, 2000 was approximately $1.7 million. The plan also provides for the payment of certain severance benefits in the event there is a change in control of the Company, as defined, and employment of a participant in the plan is terminated within 24 months of the occurrence of a change in control.

11.   Federal and State Income Taxes

Income tax expense in 1998 consisted of $127,000 for state income taxes. There was no deferred tax expense or benefit for the years ended December 31, 2000, 1999, and 1998.

Income tax expense attributable to earnings (loss) from continuing operations before extraordinary item and accounting change differed from the statutory income tax rate as a result of the following (in thousands):

                                                                      Years    ended    December 31,
                                                                 ----------------------------------------
                                                                 2000              1999              1998
                                                                 ----              ----              ----
Expected Federal income tax (benefit)
    at the statutory rate                                  $   (1,074)       $   (4,779)       $   (3,861)
Generation of the net operating
    loss carryforward                                             108             3,791             2,828
State income tax expense, net of Federal benefit                   --                --                83
Other:
    Meals and entertainment                                       790               773               850
    Other                                                         176               215               227
                                                           ----------        ----------        ----------
Income tax expense                                         $       --        $       --        $      127
                                                           ==========        ==========        ==========

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31 are as follows (in thousands):

                                                                                   2000              1999
                                                                                   ----              ----
Deferred tax assets:
    Net operating loss carryforwards                                            $21,176          $ 24,951
    Recognition of sales/leaseback gains                                          1,173             1,048
    Accrued maintenance in excess of reserves paid, primarily
        due to accrual for financial statement purposes                             518             7,963
    Accrued post-retirement benefit obligation, due to accrual
        or financial statement purposes                                           1,047               988
    Compensated absences, primarily due to accrual for
        financial statement purposes                                                701             1,220
    Accrued rent                                                                  4,303             3,880
    Alternative minimum tax credit carryforward                                   2,790             2,790
    Other                                                                           239               182
                                                                                -------          --------
    Gross deferred tax assets                                                    31,947            43,022
        Less:   valuation allowance                                              19,973            30,419
                                                                               --------          --------
    Net deferred tax assets                                                      11,974            12,603
    Deferred tax liabilities:
        Property and equipment                                                   11,974            12,603
                                                                                -------          --------
    Net deferred income taxes                                                   $    --          $     --
                                                                                =======          ========

The net changes in the total valuation allowance for the years ended December 31, 2000 and 1999 were due to the generation or expiration of net operating loss ("NOL") carryforwards, tax credit carryforwards and the realization of other deferred tax assets. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income (including reversals of deferred tax liabilities) during the periods in which those temporary differences will become deductible. Management believes it is not likely that all of the deferred tax assets will be realized.

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

The Company experienced an ownership change on July 17, 2000 primarily due to vesting of restricted shares that were issued in February 2000 under the Company's Employee Salary Exchange Program and the liquidation of WorldCorp, Inc. in July 2000.

As of December 31, 2000, the Company had NOL carryforwards for federal income tax purposes of $60.5 million. Substantially all of this amount, approximately $60.4 million, is subject to a $343,000 annual limitation resulting from the 2000 Ownership Change. The Company's NOL's expire as follows (in millions):

    2004                  $   4.0
    2007                     19.8
    2008                      5.3
    2009                     17.3
    2011                      2.2
    2018                      7.1
    2019                      4.5
    2020                      0.3
                          -------
                          $  60.5
                          =======

The application of the Code in this area is subject to interpretation by the Internal Revenue Service. The NOLs are subject to examination by the IRS and, thus, are subject to adjustment or disallowance resulting from any such IRS examination. The 382 limitation may be increased if certain built-in-gain items, as defined under Section 382, are realized on or before July 17, 2005.


12.   Major Customers

The Company operates in one business segment, the air transportation industry. Information concerning customers for years in which their revenues comprised 10% or more of the Company's operating revenues is presented in the following table (in thousands):

                                                            Years ended December 31,
                                                            ------------------------
                                                        2000          1999         1998
                                                    -----------   -----------   -----------
    U.S. Air Force Air Mobility Command              $ 113,323     $ 134,601     $ 110,912
    Renaissance Tours                                   36,862        11,181            --
    Malaysia Airlines (see Note 4)                          --        23,824        50,319
    P.T. Garuda Indonesia                               22,248            --        31,790
    Philippine Airlines                                     --            --         7,264

U.S. Air Force. The Company has provided air transportation services,
--------------
principally on an international basis, to the USAF since 1956. In exchange for requiring pledges of aircraft to the Civil Reserve Aircraft Fleet ( "CRAF ") for use in times of national emergency, the U.S. Air Force grants awards to CRAF participants for peacetime transportation of personnel and cargo. The overall downsizing of the U.S. military places a premium on the mobility of the U.S. armed forces.


The USAF awards points to air carriers acting alone or through teaming arrangements in proportion to the number and type of aircraft made available to CRAF. The Company utilizes teaming arrangements to maximize the value of potential awards. Until 1999, the Company led a contractor teaming arrangement that enjoyed a large market share of the USAF's overall commercial airlift requirement. The Company's portion of the fixed USAF award was $86 million for the government's 1998-99 fiscal year. Although the Company's teaming agreement for fiscal year 2000 (October 1999 to September 2000) resulted in a substantially reduced share of the AMC fixed commercial airlift requirement (originally $27 million) the Company's AMC revenue for fiscal year 2000 totaled $113.3 million. The increase primarily resulted from expansion flying ($49.8 million) as well as being requested by the AMC to replace another carrier that had previously been awarded the contract for flying for two three-month periods. For fiscal year 2001, beginning October 1, 2000, the Company's teaming arrangement resulted in an award of approximately $127 million of the fixed-buy contract. The Company believes it will continue to be in a position to obtain an increased share of expansion flying which is customarily awarded by the AMC over and above the fixed contract flying. The Company cannot determine how future military spending budgets, national security considerations for a continued strong and balanced CRAF and the teaming arrangements will combine to affect future business with the USAF.

Garuda. The Company has flown for Garuda periodically since 1973. The Company
------
operated six aircraft for Garuda during the 1998 pilgrimage. The Company did not operate any aircraft for Garuda for the 1999 Hadj; however, the Company operated four aircraft for Garuda for the 2000 Hadj and will operate three aircraft for the 2001 Hadj.


Sonair. In November 2000, the Company began operating regular private charter
------
air service for Sonair Serviceo Aereo ("Sonair") between Houston, Texas and Luanda, Angola. The new service supports Angola's emerging petroleum industry. Sonair is a subsidiary of Angola's National Oil Company, SONANGOL. The initial term of the agreement is for 14 months and includes options for Sonair to renew the agreement for up to two additional years.

Renaissance Cruises. The Company flew one aircraft for Renaissance Cruises
-------------------
("Renaissance") from August 1999, providing exclusive air service to Europe from New York, until the agreement was mutually terminated in late 2000.

The classification between domestic and export revenues is based on entity definitions prescribed in the economic regulations of the Department of Transportation. Information concerning the Company's export revenues is presented in the following table (in thousands):

                                                              Years Ended December 31,
                                                              ------------------------
                                                          2000          1999           1998
                                                      -----------    -----------   -----------
Operating Revenues:
    Domestic                                          $   218,887    $   201,779   $   142,948
    Export- Malaysia                                           --         33,749        50,319
          - Philippines                                        --             --         7,264
          - Indonesia                                      22,248             --        31,790
          - Belgium                                            --             --         3,597
          - United Kingdom                                     --          1,659        24,032
          - Other                                          22,898         26,811        11,199
                                                      -----------    -----------   -----------
        Total                                         $   264,033    $   263,998   $   271,149
                                                      ===========    ===========   ===========

13. Related Party Transactions

In 2000, the Company announced that it is relocating its corporate headquarters to Peachtree City, near Atlanta, Georgia. The move is expected to be completed in the second quarter of 2001. Hollis L. Harris, World Airways' Chairman and CEO, is a principal in the company that will own the building, for which the Company signed a lease for a 15-year term beginning May 1, 2001. Obligations for rent under the new lease aggregating $16.4 million are included with future annual minimum lease payments for operating leases in Note 8.


At December 31, 2000, Naluri owned approximately 11.8% of the outstanding Common Stock of World Airways and approximately 29% of the outstanding Common Stock of Malaysian Airlines. In February 2001 Naluri sold the Malaysian Airlines stock to the Government of Malaysia. See Notes 4 and 12 for further information about the Company's transactions with Naluri and Malaysian Airlines.


14. Commitments and Contingencies


The Company's flight attendants, approximately 39% of the Company's employees, who are represented by the International Brotherhood of Teamsters, are subject to a four-year collective bargaining agreement that became amendable June 30, 2000.


In 1994, the Company's flight attendants argued that the "scope clause" of the collective bargaining agreement has been violated by the Company's use of foreign flight attendant crews on the Company's flights for Garuda which has historically been the Company's operating procedure. In contracts with certain customers, the Company is obligated to permit its customers to deploy their own flight attendants. While the arbitrator in this matter denied in 1997 the Union's request for back pay to affected flight attendants for flying relating to the 1994 Hadj, the arbitrator concluded that the Company's contract with its flight attendants requires the Company to first actively seek profitable business opportunities that require using the Company's flight attendants, before the Company may accept wet lease business opportunities that use the flight attendants of the Company's customers. Since 1997, the flight attendants have filed "scope clause" grievances with respect to other wet-lease contracts and in January 2000 they filed another "scope clause" grievance with respect to the 2000 Garuda Hadj agreement. An adverse decision on one or more of the grievances could have a material adverse impact on the financial condition or results of operations of World Airways.

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

In 1993, the Company returned certain DC10-30 aircraft to the lessor. As a result of this early lease termination, the Company is responsible, until 2004 for one aircraft and 2005 for the second aircraft, for one-third of any deficit in rent incurred in future leases of the aircraft, up to $100,000 monthly per plane, with an overall combined cap. The Company's remaining contingent liability related to this matter approximates $866,000.

15.  Valuation and Qualifying Accounts (in thousands)

                                               Allowances
                                              for Doubtful      Deferred
                                                Accounts       Tax Assets
                                              ------------    ------------
    Balance at December 31, 1997               $     973       $  38,256
        Additions charged to expense               1,129              --
        Amounts charged to allowance                (542)         (2,894)
                                              ----------       ---------
    Balance at December 31, 1998                   1,560          35,362
        Additions charged to expense                 450              --
        Amounts charged to allowance                (162)         (4,943)
                                              ----------       ---------
    Balance at December 31, 1999                   1,848          30,419
        Additions charged to expense                  --              --
        Amounts charged to allowance              (1,517)        (10,796)
                                              ----------       ---------
    Balance at December 31, 2000               $     331       $  19,623
                                              ==========       =========

16. Unaudited Quarterly Results

The results of the Company's quarterly operations (unaudited) for 2000 and 1999 are as follows (in thousands except share data).

                                                                                 Quarter Ended
                                                              -------------------------------------------------
                                                                 Mar 31       Jun 30      Sep 30       Dec 31
                                                              ----------    ---------   ---------    ----------
2000
Operating revenues                                             $  62,006    $  62,818   $  67,529    $  71,680
Operating income (loss)                                           (3,332)       2,381       1,073          975
Earnings (loss) before cumulative effect of
    accounting change                                             (4,332)       1,267          43         (237)
    Cumulative effect of accounting change                        22,224           --          --          520
    Net earnings (loss)                                           17,992        1,267          43          283


Basic and diluted earnings (loss) per common share:
    Before cumulative effect of accounting change                  (0.54)        0.12          --        (0.02)
    Cumulative effect of accounting change                          2.82           --          --         0.05
                                                              ----------    ---------   ---------    ---------
    Net earnings (loss)                                             2.28         0.12          --         0.03
                                                              ----------    ---------   ---------    ---------

1999
Operating revenues                                             $  65,326    $  67,492   $  67,517    $  63,663
Operating income (loss)                                           (2,189)      (1,724)     (1,904)      (4,432)
Earnings (loss) before extraordinary item                         (2,706)      (3,093)     (3,125)      (4,729)
Extraordinary item                                                    --        4,176          --        1,854
Net earnings (loss)                                               (2,706)       1,083      (3,125)      (2,875)

Basic and diluted earnings (loss) per common share:
    Before extraordinary item                                      (0.39)       (0.44)      (0.47)       (0.74)
    Extraordinary item                                                --         0.59          --         0.29
                                                              ----------    ---------   ---------    ---------
Net earnings (loss)                                                (0.39)        0.15       (0.47)       (0.45)
                                                              ==========    =========   =========    =========

Pro forma amounts assuming new method of accounting is
    applied retroactively
        Earnings (loss) before extraordinary item              $      11    $  (1,938)  $  (2,744)   $  (3,139)
        Net earnings (loss)                                           11        2,238      (2,744)      (1,285)
    Basic and diluted earnings (loss) per share:
        Before extraordinary item                                     --        (0.27)      (0.42)       (0.49)
        Net earnings (loss)                                           --         0.32       (0.42)       (0.20)


The sum of the four quarterly earnings (loss) per share amounts may not agree with the earnings (loss) per share amounts for the full year due to the fact that the full year calculation uses a 12-month weighted average number of shares.

The quarterly data presented above for the first and second quarters of 2000 differ from amounts previously reported to reflect the effect of the change in accounting principle and an increase in maintenance expense of $400,000 in the first quarter.

The fourth quarter of 2000 reflects a $520,000 reversal of income taxes related to the cumulative effect of the change in accounting principle. The Company also recorded a credit of $3.0 million for engine parts that were recovered in the fourth quarter of 2000. These parts are included in equipment and property at December 31, 2000.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
World Airways, Inc.:

We have audited the accompanying balance sheets of World Airways, Inc. ("World Airways") as of December 31, 2000 and 1999, and the related statements of operations, changes in stockholders' deficiency and cash flows for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of World Airways' management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of World Airways as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the financial statements, effective January 1, 2000, the Company changed its method of accounting for certain aircraft maintenance costs.


KPMG LLP
McLean, Virginia
March 21, 2001

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Directors

The Company incorporates herein by reference the information concerning directors contained in its Notice of Annual Stockholder's Meeting and Proxy Statement to be filed within 120 days after the end of the Company's fiscal year (the "2001 Proxy Statement").

Executive Officers

The following table sets forth the names and ages of all executive officers of the Company and all positions and offices within the Company presently held by such executive officers:

Hollis L. Harris          69    Chairman of the Board and Chief Executive
                                Officer
Andrew G. Morgan, Jr.     44    President and Chief Operating Officer
Gilberto M. Duarte, Jr.   56    Chief Financial Officer
Randy J. Martinez         45    Chief Information Officer
Cathy Sigalas             48    General Counsel and Secretary

Hollis L. Harris currently serves as Chairman and Chief Executive Officer of the Company having been appointed Chairman, President, and CEO on May 1, 1999. Prior to joining World Airways, Mr. Harris was Chairman, President, and CEO of HLH Corporation from November 1998. From August 1996 to May 1998, he was Chairman and CEO of CalJet Airline. From 1992 to 1996, Mr. Harris served as Chairman, President, and CEO of Air Canada. From September 1990 to October 1991, Mr. Harris served as Chairman, President, and CEO of Continental Airlines and President and CEO of Continental Holdings, Inc. Prior to joining Continental Airlines Mr. Harris worked with Delta Air Lines for 36 years, last serving as President and Chief Operating Officer for several years and as a member of the Board of Directors.

Andrew G. Morgan, Jr. joined the Company as President and Chief Operating Officer effective June 1, 1999. From February 1998 until he joined World Airways, Mr. Morgan served as regional director and general manager of properties for Delta Air Lines. From 1993 until 1998, Mr. Morgan worked for AirTran Airlines and its predecessor, ValuJet, serving as Vice President for Engineering and Quality Assurance and Vice President for Contracts. From 1980 until 1993, Mr. Morgan worked at Delta Air Lines in a number of managerial positions and he served in the engineering department of Southern Airways from 1975 through 1979.

Gilberto M. Duarte, Jr. serves as Chief Financial Officer. He joined the company in August 1998 as Vice President and Controller and was named Chief Financial Officer, effective December 1998. Mr. Duarte's career spans 30 years in the airline industry having held positions with Eastern Airlines as Division Controller and Vice President of Airport Operations. From 1992 - 1995, he served as Executive Vice President of Universal Aviation Services. From 1995 - 1997, he served as Executive Vice President of BWIA International, based in Trinidad & Tobago. Prior to joining World Airways, Gil served as President for Inktel Marketing from 1997 - 1998.

Randy J. Martinez became the Chief Information Officer of World Airways on August 9, 1999. He joined the airline in October 1998 as the Director of Crew Resources and was later appointed to be the Special Assistant to the Chairman in May 1999. Mr. Martinez came to World after a distinguished 21 year career with the United States Air Force (Colonel retired and Command Pilot). Prior to his leaving the military, he was the Principal Advisor to the Chief of Staff of the North Atlantic Treaty Organization's (NATO) senior-most Strategic Planning Staff. Mr. Martinez also served as the Senior Aide-de-Camp to the Chairman of the Joint Chiefs of Staff at the Pentagon, Commander of the 457th Airlift Squadron at Andrews Air Force Base (AFB) in Maryland and Chief of the Wing Standardization & Evaluation Division in DESERT STORM for C-130's. He is a combat experienced pilot and decorated officer.

Cathy Sigalas has served as General Counsel and Corporate Secretary since her appointment in September 1999. She joined the Company in August 1995 as Assistant General Counsel, after having served as Assistant General Counsel for WorldCorp for one year, and from 1991 through 1993 in various managerial and sales positions with US Order. Prior to joining US Order, Ms. Sigalas worked for the law firm of Jackson & Campbell, PC in Washington, DC, the Vice Chairman of the Fairfax County Board of Supervisors and the Legislative Affairs Office at NASA Headquarters. She obtained her J.D. from George Mason University School of Law in 1984.

Beneficial Ownership Reporting

The Company incorporates herein by reference the information required by Item 405 of Regulation S-K contained in its 2001 Proxy Statement.

Item 11.  Executive Compensation

The Company incorporates herein by reference the information concerning executive compensation contained in the 2001 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The Company incorporates herein by reference the information concerning security ownership of certain beneficial owners and management contained in the 2001 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions

The Company incorporates herein by reference the information concerning certain relationships and related transactions contained in the 2001 Proxy Statement.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are filed as part of this report:

(1) Financial Statements

    The following financial statements of World Airways, Inc. are filed herewith:

    -   Balance Sheets, December 31, 2000 and 1999
    -   Statements of Operations, Years Ended December 31, 2000, 1999 and 1998
    - Statements of Changes in Stockholders' Deficiency, Years Ended December 31, 2000, 1999 and 1998
    -   Statements  of Cash Flows, Years Ended December 31, 2000, 1999 and 1998
    -   Notes to Financial Statements
    -   Independent Auditors' Report

(2) Financial Statement Schedules

NOTE: All schedules are omitted because the requisite information is either presented in the financial statements or notes thereto or is not present in amounts sufficient to require submission of the schedules.

(3) Index to Exhibits

   No.                    Description                                      Page
   ---                    -----------                                      ----

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

  10.1 Restated and Amended Accounts Receivable Management and Security Agreement dated as of March 23, 1998 between the Company and BNY
          Financial Corporation                                              *

  10.2    Amendment (No. 1) dated as of August 1, 1998 to Restated and
          Amended Accounts Receivable Management and Security Agreement
          between the Company and BNY Financial Corporation                  *

  10.3    Amendment (No. 2) dated as of March 1, 1999 to Restated and
          Amended Accounts Receivable Management and Security Agreement
          between the Company and BNY Financial Corporation                  *

  10.4 Amendment (No. 3) dated as of September 3, 1999 to Restated and Amended Accounts Receivable Management and Security Agreement
          between the Company and BNY Financial Corporation                  *

  10.5    Second Amended and Restated Employment Agreement dated June 1,
          2000 between Hollis L. Harris and the Company (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed November 13,
          2000)                                                              *

  10.6 Employment Agreement dated June 1, 1999 between Andrew Gilbert Morgan, Jr. and the Company (Exhibit 10.20 to the Company's
          Quarterly Report on Form 10-Q filed November 13, 2000)             *

  10.7    Amended and Restated Employment Agreement dated January 22,
          1999 between Gilberto M. Duarte, Jr. and the Company (Exhibit
          10.16 to the Company's Quarterly Report on Form 10-Q filed May
          10, 1999)                                                          *

  10.8    Employment Agreement dated September 1, 1999 between Randy J.
          Martinez and the Company                                           *

  10.9    Employment Agreement dated September 1, 1999 between Cathy
          Sigalas and the Company                                            *

  18 Letter from KPMG LLP regarding change in accounting principle (Exhibit 18 to the Company's Quarterly Report on Form 10-Q filed
          November 13, 2000)                                                 *

  23.1    Consent of Independent Auditors

---------------
*    Incorporated by reference pursuant to Rule 12b-32.

(b)  Reports on Form 8-K
     None

Status of Prior Documents

World Airways' Annual Report on Form 10-K for the year ended December 31, 2000, at the time of filing with the Securities and Exchange Commission, shall modify and supersede all prior documents filed pursuant to Sections 13, 14, and 15(d) of the Securities Exchange Act of 1934 for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933, as amended, which incorporates by reference such Annual Report on Form 10-K.

                           * * * * * * * * * * * * *

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             World Airways, Inc.

                                             /s/ Gilberto M. Duarte, Jr.
                                             -------------------------------
                                             By: Gilberto M. Duarte, Jr.
                                                 Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                      Title                           Date
---------                      -----                           ----

/s/ Hollis L. Harris           Chairman and Chief Executive    February 28, 2001
---------------------------     Officer
Hollis L. Harris

/s/ Andrew G. Morgan, Jr.      President and Chief Operating   February 28, 2001
---------------------------     Officer
Andrew G. Morgan, Jr.

/s/ Gilberto M. Duarte, Jr.    Chief Financial Officer         February 28, 2001
---------------------------
Gilberto M. Duarte, Jr.

/s/ Daniel J. Altobello        Director                        February 28, 2001
---------------------------
Daniel J. Altobello

/s/ A. Scott Andrews           Director                        February 28, 2001
---------------------------
A. Scott Andrews

/s/ Joel H. Cowan              Director                        February 28, 2001
---------------------------
Joel H. Cowan

/s/ Ronald R. Fogleman         Director                        February 28, 2001
---------------------------
Ronald R. Fogleman

/s/ Wan Malek Ibrahim          Director                        February 28, 2001
---------------------------
Wan Malek Ibrahim

/s/ Russell L. Ray, Jr.        Director                        February 28, 2001
---------------------------
Russell L. Ray, Jr.

/s/ Peter M. Sontag            Director                        February 28, 2001
---------------------------
Peter M. Sontag

/s/ Lim Kheng Yew              Director                        February 28, 2001
---------------------------
Lim Kheng Yew