Form 10-Q
period 2001-03-31
WORLD AIRWAYS INC /DE/
filed 2001-05-14
CIK 949240

-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                        ------------------------------

                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   -----------------------------------------

For the Quarter Ended: March 31, 2001             Commission File Number 0-26582



                              WORLD AIRWAYS, INC.
            (Exact name of registrant as specified in its charter)



      DELAWARE                                                    94-1358276
      (State of incorporation)       (I.R.S. Employer Identification Number)

            HLH Building, 101 World Drive, Peachtree City, GA 30269
                   (Address of Principal Executive Offices)
                                (770) 632-8000
                        (Registrant's telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X     No
    ___       ___

The number of shares of the registrant's Common Stock outstanding on March 31, 2001 was 10,604,585


-------------------------------------------------------------------------------

                              WORLD AIRWAYS, INC.

                 MARCH 31, 2001, QUARTERLY REPORT ON FORM 10-Q

                               TABLE OF CONTENTS


                                                                      Page
                                                                      ----

PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements

          Condensed Balance Sheets, March 31, 2001 and
          December 31, 2000..........................................   3

          Condensed Statements of Operations, Three Months Ended
          March 31, 2001 and 2000....................................   5

          Condensed Statement of Changes in Stockholders' Deficiency,
          Three months ended March 31, 2001..........................   6

          Condensed Statements of Cash Flows, Three months ended
          March 31, 2001 and 2000....................................   7

          Notes to Condensed Financial Statements....................   8

  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations..................................   9

  Item 3. Quantitative and Qualitative Disclosures about
          Market Risk................................................  11

PART II - OTHER INFORMATION

  Item 4. Submission of Matters to a Vote of Securities Holders......  11


  Item 6. Exhibits and Reports on Form 8-K...........................  11

                         ITEM 1. FINANCIAL STATEMENTS
                              WORLD AIRWAYS, INC.
                           CONDENSED BALANCE SHEETS
                                    ASSETS
                                (in thousands)

                                                       (unaudited)
                                                         March 31,      December 31,
                                                           2001            2000
                                                       -----------      ------------
CURRENT ASSETS
  Cash and cash equivalents, including restricted
    cash of $354 at March 31, 2001
    and $2,828 at December 31, 2000                       $ 10,715        $ 14,386

  Short-term marketable investments                             --           1,296

  Accounts receivable, less allowance for doubtful
    accounts of $331 at March 31, 2001 and
    at December 31, 2000                                    16,889          15,758

  Prepaid expenses and other current assets                  5,256           7,922
                                                          --------        --------

    Total current assets                                    32,860          39,362
                                                          --------        --------

EQUIPMENT AND PROPERTY
  Flight and other equipment                                89,752          88,845
  Equipment under capital leases                             9,463           9,463
                                                          --------        --------
                                                            99,215          98,308
  Less: accumulated depreciation and amortization           43,556          41,974
                                                          --------        --------

    Net equipment and property                              55,659          56,334
                                                          --------        --------

ASSETS HELD FOR SALE                                         1,204           1,215

LONG-TERM OPERATING DEPOSITS                                17,074          15,848

MARKETABLE INVESTMENTS                                          --             389

OTHER ASSETS AND DEFERRED CHARGES, NET                         674             742
                                                          --------        --------

TOTAL ASSETS                                              $107,471        $113,890
                                                          ========        ========


                                                                   (Continued)

                              WORLD AIRWAYS, INC.
                           CONDENSED BALANCE SHEETS
                                  (continued)
                   LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                      (in thousands except share amounts)


                                                                               (unaudited)
                                                                                March 31,      December 31,
                                                                                  2001             2000
                                                                               -----------     ------------
CURRENT LIABILITIES
  Notes payable                                                                 $ 16,606        $ 11,532
  Current maturities of long-term obligations                                      3,283           3,523
  Accounts payable                                                                22,631          19,138
  Unearned revenue                                                                 3,150           6,278
  Accrued maintenance                                                              1,529           2,182
  Accrued salaries and wages                                                       7,996           8,250
  Accrued taxes                                                                    1,870           1,539
  Other accrued liabilities                                                          305           1,121
                                                                                --------        --------
    Total current liabilities                                                     57,370          53,563
                                                                                --------        --------

LONG-TERM OBLIGATIONS, NET OF CURRENT MATURITIES                                  48,224          48,969

OTHER LIABILITIES
  Deferred gain from sale-leaseback transactions, net of
    accumulated amortization of $10,629 at March 31,
    2001 and $10,313 at December 31, 2000                                          3,034           3,351
  Accrued post-retirement benefits                                                 2,860           2,992
  Deferred rent                                                                   12,470          12,295
                                                                                --------        --------
    Total other liabilities                                                       18,364          18,638
                                                                                --------        --------

TOTAL LIABILITIES                                                                123,958         121,170
                                                                                --------        --------

STOCKHOLDERS' DEFICIENCY
  Preferred stock, $.001 par value (5,000,000 shares authorized;
    no shares issued or outstanding)                                                   -               -
  Common stock, $.001 par value (40,000,000 shares authorized;
    12,147,141 shares issued; 10,604,585 shares outstanding at March 31,
    2001 and 10,334,480 shares outstanding at December 31, 2000)                      12              12
  Additional paid-in capital                                                      24,026          23,980
  Deferred compensation, employee salary exchange program                         (1,058)         (1,735)
  Accumulated deficit                                                            (26,531)        (16,387)
  Treasury stock, at cost (1,542,556 shares at March 31,
    2001 and 1,812,661 shares at December 31, 2000)                              (12,936)        (13,150)
                                                                                --------        --------
    Total  stockholders' deficiency                                              (16,487)         (7,280)
                                                                                --------        --------

COMMITMENTS AND CONTINGENCIES

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                  $107,471        $113,890
                                                                                ========        ========

           See accompanying Notes to Condensed Financial Statements

                              WORLD AIRWAYS, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                  Three Months Ended March 31, 2001 and 2000
                     (in thousands except per share data)
                                  (unaudited)



OPERATING REVENUES                                                                    2001                       2000
                                                                                  -------------              -------------
  Flight operations                                                               $      73,569              $      61,849
  Other                                                                                     200                        157
                                                                                  -------------              -------------
    Total operating revenues                                                             73,769                     62,006

OPERATING EXPENSES
  Flight Operations                                                                      23,208                     17,874
  Maintenance                                                                            17,292                     10,679
  Aircraft rent and insurance                                                            18,146                     17,361
  Fuel                                                                                    7,993                      5,947
  Flight operations subcontracted to other carriers                                         908                      3,347
  Commissions                                                                             3,998                      1,551
  Depreciation and amortization                                                           1,813                      1,707
  Sales, general and administrative                                                       9,050                      6,862
                                                                                  -------------              -------------
    Total operating expenses                                                             82,408                     65,328

OPERATING INCOME (LOSS)                                                                  (8,639)                    (3,322)

OTHER INCOME (EXPENSE)
  Interest expense                                                                       (1,383)                    (1,345)
  Interest income                                                                           170                        211
  Other, net                                                                               (292)                       224
                                                                                  -------------              -------------
    Total other expense                                                                  (1,505)                      (910)

EARNINGS (LOSS) BEFORE CUMULATIVE EFFECT
      OF ACCOUNTING CHANGE                                                              (10,144)                    (4,232)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                                        -                     22,224
                                                                                  -------------              -------------

NET EARNINGS (LOSS)                                                               $     (10,144)             $      17,992
                                                                                  =============              =============

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE
  Before cumulative effect of accounting change                                   $       (0.97)             $       (0.54)
  Cumulative effect of accounting change                                                      -                       2.82
                                                                                  -------------              -------------
  Net earnings (loss)                                                             $       (0.97)             $        2.28
                                                                                  =============              =============

WEIGHTED AVERAGE SHARES OUTSTANDING                                                      10,474                      7,891

           See accompanying Notes to Condensed Financial Statements

                              WORLD AIRWAYS, INC.
                        CONDENSED STATEMENTS OF CHANGES
                          IN STOCKHOLDERS' DEFICIENCY
                       Three Months Ended March 31, 2001
                      (in thousands except share amounts)
                                  (unaudited)

                                           Additional                                                          Total
                                Common       Paid-in        Deferred      Accumulated       Treasury       Stockholders'
                                Stock        Capital      Compensation      Deficit      Stock, at Cost      Deficiency
                                ------     ----------     ------------    -----------    --------------    -------------
Balance at December 31, 2000    $  12      $   23,980     $   (1,735)    $  (16,387)      $   (13,150)     $    (7,280)

Amortization of deferred
 compensation and accrual
 of changes in Employee
 Salary Exchange Program            -               -            677              -               214              891

Amortization of warrants            -              46              -              -                 -               46

Net earnings (loss)                 -               -              -        (10,144)                -          (10,144)
                                -----      ----------     ----------     ----------       -----------      -----------

Balance at March 31, 2001       $  12      $   24,026     $   (1,058)    $  (26,531)      $   (12,936)     $   (16,487)
                                =====      ==========     ==========     ==========       ===========      ===========



           See accompanying Notes to Condensed Financial Statements

                              WORLD AIRWAYS, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                  Three Months Ended March 31, 2001 and 2000
                                (in thousands)
                                  (unaudited)


                                                                                         2001                      2000
                                                                                   ---------------           ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                                        $        14,386           $        11,725

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)                                                                        (10,144)                   17,992
Adjustments to reconcile net earnings (loss) to cash
  provided (used) by operating activities:
  Cumulative effect of accounting change                                                         -                   (22,224)
  Depreciation and amortization                                                              1,813                     1,707
  Deferred gain recognition                                                                   (317)                     (303)
  Other                                                                                        880                       414
  Increase (decrease) in cash resulting from changes
   in operating assets and liabilities net of
    effects of non-cash transactions:
   Accounts receivable                                                                      (1,131)                    4,111
   Deposits, prepaid expenses and other assets                                               1,440                       795
   Accounts payable, accrued expenses and other liabilities                                  2,144                    (9,528)
   Unearned revenue                                                                         (3,128)                     (685)
                                                                                   ---------------           ---------------
  Net cash provided (used) by operating activities                                          (8,443)                   (7,721)
                                                                                   ---------------           ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to equipment and property                                                         (1,275)                   (1,274)
Proceeds from disposal of equipment and property                                               273                       143
Proceeds from sales and maturities of marketable investments                                 1,685                        49
                                                                                   ---------------           ---------------
  Net cash provided (used) by investing activities                                             683                    (1,082)
                                                                                   ---------------           ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in line of credit borrowing arrangement, net                             5,074                      (711)
Repayment of debt                                                                             (985)                   (2,961)
Issuance of debt                                                                                 -                       675
Proceeds of sale/leaseback transaction                                                           -                     6,100
                                                                                   ---------------           ---------------
  Net cash provided (used) by financing activities                                           4,089                     3,103
                                                                                   ---------------           ---------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        (3,671)                   (5,700)
                                                                                   ---------------           ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $        10,715           $         6,025
                                                                                   ===============           ===============



           See accompanying Notes to Condensed Financial Statements

                              WORLD AIRWAYS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (unaudited)


1. Management believes that all adjustments necessary for a fair statement of results have been included in the Condensed Financial Statements for the interim periods presented, which are unaudited. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and the results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001.

   These interim period Condensed Financial Statements and accompanying footnotes should be read in conjunction with the Financial Statements contained in World Airways' Annual Report on Form 10-K for the year ended December 31, 2000.

2. Financial Statement Reclassifications

   Certain items in prior period financial statements included herein have been reclassified to conform to the 2001 financial statement presentation.

3. Accounting Change

   Effective January 1, 2000, the Company changed its method of accounting for certain aircraft maintenance costs from the accrual method of accounting to the direct expense method. Under the new accounting method, maintenance costs are recognized as expense as maintenance services are performed and as flight hours are flown for nonrefundable maintenance payments required by lease agreements. The Company believes that the new accounting principle is preferable because the direct expense method is the predominant method used in the airline industry and there has not been an obligating event prior to the maintenance checks actually being performed or flight hours being flown. The cumulative effect of the accounting change recorded in the first quarter of 2000 was $22.2 million.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

Part I, Item 2 of this report should be read in conjunction with Part II, Item 7 of World Airways, Inc. ("World Airways" or the "Company") Annual Report on Form 10-K for the year ended December 31, 2000. The information contained herein is not a comprehensive management overview and analysis of the financial condition and results of operations of the Company, but rather updates disclosures made in the aforementioned filing.

The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "Act"). Therefore, this report contains forward looking statements that are subject to risks and uncertainties, including, but not limited to, the reliance on key strategic alliances, fluctuations in operating results and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. These risks could cause the Company's actual results for 2001 and beyond to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company.


OVERVIEW

General

For the first three months of 2001, the Company's operating revenues were $73.8 million, the operating loss was $8.6 million, the net loss was $10.1 million and the loss per share was $0.97 for both basic and diluted earnings per share ("EPS") based on 10.5 million weighted average shares outstanding. For the first three months of 2000, the Company's operating revenues were $62.0 million, the operating loss was $3.3 million, and the loss before the cumulative effect of a change in the method of accounting was $4.2 million. The loss per share before the cumulative effect of the accounting change was $0.54 based on 7.9 million shares for both basic and diluted earning per share. Net earnings after the cumulative effect of the accounting change was $18 million and the earnings per share, both basic and diluted, after the cumulative effect of the accounting change was $2.28.

Significant Customer Relationships

During the first three months of 2001, the Company's business relied heavily on its contracts with the U. S. Air Force's ("USAF") Air Mobility Command ("AMC") and Garuda Indonesia ("Garuda"). In 2001 these customers provided approximately 51.5% and 21.8%, respectively, of the Company's revenues and 37.7% and 29.7%, respectively, of block hours flown. In the first three months of 2000 AMC and Garuda provided approximately 43.6% and 25.3%, respectively, of the Company's revenues and 57.2% and 13.1%, respectively, of block hours flown.


RESULTS OF OPERATIONS

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

Total block hours increased 992 hours, or 13.6%, to 8,313 hours in the first quarter of 2001 from 7,321 hours in 2000, with an average of 11 aircraft
available in 2001 and an average of 10 aircraft available in 2000.   Average
daily utilization (block hours flown per day per aircraft) was 8.3 hours in 2001 and 8.1 hours in 2000.

Operating Revenues.  Revenues from operations were $73.8 million in 2001 up from
------------------
$62.0 million in 2000, an increase of 19.0%. The increase was due to the increase in block hours flown principally as a result of increased flying under the current 2001 fiscal year contract with the AMC that began October 1, 2000.

Operating Expenses.  Total operating expenses increased $17.1 million, or 26.1%
------------------
in 2001 to $82.4 million from $65.3 million in 2000.

Flight operations expenses include all expenses related directly to the operation of the aircraft other than aircraft cost, fuel and maintenance. Also included are expenses related to flight dispatch and flight operations administration. Flight operations expenses increased $5.3 million, or 29.8%, in 2001. This increase resulted primarily from an increase of $4.1 million in pilot and flight attendant costs caused by increased staffing levels necessitated by the increase in full service AMC flying. Pilot costs also increased due to contractual wage increases and additional crews hired for fleet expansion. The increase in full service AMC flying also increased catering and passenger services expenses by approximately $1.2 million.

Maintenance expenses increased $6.6 million, or 61.9%, in 2001. This increase reflects the 13.6% increase in block hours flown as well as the change in accounting for certain maintenance costs from the accrual method of accounting to the direct expense method that the Company implemented effective January 1, 2000. In the first quarter of 2001 the Company expensed $2.8 million of thrust reverser and landing gear overhauls that would have been charged to accruals under the previous method of accounting. There were no comparable overhauls done in the 2000 first quarter. The Company also incurred an increase of $3.2 million in aircraft component repairs, of which approximately $2.0 million should not be incurred in future periods. This $2.0 million of costs are related to the initiation of a power-by-the-hour maintenance agreement for MD-11 aircraft components. Other factors resulting in higher maintenance costs in the first quarter of this year were the costs of adding a DC-10-30 aircraft to the fleet and the costs of returning another DC-10 aircraft tot the lessor. Maintenance costs in 2000 included approximately $1.5 million of costs related to unanticipated corrosion repairs on one aircraft and expenses related to hail and other accidental damages to another aircraft.

Aircraft rent and insurance costs increased $0.8 million, or 4.5%, in 2001.
This increase resulted primarily from increase in average aircraft operated from the first quarter last year to the first quarter this year.

Fuel expenses increased $2.0 million, or 34.4%, in 2001 primarily reflecting a 31.2% increase in the average cost of fuel per gallon and a 17.6% increase in the number of gallons of fuel consumed as a result of the increase in block hours flown.

Subcontract flying decreased $2.4 million to $0.9 million in 2001 from $3.3 million in 2000. The high costs in 2000 resulted from having to outsource a significant amount of block hour flying due to accidental damage to certain aircraft and having other aircraft come out of maintenance later than anticipated.

Commissions increased $2.4 million in 2001, or 158%, principally as a result of the increase in AMC business in 2001 and an increase in the commission rate on the AMC business.

Sales, general and administrative expenses increased $2.2 million, or 31.9%, in 2001, primarily as a result of costs associated with the relocation of the Company's headquarters from Virginia to Georgia that is expected to be completed in the second quarter of 2001.

Total other expense, net increased by $0.6 million in 2001, primarily reflecting a loss of approximately $236,000 on the write-off of lost property in 2001 and a net gain of approximately $220,000 on insurance proceeds in 2000 for which there was no comparable gain in 2001.


LIQUIDITY AND CAPITAL RESOURCES

The Company is highly leveraged. At March 31, 2001 the Company's cash and cash equivalents totaled $10.7 million and the ratio of the Company's current assets to its current liabilities ("current ratio") was 0.6:1. Also, as of March 31, 2001, the Company had outstanding long-term debt and capital leases of $48.2 million and notes payable and current maturities of long-term debt of $19.9 million. In addition, the Company has significant long-term obligations relating to operating leases for aircraft and spare engines.

Cash Flows from Operating Activities

Operating activities used $8.4 million in cash in the three months ended March 31, 2001 compared to using $7.7 million in the comparable 2000 period. The cash used in 2001 principally reflects the $10.1 million loss, net non-cash income statement charges of $2.4 million and a net decrease of $0.7 million in operating assets and liabilities. The decrease in 2000 is mainly due to the $4.2 million loss (before cumulative change in accounting) for the quarter and a net decrease of $4.8 million in operating assets and liabilities.

Cash Flows from Investing Activities

Investing activities generated $0.7 million in cash in the three months ended March 31, 2001, compared to using $1.1 million in the comparable period in 2000. In 2001 the cash was generated by the sale and maturity of marketable investments, net of purchases of rotable spare parts, while in 2000 cash was used primarily for the purchase of spare parts.

Cash Flows from Financing Activities

Financing activities generated $4.1 million in cash in the three months ended March 31, 2001 compared to generating $3.1 million in the comparable period in 2000. In 2001 cash was generated by a net increase in debt. In 2000 $6.1 million of cash generated by a sale/leaseback transaction was offset by a net decrease of $4.2 million in debt outstanding.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------  ----------------------------------------------------------

Part I, Item 3 of this report should be read in conjunction with Part II, Item 7a of World Airways, Inc. Annual Report on Form 10-K for the year ended December 31, 2000. The information contained herein is not a quantitative and qualitative discussion about market risk the Company faces, but rather updates disclosures made in the aforementioned filing.

World Airways continues to not have any material exposure to market risks.


                                    PART II

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

The 2001 Annual Meeting of Shareholders of World Airways, Inc. was held on May 1, 2001. A total of 6,396,526 shares were present or represented by proxy at the meeting. They represented approximately 65% of the Company's shares.

The individuals named below were reelected to a three-year term as Class III
Directors:

                   Name             Votes Received   Votes Withheld
          ---------------------------------------------------------
             A. Scott Andrews         5,169,692         1,226,834
          ---------------------------------------------------------
             Joel H. Cowan            6,201,769           194,757
          ---------------------------------------------------------
             Wan Malek Ibrahim        6,076,131           320,395
          ---------------------------------------------------------

Daniel J. Altobello, Ronald R. Fogleman, Hollis L. Harris, Russell L. Ray, Jr., Peter M. Sontag and Lim Kheng Yew continue as Directors of the Company.

The selection of KPMG LLP as the independent certified public accountants and auditor for the Company for the year ending December 31, 2001 was ratified, with 6,236,061 shares voting for, 50,178 shares voting against and 110,287 shares abstaining.


ITEM 6.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------  ----------------------------------------------------------------

(a)  Exhibits

No.  Description
---  -----------

     None

(b)  Reports on Form 8-K

     None

                     *     *     *     *     *     *     *

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                WORLD AIRWAYS, INC.



                                By: /s/ Gilberto M. Duarte, Jr.
                                    ------------------------------------------
                                    Principal Accounting and Financial Officer

Date: May __, 2001