Form 10-Q
period 2001-06-30
WORLD AIRWAYS INC /DE/
filed 2001-08-14
CIK 949240

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

                     --------------------------------------



       For the Quarter Ended: June 30, 2001 Commission File Number 0-26582



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

The number of shares of the registrant's Common Stock outstanding on July 31, 2001 was 10,884,802.

--------------------------------------------------------------------------------

                               WORLD AIRWAYS, INC.

                   June 30, 2001 QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS




                                                                                                Page
                                                                                                ----
PART I - FINANCIAL INFORMATION

        Item 1.   Financial Statements

                  Condensed Balance Sheets, June 30,
                   2001 (Unaudited) and December 31, 2000 ...................................    3

                  Condensed Statements of Operations (Unaudited),
                  Three Months Ended June 30, 2001 and
                   2000 .....................................................................    5

                  Condensed Statements of Operations (Unaudited),
                  Six Months Ended June 30, 2001 and 2000 ...................................    6

                  Condensed Statement of Changes in Stockholders' Deficiency (Unaudited),
                  Six months ended June 30, 2001 ............................................    7

                  Condensed Statements of Cash Flows (Unaudited),
                  Six months ended June 30, 2001 and 2000 ...................................    8

                  Notes to Condensed Financial Statements ...................................    9

        Item 2.   Management's Discussion and Analysis of Financial Condition
                  and Results of Operations .................................................   10

        Item 3.   Quantitative and Qualitative Disclosures about Market Risk ................   13


PART II - OTHER INFORMATION

        Item 4.   Submission of Matters to a Vote of Security Holders .......................   13

        Item 6.   Exhibits and Reports on Form 8-K ..........................................   13

                         ITEM 1.  FINANCIAL STATEMENTS
                              WORLD AIRWAYS, INC.
                            CONDENSED BALANCE SHEETS
                                     ASSETS
                                 (in thousands)



                                                      (unaudited)
                                                         June 30,     December 31,
                                                           2001           2000
                                                         -------        -------
CURRENT ASSETS
  Cash and cash equivalents, including restricted
    cash of $2,882 at June 30, 2001 and
    $2,828 at December 31, 2000                          $ 3,601       $ 14,386

  Short-term marketable investments                            -          1,296

  Accounts receivable, less allowance for doubtful
    accounts of $331 at June 30, 2001 and
    December 31, 2000                                     16,026         15,758

  Prepaid expenses and other current assets                8,249          7,922
                                                         -------       --------

    Total current assets                                  27,876         39,362
                                                         -------       --------

EQUIPMENT AND PROPERTY
  Flight and other equipment                              78,210         90,060
  Equipment under capital leases                           9,463          9,463
                                                         -------       --------
                                                          87,673         99,523
  Less: accumulated depreciation and amortization         41,519         41,974
                                                         -------       --------

    Net equipment and property                            46,154         57,549
                                                         -------       --------

LONG-TERM OPERATING DEPOSITS                              18,002         15,848

MARKETABLE INVESTMENTS                                         -            389

OTHER ASSETS AND DEFERRED CHARGES, NET                       723            742
                                                         -------       --------

TOTAL ASSETS                                             $92,755       $113,890
                                                         =======       ========

                                                                     (Continued)

                               WORLD AIRWAYS, INC.
                            CONDENSED BALANCE SHEETS
                                   (continued)
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                       (in thousands except share amounts)


                                                                            (unaudited)
                                                                               June 30,    December 31,
                                                                                 2001         2000
                                                                               --------    ------------
CURRENT LIABILITIES
  Notes payable                                                                $ 11,349    $ 11,532
  Current maturities of long-term obligations                                     1,943       3,523
  Accounts payable                                                               21,271      19,138
  Unearned revenue                                                                7,124       6,278
  Accrued maintenance                                                             2,224       2,182
  Accrued salaries and wages                                                      8,336       8,250
  Accrued taxes                                                                   2,072       1,539
  Other accrued liabilities                                                       1,092       1,121
                                                                               --------    --------
    Total current liabilities                                                    55,411      53,563
                                                                               --------    --------

LONG-TERM OBLIGATIONS, NET OF CURRENT MATURITIES                                 41,740      48,969

OTHER LIABILITIES
  Deferred gain from sale-leaseback transactions, net of
    accumulated amortization of $10,945 at June 30,
    2001 and $10,313 at December 31, 2000                                         5,050       3,351
  Accrued post-retirement benefits                                                2,861       2,992
  Deferred rent                                                                  12,557      12,295
                                                                               --------    --------
    Total other liabilities                                                      20,468      18,638
                                                                               --------    --------

TOTAL LIABILITIES                                                               117,619     121,170
                                                                               --------    --------

STOCKHOLDERS' DEFICIENCY
  Preferred stock, $.001 par value (5,000,000 shares authorized;
    no shares issued or outstanding)                                                  -           -
  Common stock, $.001 par value (40,000,000 shares authorized;
    12,147,141 shares issued; 10,884,802 shares outstanding at June 30,
    2001 and 10,334,480 shares outstanding at December 31, 2000)                     12          12
  Additional paid-in capital                                                     24,072      23,980
  Deferred compensation, employee salary exchange program                          (399)     (1,735)
  Accumulated deficit                                                           (35,724)    (16,387)
  Treasury stock, at cost (1,262,339 shares at June 30,
    2001 and 1,812,661  shares at December 31, 2000)                            (12,825)    (13,150)
                                                                               --------    --------
    Total  stockholders' deficiency                                             (24,864)     (7,280)
                                                                               --------    --------

COMMITMENTS AND CONTINGENCIES

TOTAL LIABILITIES AND STOCKHOLDERS= DEFICIENCY                                 $ 92,755    $113,890
                                                                               ========    ========

            See accompanying Notes to Condensed Financial Statements

                               WORLD AIRWAYS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                    Three Months Ended June 30, 2001 and 2000
                      (in thousands except per share data)
                                   (unaudited)


OPERATING REVENUES                                                                 2001                      2000
                                                                               ------------             ------------
  Flight operations                                                            $     76,357             $     62,529
  Other                                                                                 222                      289
                                                                               ------------             ------------
    Total operating revenues                                                         76,579                   62,818

OPERATING EXPENSES
  Flight operations                                                                  26,333                   21,000
  Maintenance                                                                        15,437                   10,295
  Aircraft rent and insurance                                                        18,614                   17,557
  Fuel                                                                                9,746                    6,825
  Flight operations subcontracted to other carriers                                      16                    2,182
  Commissions                                                                         3,609                      983
  Depreciation and amortization                                                       1,721                    1,658
  Sales, general and administrative                                                   8,242                    6,912
  Settlement of contract dispute                                                          -                   (6,975)
                                                                               ------------             ------------

    Total operating expenses                                                         83,718                   60,437


OPERATING INCOME (LOSS)                                                              (7,139)                   2,381

OTHER INCOME (EXPENSE)
  Interest expense                                                                  (2,160))                  (1,355)
  Interest income                                                                       117                      259
  Other, net                                                                            (11)                     (18)
                                                                               ------------             ------------

    Total other expense                                                              (2,054)                  (1,114)

NET EARNINGS (LOSS)                                                            $     (9,193)            $      1,267
                                                                               ============             ============



BASIC AND DILUTED EARNINGS (LOSS) PER SHARE                                    $      (0.85)            $       0.12
                                                                               ============             ============


WEIGHTED AVERAGE SHARES OUTSTANDING                                                  10,779                   10,179

            See accompanying Notes to Condensed Financial Statements

                              WORLD AIRWAYS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                    Six Months Ended June 30, 2001 and 2000
                      (in thousands except per share data)
                                  (unaudited)

                                                                                 2001                          2000
                                                                            --------------               --------------
OPERATING REVENUES
  Flight operations                                                         $      149,926               $      124,378
  Other                                                                                422                          446
                                                                            --------------               --------------
    Total operating revenues                                                       150,348                      124,824
                                                                            --------------               --------------

OPERATING EXPENSES
  Flight operations                                                                 49,541                       38,874
  Maintenance                                                                       32,729                       20,974
  Aircraft rent and Insurance                                                       36,760                       34,918
  Fuel                                                                              17,739                       12,772
  Flight operations subcontracted to other carriers                                    924                        5,529
  Commissions                                                                        7,607                        2,534
  Depreciation and amortization                                                      3,534                        3,365
  Sales, general and administrative                                                 17,292                       13,774
  Settlement of contract dispute                                                         -                       (6,975)
                                                                            --------------               --------------
    Total operating expenses                                                       166,126                      125,765
                                                                            --------------               --------------

OPERATING LOSS                                                                     (15,778)                        (941)

OTHER INCOME (EXPENSE)
  Interest expense                                                                  (3,543)                      (2,700)
  Interest income                                                                      287                          470
  Other, net                                                                          (303)                         206
                                                                            --------------               --------------
    Total other expense                                                             (3,559)                      (2,024)
                                                                            --------------               --------------

EARNINGS (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING
        ACCOUNTING CHANGE                                                          (19,337)                      (2,965)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                                  --                       22,224
                                                                            --------------               --------------

NET EARNINGS (LOSS)                                                         $      (19,337)              $       19,259
                                                                            ==============               ==============

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
  Earnings (loss) before cumulative effect of accounting change             $        (1.82)              $        (0.33)
  Cumulative effect of accounting change                                                --                         2.46
                                                                            --------------               --------------
    Net earnings (loss)                                                     $        (1.82)              $         2.13
                                                                            ==============               ==============


WEIGHTED AVERAGE SHARES OUTSTANDING                                                 10,629                        9,035

            See accompanying Notes to Condensed Financial Statements

                              WORLD AIRWAYS, INC.
                        CONDENSED STATEMENTS OF CHANGES
                          IN STOCKHOLDERS' DEFICIENCY
                         Six Months Ended June 30, 2001
                      (in thousands except share amounts)
                                  (unaudited)


                                        Common   Additional       Deferred    Accumulated       Treasury            Total
                                         Stock      Paid-in   Compensation       Deficit       Stock, at    Stockholders=
                                                    Capital                                         Cost       Deficiency
                                       -------   ----------   ------------    ------------    ----------    -------------

Balance at December 31, 2000           $    12     $ 23,980     $   (1,735)     $  (16,387)   $  (13,150)      $   (7,280)

Amortization of deferred
 compensation and accrual of
 changes in Employee Salary
 Exchange Program                            -            -          1,336               -           343            1,679

Common Stock Repurchases                     -            -              -               -           (18)             (18)

Amortization of warrants                     -           92              -               -                             92

Net loss                                     -            -              -         (19,337)            -          (19,337)
                                       -------     --------     ----------      ----------    ----------       ----------

Balance at June 30, 2001               $    12     $ 24,072     $     (399)     $  (35,724)   $  (12,825)      $  (24,864)
                                       =======     ========     ==========      ==========    ==========       ==========



            See accompanying Notes to Condensed Financial Statements.

                               WORLD AIRWAYS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 2001 and 2000
                                 ( in thousands)
                                   (unaudited)


                                                                                           2001                   2000
                                                                                 --------------         --------------
CASH AND CASH EQUIVALENTS AT BEGINNING                                           $       14,386         $       11,725
  OF PERIOD

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings ( loss)                                                                    (19,337)                19,259
Adjustments to reconcile net earnings (loss) to cash
  provided (used) by operating activities:
  Cumulative effect of accounting change                                                      -                (22,224)
  Depreciation and amortization                                                           3,534                  3,365
  Deferred gain recognition                                                                (633)                  (615)
  Other                                                                                   1,647                  1,281
  Increase (decrease) in cash resulting from changes
   in operating assets and liabilities net of
    effects of non-cash transactions:
   Accounts receivable                                                                    4,000                  1,610
   Deposits, prepaid expenses and other assets                                              (95)                 1,090
   Accounts payable, accrued expenses and other liabilities                               1,118                 (5,677)
   Unearned revenue                                                                         846                  6,168
                                                                                 --------------         --------------
  Net cash provided (used) by operating activities                                       (8,920)                 4,257
                                                                                 --------------         --------------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to equipment and property                                                      (2,651)                (2,070)
Proceeds from disposal of equipment and property                                            419                    173
Sales and maturities of marketable investments                                            1,685                     49
                                                                                 --------------         --------------
  Net cash provided (used) by investing activities                                         (547)                (1,848)
                                                                                 --------------         --------------

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in line of credit borrowing arrangement, net                           (183)                 3,352
Repayment of debt                                                                        (8,809)                (4,066)
Issuance of debt                                                                              -                    675
Proceeds of sale/leaseback transactions                                                   7,674                  6,100
                                                                                 --------------         --------------
  Net cash provided (used) by financing activities                                       (1,318)                 6,061
                                                                                 --------------         --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    (10,785)                 8,470
                                                                                 --------------         --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $        3,601         $       20,195
                                                                                 ==============         ==============



            See accompanying Notes to Condensed Financial Statements

                               WORLD AIRWAYS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)


1. Management believes that all adjustments necessary for a fair statement of results have been included in the Condensed Financial Statements for the interim periods presented, which are unaudited. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and the results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001.

     These interim period Condensed Financial Statements and accompanying footnotes should be read in conjunction with the Financial Statements contained in World Airways= Annual Report on Form 10-K for the year ended December 31, 2000.

2.   Financial Statement Reclassifications

     Certain items in prior period financial statements included herein have been reclassified to conform to the 2001 financial statement presentation.

3.   Capital Stock

     At June 30, 2001, World Airways had 10.9 million shares of Common Stock outstanding, including 4.7 million shares related to the Employee Salary Exchange Program, which began in February 2000.

     In June 2001, World Airways was informed by NASDAQ that the Company's common stock had not maintained a closing bid price of $1.00 for thirty consecutive trading days as required by a NASDAQ SmallCap Market rule. According to NASDAQ, World Airways needs to meet the $1.00 price requirements within 90 days (by September 18, 2001). If the closing bid price for the stock is $1.00 or more for ten consecutive trading days anytime before September 18, 2001, NASDAQ will determine if compliance with continued listing requirements has been achieved. If by September 18, 2001, the Company is unable to demonstrate compliance, and has not requested a hearing before NASDAQ on a proposed delisting, the stock will be delisted from the SmallCap Market. In such a case, the Company will seek to be listed on the over-the-counter Bulletin Board.

4.   Transactions with Malaysia Airlines

     World Airways provided service to Malaysian Airline System Berhad ("Malaysia Airlines" or "MAS") from 1981 to 1999 and also leased aircraft from MAS during that time frame. In the second quarter of 1999, the Company returned the last aircraft that it had leased from MAS and effective October 1999 ceased operating other aircraft for MAS. In May 2000, the Company received $7.0 million as a result of a comprehensive settlement with Malaysian Airlines. The settlement related to a number of aircraft lease and operating agreements, the last of which terminated in 1999.

5.   Accounting Change

     Effective January 1, 2000, the Company changed its method of accounting for certain aircraft maintenance costs from the accrual method of accounting to the direct expense method. Under the new accounting method, maintenance costs are recognized as expense as maintenance services are performed and as flight hours are flown for non-refundable maintenance payments required by lease agreements. The Company believes that the new accounting principle is preferable because the direct expense method is the predominant method used in the airline industry and there has not been an obligating event prior to the maintenance checks actually being performed or flight hours being flown. The cumulative effect of the accounting change recorded in the first quarter of 2000 was $22.2 million.

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


OVERVIEW

General

For the second quarter ended June 30, 2001, the Company's operating revenues were $76.6 million, the operating loss was $7.1 million, the net loss was $9.2 million and the loss per share was $.85 for both basic and diluted earnings per share ("EPS") computed on an average of 10.8 million shares. For the second quarter ended June 30, 2000, the Company's operating revenues were $62.8 million, operating income was $2.4 million and net income was $1.3 million. Operating expenses for 2000 included a $7 million credit related to a contract settlement received from MAS. Earnings per share, both basic and diluted, was $0.12 computed on an average of 10.2 million shares.

For the first six months of 2001, the Company's operating revenues were $150.3 million, the operating loss was $15.8 million, the net loss was $19.3 million, and the loss per share was $1.82 for both basic and diluted EPS based on 10.6 million average shares. For the first six months of 2000, the Company's operating revenues were $124.8 million, the operating loss was $0.9 million and the net loss before the cumulative effect of a change in the method of accounting was $3.0 million. The loss per share before the cumulative effect of the accounting change was $0.33 for both basic and diluted EPS based on 9.0 million average shares. Net earnings after the cumulative effect of the accounting change was $19.3 million and earnings per share, both basic and diluted, after the cumulative effect of the accounting change was $2.13.

The Company's second quarter operations reflected a lower loss than the first quarter of this year, which we had anticipated, although it was greater than originally forecast due to the higher maintenance and flight operations expenses. Based on the Company's updated business plan, contract bookings should be less than our previous forecast, due to weakness of the cargo market and a decline in projected passenger hours. Consequently, the Company is not forecasting profitability in the second half of the year, as originally projected.

The economic environment has taken a toll on airline operations throughout the world, and it has clearly had a negative impact on the Company's cash flows and plans for profitability. The Company will focus its efforts for the balance of 2001 on placing its aircraft in profitable operations, and in keeping its costs under control. Specifically, the Company plans to delay the delivery of a DC-10 freighter and the hiring of any additional pilots until this aircraft is booked, as well as to negotiate with all aircraft lessors for reductions in rent in order to provide sufficient working capital to meet existing operational needs. The Company will furlough approximately 130 flight attendants between now and year-end. This is a seasonal reduction, and present plans are to recall all or some of them in the spring of 2002.

Significant Customer Relationships

During the first six months of 2001, the Company's business relied heavily on its contracts with the U. S. Air Force's ("USAF") Air Mobility Command ("AMC") and Garuda Indonesia ("Garuda"). In 2001, these customers provided approximately 62.0% and 11.7%, respectively, of the Company's revenues and 47.5% and 17.2%, respectively, of block hours flown. In 2000, AMC and Garuda provided approximately 39.6% and 17.8%, respectively, of the Company's revenues and 27.3% and 22.0%, respectively, of block hours flown.


RESULTS OF OPERATIONS

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

Total block hours remained relatively constant at 7,621 for the second quarter of 2001 compared to 7,676 hours in the second quarter of 2000, with an average of 12.2 available aircraft in 2001 and an average of 10 aircraft in 2000. Average daily utilization (block hours flown per day per aircraft) was 6.9 hours in the second quarter of 2001 compared to 8.1 hours for the same period in 2000. Cargo ACMI and commercial full-service flying decreased by approximately the same number of block hours that AMC flying increased.

Operating Revenues.  Revenues from flight operations increased $13.8 million, or
------------------
22.1%, to $76.4 million in 2001 from $62.5 million in 2000. This increase is primarily due to an increase in the average yield, or revenue per block hour, as a result of a higher percentage of full service AMC flying in 2001 compared to 2000.

Operating Expenses.  Total operating expenses increased $23.3 million, or 38.5%
------------------
in 2001 to $83.7 million from $60.4 million in 2000. Operating expenses for the second quarter of 2000 included a $7 million credit related to a contract settlement received from MAS.

Flight operations expenses include all expenses related directly to the operation of the aircraft other than aircraft cost, fuel and maintenance. Also included are expenses related to flight dispatch and flight operations administration. Flight operations expenses increased $5.3 million, or 25.4%, in 2001. This increase resulted primarily from an increase of $6.0 million in pilot and flight attendant costs caused by increased staffing levels
necessitated by the increase in full service AMC flying.   Pilot costs also
increased due to contractual wage increases and additional crews hired for fleet expansion.

Maintenance expenses increased $5.1 million, or 49.9%, in 2001. The second quarter of 2001 included $1.4 million for an owned engine overhaul, $0.7 million for landing gear overhauls and $0.3 million for additional work required on APU overhauls. The Company also incurred increased maintenance of $0.8 million for required lease maintenance payments related to the net three additional DC-10 aircraft added to the fleet, and $0.5 million for the installation of insulation blankets related to the Airworthiness Directive (AD) issued by the Federal Aviation Administration in 2000. The remainder of the increase is primarily due to scheduled maintenance checks, the repair of an inlet with foreign object damage, seat refurbishments and higher wage expense for mechanics.

Aircraft rent and insurance costs increased $1.1 million, or 6.0%, in 2001.
This was primarily due to the increase in the number of average aircraft from 10 in the second quarter of last year to 12.2 in the second quarter of this year, offset by reductions in the lease rates for the fleet of MD-11 aircraft.

Fuel expenses increased $2.9 million, or 42.8%, in 2001 reflecting a 27.6% increase in the average cost of fuel per gallon and a 25.2% increase in the number of gallons of fuel consumed as a result of an increase in full service flying in 2001.

Subcontract flying decreased $2.2 million in the second quarter of 2001 compared to 2000. This was the result of outsourcing flights during 2000 due to aircraft being out of service for maintenance.

Commissions increased $2.6 million in 2001 principally as a result of the increase in AMC business in 2001 and an increase in the commission rate on the AMC business.

Sales, general and administrative expenses increased $1.3 million, or 19.2%, in 2001, primarily as a result of costs associated with the relocation of the Company's headquarters from Virginia to Georgia.

Total other expense, net increased by $0.9 million in second quarter of 2001 compared to the same period in 2000. This was primarily due to the prepayment penalties incurred due to early repayment of debt in connection with a sale/leaseback of two owned engines in June 2001.


Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

Total block hours increased 936 hours, or 6.2%, to 15,933 hours in the first six months of 2001 from 14,997 hours in 2000, with an average of 11.6 available
aircraft in 2001 and 10 available aircraft in 2000.   Average daily utilization
(block hours flown per day per aircraft) was 7.6 hours in 2001 and 8.1 hours in 2000. The decrease in cargo ACMI and commercial full-service flying was offset fully by the increase in block hours for AMC flying. The remainder of the increase was due to higher block hours for commercial passenger ACMI flying.

Operating Revenues.  Revenues from flight operations increased $25.5 million, or
------------------
20.5%, to $149.9 million in 2001 from $124.4 million in 2000. This increase was due primarily to higher revenue per block hour, principally as a result of increased flying under the current 2001 fiscal year contract with AMC that began October 1, 2000.

Operating Expenses.  Total operating expenses increased $40.4 million, or 32.1%,
------------------
in 2001 to $166.1 million from $125.8 million in 2000. Operating expenses for 2000 included a $7 million credit related to a contract settlement received from MAS.

Flight operations expenses increased $10.7 million, or 27.4%, in 2001. This increase resulted primarily from an increase of $10.1 million in pilot and flight attendant costs caused by increased staffing levels necessitated by the increase in full service AMC flying. Pilot costs also increased due to contractual wage increases and additional crews hired for fleet expansion.

Maintenance expenses increased $11.8 million, or 56.0%, in 2001. In the first six months of 2001, maintenance included $3.5 million of thrust reverser and landing gear overhauls, $1.4 million for the overhaul of an owned engine, and $0.3 million for additional work required on APU overhauls. The Company also incurred increased maintenance of $1.2 million for required lease maintenance payments related to the net three additional DC-10 aircraft added to the fleet. Maintenance expense for 2001 included an increase of $2.6 million in aircraft component repairs, of which approximately $2.0 million are not anticipated to be incurred in future periods. This $2.0 million of costs are related to the initiation of the power-by-the-hour maintenance agreement for MD-11 aircraft components. In 2001, the Company incurred approximately $0.5 million for the installation of insulation blankets related to an Airworthiness Directive (AD) issued in 2000. The remainder of the increase in 2001 is primarily due to scheduled maintenance checks, the repair of an inlet with foreign object damage, seat refurbishments and higher wage expense for mechanics.

Aircraft rent and insurance costs increased $1.8 million, or 5.3%, in 2001.
This was primarily due to the increase in the number of average aircraft from 10 in 2000 to 11.6 in 2001, offset by reductions in the lease rates for the fleet of MD-11 aircraft.

Fuel expenses increased $5.0 million, or 38.9%, in 2001 due to a 29.2% increase in the average cost of fuel per gallon and a 21.7% increase in the number of gallons of fuel consumed as a result of an increase in full service flying in 2001.

Subcontract flying costs decreased $4.6 million to $1.0 million in 2001 from $5.5 million in 2000. The higher costs in 2000 resulted from outsourcing flights during 2000 due to aircraft being out of service for maintenance.

Commissions increased $5.1 million in 2001 principally as a result of the increase in AMC business in 2001 and an increase in the commission rate on the AMC business.

Sales, general and administrative expenses increased $3.5 million, or 25.5%, in 2001, primarily as a result of costs associated with the relocation of the Company's headquarters from Virginia to Georgia.

Total other expense, net increased by $1.5 million in 2001 compared to 2000. This increase was primarily due to $0.7 million of prepayment penalties incurred due to the early repayment of debt in connection with a sale/leaseback of two owned engines in June 2001, and $0.2 million related to the write-off of property and equipment in 2001. The first six months of 2000 included a gain of approximately $0.2 million related to insurance proceeds for which there was no comparable gain in 2001.


LIQUIDITY AND CAPITAL RESOURCES

The Company is highly leveraged. At June 30, 2001, the Company's cash and cash equivalents totaled $3.6 million, which included restricted cash of $2.9 million, and the ratio of the Company's current assets to its current
liabilities ("current ratio") was 0.5:1.   Also, as of June 30, 2001, the
Company had outstanding long-term debt and capital leases of $41.7 million and notes payable and current maturities of long term obligations of $13.3 million. In addition, the Company has significant long-term obligations relating to operating leases for aircraft and spare engines. At June 30, 2001, the Company had submitted all of its available qualified receivables under its Accounts Receivable Management and Security Agreement and the Company had $9.4 million additional available capacity.

Cash Flows from Operating Activities

Operating activities used $8.9 million in cash for the six months ended June 30, 2001 compared to generating $4.3 million in the comparable period of 2000. The cash used in 2001 principally reflects the $19.3 million loss, net non-cash income statement charges of $4.5 million, a $4.0 million reduction in trade accounts receivable, and a net increase in cash of $1.9 million due to other changes in operating assets and liabilities. The cash generated in 2000 principally reflects a $1.6 million decrease in accounts receivable, a $1.1 million decrease in deposits, prepaids and other assets, and a $6.2 million increase in unearned revenue that more than offset a $5.7 million decrease in accounts payable, accrued expenses and other liabilities.

Cash Flows from Investing Activities

Investing activities used $0.5 million in cash for the six months ended June 30,
2001, compared to using $1.8 million in the comparable period of 2000.   In
2001, cash was generated by the sale and maturity of marketable investments, net of purchases of rotable spare parts, computer equipment, leasehold improvements and other fixed assets. In 2000, cash was used primarily for the purchase of spare parts.

Cash Flows from Financing Activities

Financing activities used $1.3 million in cash for the six months ended June 30, 2001 compared to generating $6.1 million in the comparable period of 2000. In 2001, the Company received $7.7 million as partial proceeds from a sale/leaseback transaction. These proceeds, along with scheduled debt payments, resulted in repayment of $8.8 million of debt. In 2000, the principal transaction was the $6.1 million of cash generated by a sale/leaseback transaction.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------  ----------------------------------------------------------

Part I, Item 3 of this report should be read in conjunction with Part II, Item 7a of World Airways, Inc. ("World Airways" or "the Company") Annual Report on Form 10-K for the year ended December 31, 2000. The information contained herein is not a quantitative and qualitative discussion about market risk the Company faces, but rather updates disclosures made in the aforementioned filing.

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



Date: August 14, 2001