Form 10-Q
period 2001-09-30
WORLD AIRWAYS INC /DE/
filed 2001-11-14
CIK 949240

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



                   For the Quarter Ended: September 30, 2001
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---

The number of shares of the registrant's Common Stock outstanding on October 31, 2001 was 10,919,351.

================================================================================

                              WORLD AIRWAYS, INC.

               September 30, 2001 QUARTERLY REPORT ON FORM 10-Q

                               TABLE OF CONTENTS

                                                                                                                     Page
                                                                                                                     ----
PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Balance Sheets, September 30, 2001(Unaudited) and December 31, 2000..................    3

                  Condensed Statements of Operations (Unaudited),
                  Three Months Ended September 30, 2001 and 2000.................................................    5

                  Condensed Statements of Operations (Unaudited),
                  Nine Months Ended September 30, 2001 and 2000..................................................    6

                  Condensed Statement of Changes in Stockholders' Deficiency (Unaudited),
                  Nine months ended September 30, 2001...........................................................    7

                  Condensed Statements of Cash Flows (Unaudited),
                  Nine months ended September 30, 2001 and 2000..................................................    8

                  Notes to Condensed Financial Statements........................................................    9

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations......................................................................   11

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk.....................................   15


PART II - OTHER INFORMATION

         Item 4.  Submission  of Matters to a Vote of Security  Holders..........................................   15

         Item 6.  Exhibits and Reports on Form 8-K...............................................................   15

                          ITEM 1. FINANCIAL STATEMENTS
                               WORLD AIRWAYS, INC.
                            CONDENSED BALANCE SHEETS
                                     ASSETS
                                 (in thousands)


                                                                                   (unaudited)
                                                                                  September 30,      December 31,
                                                                                      2001              2000
                                                                                  -------------      -----------
CURRENT ASSETS
     Cash and cash equivalents, including restricted
         cash of $428 at September 30, 2001 and
         $2,828 at December 31, 2000                                              $       3,315      $    14,386

     Short-term marketable investments                                                        -            1,296

     Accounts receivable, less allowance for doubtful
         accounts of $931 at September 30, 2001 and
         $331 at December 31, 2000                                                       24,177           15,758

     Prepaid expenses and other current assets                                            7,810            7,922
                                                                                  -------------      -----------

         Total current assets                                                            35,302           39,362
                                                                                  -------------      -----------

EQUIPMENT AND PROPERTY
     Flight and other equipment                                                          75,946           90,060
     Equipment under capital leases                                                       9,463            9,463
                                                                                  -------------      -----------
                                                                                         85,409           99,523
     Less: accumulated depreciation and amortization                                     41,294           41,974
                                                                                  -------------      -----------

         Net equipment and property                                                      44,115           57,549
                                                                                  -------------      -----------

LONG-TERM OPERATING DEPOSITS                                                             18,393           15,848

MARKETABLE INVESTMENTS                                                                        -              389

OTHER ASSETS AND DEFERRED CHARGES, NET                                                      671              742
                                                                                  -------------      -----------

TOTAL ASSETS                                                                      $      98,481      $   113,890
                                                                                  =============      ===========


                                                                     (Continued)

                               WORLD AIRWAYS, INC.
                            CONDENSED BALANCE SHEETS
                                   (continued)
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                       (in thousands except share amounts)

                                                                                  (unaudited)
                                                                                  September 30,     December 31,
                                                                                      2001               2000
                                                                                  -------------     ------------
CURRENT LIABILITIES
     Notes payable                                                                $      14,590     $     11,532
     Current maturities of long-term obligations                                          1,836            3,523
     Accounts payable                                                                    31,726           19,138
     Unearned revenue                                                                     1,150            6,278
     Accrued maintenance                                                                  2,192            2,182
     Accrued salaries and wages                                                           7,535            8,250
     Accrued taxes                                                                        2,190            1,539
     Other accrued liabilities                                                              281            1,121
                                                                                  -------------     ------------
         Total current liabilities                                                       61,500           53,563
                                                                                  -------------     ------------

LONG-TERM OBLIGATIONS, NET OF CURRENT MATURITIES                                         41,300           48,969

OTHER LIABILITIES
     Deferred gain from sale leaseback transactions, net of
         accumulated amortization of $11,434 at September 30,
         2001 and $10,313 at December 31, 2000                                            6,817            3,351
     Accrued post-retirement benefits                                                     2,860            2,992
     Deferred rent                                                                       12,769           12,295
                                                                                  -------------     ------------
         Total other liabilities                                                         22,446           18,638
                                                                                  -------------     ------------

TOTAL LIABILITIES                                                                       125,246          121,170
                                                                                  -------------     ------------

STOCKHOLDERS' DEFICIENCY
     Preferred stock, $.001 par value (5,000,000 shares authorized;
         no shares issued or outstanding)                                                     -                -
     Common stock, $.001 par value (40,000,000 shares authorized;
         12,147,141 shares issued; 10,919,351 shares outstanding at September 30,
          2001 and 10,334,480 shares outstanding at December 31, 2000)                       12               12
     Additional paid-in capital                                                          24,119           23,980
     Deferred compensation, employee salary exchange program                                  -           (1,735)
     Accumulated deficit                                                                (38,039)         (16,387)
     Treasury stock, at cost (1,227,790 shares at September 30,
         2001 and 1,812,661  shares at December 31, 2000)                               (12,857)         (13,150)
                                                                                  -------------     ------------
         Total  stockholders' deficiency                                                (26,765)          (7,280)
                                                                                  -------------     ------------

COMMITMENTS AND CONTINGENCIES

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                    $      98,481     $    113,890
                                                                                  =============     ============

           See accompanying Notes to Condensed Financial Statements

                               WORLD AIRWAYS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                 Three Months Ended September 30, 2001 and 2000
                      (in thousands except per share data)
                                   (unaudited)

OPERATING REVENUES                                                                 2001                  2000
                                                                               ------------          ------------
     Flight operations                                                         $     84,898          $     67,268
     Other                                                                              289                   261
                                                                               ------------          ------------
         Total operating revenues                                                    85,187                67,529

OPERATING EXPENSES
     Flight operations                                                               29,247                24,997
     Maintenance                                                                     12,483                 6,794
     Aircraft rent and insurance                                                     19,932                17,726
     Fuel                                                                            11,829                 8,282
     Flight operations subcontracted to other carriers                                    -                   383
     Commissions                                                                      3,348                   570
     Depreciation and amortization                                                    1,196                 1,605
     Sales, general and administrative                                                8,842                 6,099
                                                                               ------------          ------------
         Total operating expenses                                                    86,877                66,456



OPERATING INCOME (LOSS)                                                              (1,690)                1,073


OTHER INCOME (EXPENSE)
     Interest expense                                                                (1,206)               (1,368)
     Interest income                                                                     94                   333
     Other, net                                                                         487                     5
                                                                               ------------          ------------
         Total other expense                                                           (625)               (1,030)

NET EARNINGS (LOSS)                                                            $     (2,315)         $         43
                                                                               ============          ============

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE                                    $      (0.21)         $       0.00
                                                                               ============          ============

WEIGHTED AVERAGE SHARES OUTSTANDING                                                  10,920                10,216
                                                                               ============          ============

            See accompanying Notes to Condensed Financial Statements

                              WORLD AIRWAYS, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                 Nine Months Ended September 30, 2001 and 2000
                     (in thousands except per share data)
                                  (unaudited)

                                                                                   2001                 2000
                                                                              ------------         ------------
OPERATING REVENUES
     Flight operations                                                        $    234,824         $    191,646
     Other                                                                             711                  707
                                                                              ------------         ------------
         Total operating revenues                                                  235,535              192,353
                                                                              ------------         ------------

OPERATING EXPENSES
     Flight operations                                                              78,788               63,871
     Maintenance                                                                    45,212               27,768
     Aircraft rent and Insurance                                                    56,694               52,644
     Fuel                                                                           29,568               21,054
     Flight operations subcontracted to other carriers                                 924                5,912
     Commissions                                                                    10,955                3,104
     Depreciation and amortization                                                   4,730                4,970
     Sales, general and administrative                                              26,133               19,873
     Settlement of contract dispute                                                      -              (6,975)
                                                                              ------------         ------------
         Total operating expenses                                                  253,004              192,221
                                                                              ------------         ------------

OPERATING INCOME (LOSS)                                                            (17,469)                 132

OTHER INCOME (EXPENSE)
     Interest expense                                                               (4,748)              (4,068)
     Interest income                                                                   380                  803
     Other, net                                                                        185                  211
                                                                              ------------         ------------
         Total other expense                                                        (4,183)              (3,054)
                                                                              ------------         ------------

EARNINGS (LOSS) BEFORE CUMULATIVE EFFECT OF
        ACCOUNTING CHANGE                                                          (21,652)              (2,922)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                                  --               22,224
                                                                              ------------         -------------
NET EARNINGS (LOSS)                                                           $    (21,652)        $     19,302
                                                                              ============         -------------
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
     Earnings (loss) before cumulative effect of accounting change            $      (2.02)        $      (0.31)
     Cumulative effect of accounting change                                             --                 2.36
                                                                              ------------         ------------
         Net earnings (loss)                                                  $      (2.02)        $       2.05
                                                                              ============         ============

WEIGHTED AVERAGE SHARES OUTSTANDING                                                 10,726                9,431
                                                                              ============         ============

            See accompanying Notes to Condensed Financial Statements

                              WORLD AIRWAYS, INC.
                        CONDENSED STATEMENTS OF CHANGES
                          IN STOCKHOLDERS' DEFICIENCY
                     Nine Months Ended September 30, 2001
                      (in thousands except share amounts)
                                  (unaudited)

                                                 Common Additional        Deferred  Accumulated    Treasury         Total
                                                  Stock    Paid-in    Compensation      Deficit   Stock, at Stockholders"
                                                           Capital                                     Cost    Deficiency
                                                -------  ---------    -----------   -----------   ---------    ----------
Balance at December 31, 2000                    $    12  $  23,980    $    (1,735)  $   (16,387)  $ (13,150)   $   (7,280)

Amortization of deferred compensation and
accrual of changes in Employee Salary
Exchange Program                                      -          -          1,735             -         311         2,046
                                                                 -
Common Stock Repurchases                              -                         -             -         (18)          (18)

Amortization of warrants                              -        139              -             -                       139
                                                                                -       (21,652)
Net loss                                              -          -                                        -       (21,652)

                                                -------  ---------    -----------   -----------   ---------    ----------
Balance at September 30, 2001                   $    12  $  24,119    $         -   $   (38,039)  $ (12,857)   $  (26,765)
                                                -------  ---------    -----------   -----------   ---------    ----------

            See accompanying Notes to Condensed Financial Statements.

                               WORLD AIRWAYS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 2001 and 2000
                                  (in thousands)
                                   (unaudited)

                                                                                          2001              2000
                                                                                 -------------    --------------
CASH AND CASH EQUIVALENTS AT BEGINNING                                           $      14,386    $       11,725
     OF PERIOD

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings ( loss)                                                                   (21,652)           19,302
Adjustments to reconcile net earnings (loss) to cash
     provided (used) by operating activities:
     Cumulative effect of accounting change                                                  -           (22,224)
     Depreciation and amortization                                                       4,730             4,970
     Deferred gain recognition                                                          (1,130)             (931)
     Other                                                                               2,114             2,250
     Increase (decrease) in cash resulting from changes
       in operating assets and liabilities net of
         effects of non-cash transactions:
       Accounts receivable                                                              (8,419)               69
       Deposits, prepaid expenses and other assets                                          40               914
       Accounts payable, accrued expenses and other liabilities                         10,258            (8,537)
       Unearned revenue                                                                 (5,128)             (295)
                                                                                 -------------    --------------
     Net cash provided (used) by operating activities                                  (19,187)           (4,482)
                                                                                 -------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to equipment and property                                                     (3,253)           (2,259)
Proceeds from disposal of equipment and property                                           477               215
Sales and maturities of marketable investments                                           1,685               681
                                                                                 -------------    --------------
     Net cash provided (used) by investing activities                                   (1,091)           (1,363)
                                                                                 -------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in line of credit borrowing arrangement, net                         3,058               358
Repayment of debt                                                                       (9,356)           (5,237)
Issuance of debt                                                                             -               675
Proceeds of sale leaseback transactions                                                 15,505             6,100
                                                                                 -------------    --------------
     Net cash provided (used) by financing activities                                    9,207             1,896
                                                                                 -------------    --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   (11,071)           (3,949)
                                                                                 -------------    --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $       3,315    $        7,776
                                                                                 =============    ==============

            See accompanying Notes to Condensed Financial Statements

                              WORLD AIRWAYS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (unaudited)


1. Management believes that all adjustments necessary for a fair statement of results, including those related to September 11, 2001, have been included in the Condensed Financial Statements for the interim periods presented, which are unaudited. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and the results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001.

     On September 11, 2001, the Federal Aviation Administration (FAA) ordered all civilian aircraft operating in U.S. airspace grounded due to terrorist attacks. This grounding of aircraft lasted nearly three days. This resulted in the temporary delay of the Company's flights during this period. These flights were completed at a later date in September. In the aftermath of September 11, 2001 and as discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company plans to implement several measures aimed at modifications in its operations to better match capacity with anticipated demand. As a result, the Company will evaluate whether provisions and/or charges for items such as early termination of aircraft leases are required during the fourth quarter of 2001.

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

3.   Capital Stock

     At September 30, 2001, World Airways had 10.9 million shares of Common Stock outstanding, including 4.7 million shares related to the Employee Salary Exchange Program, which began in February 2000.

     In June 2001, World Airways was informed by NASDAQ that the Company's common stock had not maintained a closing bid price of $1.00 for thirty consecutive trading days as required by a NASDAQ SmallCap Market rule. According to NASDAQ, World Airways needed to meet the $1.00 price requirements within 90 days (by September 18, 2001). If the closing bid price for the stock had been $1.00 or more for ten consecutive trading days anytime before September 18, 2001, NASDAQ would have determined if compliance with continued listing requirements had been achieved. If by September 18, 2001, the Company had been unable to demonstrate compliance, and had not requested a hearing before NASDAQ on a proposed delisting, the stock would have been delisted from the SmallCap Market. In such a case, the Company would have taken action to be listed on the over-the-counter Bulletin Board. In October 2001, the Company received official notice from NASDAQ that a moratorium had been placed on the minimum bid price and market value of public float requirements in response to the extraordinary market conditions following the September 11, 2001 terrorist attacks on the United States. The moratorium will last until January 2, 2002.

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

6.   Sale Leaseback Transaction

     In August 2001, the Company entered into a sale and leaseback transaction, whereby two DC-10 engines were sold for a total consideration of $3.7 million and will be leased back for a term of five years. This transaction resulted in a deferred gain of $2.3 million. In June 2001, the Company entered into a sale and leaseback transaction, whereby two MD-11 engines were sold for a total consideration of $12.6 million and resulted in a deferred gain of $2.2 million. These engines will also be leased back for a term of five years. All deferred gains related to these transactions will be amortized against rent expense on a straight-line basis over the lease terms. The Company used a portion of the sale proceeds to repay debt obligations then outstanding of $6.9 million and to pay prepayment penalties of $0.7 million, all of which related to the MD-11 engines.

7.   Air Transportation Safety and System Stabilization Act

     The Air Transportation Safety and System Stabilization Act (Stabilization
     Act) was enacted on September 22, 2001 in direct response to the September 11, 2001 terrorist attacks on the United States. The Act provides for:

          a. Compensation to air carriers for direct and incremental losses incurred resulting from the September 11 events;
          b.  Loan guarantees to air carriers by the U.S. Government;
          c. Reimbursement for increases in certain insurance premiums incurred by air carriers; and
          d. Limitations on liabilities incurred or to be incurred by air carriers as a result of the September 11 events.

     Under the Stabilization Act, each air carrier is entitled to receive the lesser of (1) its direct and incremental losses for the period September 11, 2001 to December 31, 2001 or (2) its available seat mile allocation of the $5 billion compensation available under the Stabilization Act. On October 12th, 2001, the Company received $3.2 million and the Company expects to receive additional payments in the fourth quarter of 2001, aggregating approximately $5.2 million. During the fourth quarter of 2001, the Company expects to recognize approximately $8.4 million as compensation under the Stabilization Act. As of September 30, 2001, the Company did not recognize any compensation since the direct and incremental losses for the period September 11, 2001 through September 30, 2001 were insignificant.

     No action has been taken at this time on Item b. Item d. is not applicable to the Company.

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

On September 11, 2001, the Federal Aviation Administration (FAA) ordered all civilian aircraft operating in U.S. airspace grounded due to terrorist attacks. On September 22, 2001, President Bush signed into law the Air Transportation Safety and System Stabilization Act (Stabilization Act), which provides, among other things, for (1) $5 billion in payments to compensate U. S. air carriers for losses incurred as a result of the terrorist attacks that occurred on September 11, 2001; (2) $10 billion in federal credit instruments (loan guarantees) to U.S. air carriers to guarantee loans from lenders to those air carriers, subject to certain conditions and fees; (3) the authority of the Secretary of Transportation to reimburse air carriers (which authority expires 180 days after enactment of the Stabilization Act) for the increase in the cost
of insurance;   (4) deferral of the payment by U.S. air carriers of certain taxes; and (5) a $100 million liability limit for U.S. air carriers, at the discretion of the Secretary of Transportation, for acts of terrorism committed during a 180-day period following enactment of the Stabilization Act.

In response to the expected substantial drop in future demand, the Company plans to modify its operations in order to better match capacity with the lower demand and implement measures to conserve cash. The impact of the terrorist attacks of September 11, 2001 and their aftermath on the Company and the sufficiency of its financial resources to absorb this impact will depend on a number of factors, including: (1) the adverse impact of the terrorist attacks on the economy in general; (2) the level of air travel demand, mix of cargo and passenger travel and related revenues; (3) the Company's ability to reduce its operating costs and conserve its financial resources, taking into account the increased costs that it will incur as a consequence of the attacks; (4) the higher costs associated with new FAA security directives and any other increased regulation of air carriers; (5) the significantly higher costs of aviation insurance coverage, and the extent to which such insurance will continue to be commercially available to the Company and its vendors; (6) the ability of the Company to reduce its costs and the timing of those cost reductions; (7) the ability of the Company to raise financing in light of the various factors referred to herein; (8) the Company's ability to renegotiate its aircraft lease rates and the early termination of certain aircraft leases; and (9) the extent of the benefits received by the Company under the Stabilization Act or regulations issued pursuant thereto. Presently, due in part to the lack of predictability of future demand, cargo-passenger mix and related revenues, the Company is unable to estimate the entire impact of the events of September 11, 2001, and the sufficiency of its financial resources to absorb that impact, including the mitigating effects of the Stabilization Act and other actions taken by the Company. However, given the magnitude of these unprecedented events and the possible subsequent effects, the adverse impact to the Company's financial condition, results of operations and its prospects will be material.


OVERVIEW

General

For the third quarter ended September 30, 2001, the Company's operating revenues were $85.2 million, the operating loss was $1.7 million, the net loss was $2.3 million and the loss per share was $0.21 for both basic and diluted earnings per share ("EPS") computed on an average of 10.9 million shares. For the third quarter ended September 30, 2000, the Company's operating revenues were $67.5 million, operating income was $1.1 million and net earnings was $43,000. Earnings per share, both basic and diluted, was $0.00 computed on an average of
10.2 million shares.

For the first nine months of 2001, the Company's operating revenues were $235.5 million, the operating loss was $17.5 million, the net loss was $21.7 million, and the loss per share was $2.02 for both basic and diluted EPS based on 10.7 million average shares. For the first nine months of 2000, the Company's operating revenues were $192.3 million, the operating profit was $0.1 million and the net loss before the cumulative effect of a change in the method of accounting was $2.9 million. The loss per share before the cumulative effect of the accounting change was $0.31 for both basic and diluted EPS based on 9.4 million average shares. Net earnings after the cumulative effect of the accounting change was $19.3 million and earnings per share, both basic and diluted, after the cumulative effect of the accounting change was $2.05.

Significant Customer Relationships

During the first nine months of 2001, the Company's business relied heavily on its contracts with the U. S. Air Force's ("USAF") Air Mobility Command ("AMC") and Garuda Indonesia ("Garuda"). In 2001, these customers provided approximately 61% and 8%, respectively, of the Company's revenues and 46% and 11%, respectively, of block hours flown. In 2000, AMC and Garuda provided approximately 39% and 12%, respectively, of the Company's revenues and 27% and 15%, respectively, of block hours flown.

Because of the September 11th events, the Company does not expect to fly the 2002 Hadj for security and safety issues. The Company's service to AMC is not expected to be adversely impacted by the September 11th events.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

Total block hours increased 810 hours or 9.6% to 9,221 in the third quarter of 2001 from 8,411 hours in 2000, with an average of 13.7 available aircraft in
2001 compared to an average of 10 aircraft in 2000.   Average daily utilization
(block hours flown per day per aircraft) was 7.3 hours in the third quarter of 2001 compared to 9.1 hours for the same period in 2000.

Operating Revenues.  Revenues from flight operations increased $17.6 million, or
------------------
26.2%, to $84.9 million in 2001 from $67.3 million in 2000. This increase is primarily due to a higher average yield, or revenue per block hour, as a result of more full service AMC flying in 2001 compared to 2000, and the increase in block hours flown in 2001.

Operating Expenses.  Total operating expenses increased $20.4 million, or 30.7%
------------------
in 2001 to $86.9 million from $66.5 million in 2000.

Flight operations expenses include all expenses related directly to the operation of the aircraft other than aircraft cost, fuel and maintenance. Also included are expenses related to flight dispatch and flight operations administration. Flight operations expenses increased $4.3 million, or 17.0%, in 2001. This increase resulted primarily from an increase of $4.5 million in pilot and flight attendant costs caused by increased staffing levels necessitated by the increase in full service AMC flying and additional cargo aircraft. Pilot costs also increased due to contractual wage increases.

Maintenance expenses increased $5.7 million, or 83.7%, in 2001. The third quarter of 2001 included $1.1 million of additional expense due to the MD-11 power by the hour engine maintenance agreement and the wheel/brake cost per landing maintenance agreement, $0.3 million of deductibles for three insurance claims, and additional work of $0.3 million required on APU overhauls. The Company also incurred increased maintenance of $2.3 million due to required lease reserve maintenance payments related to the net three additional DC-10 aircraft added to the fleet as well as more total block hours flown. The third quarter of 2000 included credits of $1.0 million for the reversal of maintenance accruals and $0.6 million for the cumulative interest on security deposits for two MD-11 aircraft. The remainder of the increase is primarily due to higher wage and personnel expenses for mechanics.

Aircraft rent and insurance costs increased $2.2 million, or 12.4%, in 2001. This was primarily due to the increase in the number of average aircraft from 10 in the third quarter of last year to 13.7 in the third quarter of this year, offset by reductions in the lease rates for the fleet of MD-11 aircraft.

Fuel expenses increased $3.5 million, or 42.8%, in 2001 reflecting a 10% increase in the average cost of fuel per gallon and a 32% increase in the number of gallons of fuel consumed as a result of an increase in full service flying in 2001. The Company is generally able to pass fuel cost increases through to its customers.

Commissions increased $2.8 million in 2001 principally as a result of the increase in AMC business in 2001 and an increase in the commission rate on the AMC business.

Sales, general and administrative expenses increased $2.7 million, or 45.0%, in 2001, primarily as a result of costs associated with the relocation of the Company's headquarters from Virginia to Georgia as well as additional expense for outside legal fees, manuals, equipment and space rentals, employment advertising, audit services, overnight delivery and reserve for bad debt. In addition, the third quarter of 2000 included a credit of $0.3 million for the reversal of a tax accrual that was no longer needed.

Total other expense, net decreased by $0.4 million in the third quarter of 2001 compared to the same period in 2000. The

Company received proceeds of $0.5 million from the sale of shares due to the dissolution of the SITA Foundation.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

Total block hours increased 1,746 hours, or 7.5%, to 25,154 hours in the first nine months of 2001 from 23,408 hours in 2000, with an average of 12.3 available
aircraft in 2001 and 10 available aircraft in 2000.   Average daily utilization
(block hours flown per day per aircraft) was 7.5 hours in 2001 and 8.5 hours in 2000. A decrease in cargo ACMI and commercial full-service flying was more than offset by an increase in block hours for AMC flying and commercial passenger ACMI flying.

Operating Revenues.  Revenues from flight operations increased $43.2 million, or
------------------
22.5%, to $234.8 million in 2001 from $191.6 million in 2000. This increase was due primarily to higher revenue per block hour, principally as a result of increased flying under the current 2001 fiscal year contract with AMC that began October 1, 2000.

Operating Expenses.  Total operating expenses increased $60.8 million, or 31.6%,
------------------
in 2001 to $253.0 million from $192.2 million in 2000. Operating expenses for 2000 included a $7 million credit related to a contract settlement received from MAS.

Flight operations expenses increased $14.9 million, or 23.4%, in 2001. This increase resulted primarily from an increase of $14.6 million in pilot and flight attendant costs caused by increased staffing levels necessitated by the increase in full service AMC flying and additional cargo aircraft. Pilot costs also increased due to contractual wage increases.

Maintenance expenses increased $17.4 million, or 62.8%, in 2001. In the first nine months of 2001, maintenance included $3.5 million of thrust reverser and landing gear overhauls, $1.4 million for the overhaul of an owned engine, and $0.6 million for additional work required on APU overhauls. The Company also incurred increased maintenance of $2.3 million due to required lease reserve maintenance payments related to the net three additional DC-10 aircraft added to the fleet as well as more block hours flown. Maintenance expense for 2001 included an increase of $4.3 million in aircraft component repairs, of which approximately $2.0 million are not anticipated to be incurred in future periods. This $2.0 million of costs are related to the initiation of the power-by-the-hour maintenance agreement for MD-11 aircraft components. The remainder of the increase is primarily due to more component removals, seat refurbishments, the MD-11 power by the hour engine maintenance agreement and the wheel/brake cost per landing agreement. In 2001, the Company incurred approximately $0.5 million for the installation of insulation blankets related to an Airworthiness Directive (AD) issued in 2000. Maintenance expenses in 2000 included credits of $1.0 million for the reversal of maintenance accruals and $0.6 million for the cumulative interest on security deposits for two MD-11 aircraft. The remainder of the increase in 2001 is primarily due to scheduled maintenance checks, the repair of an inlet with foreign object damage, insurance deductibles and higher wage as well as personnel expenses for mechanics.

Aircraft rent and insurance costs increased $4.0 million, or 7.7%, in 2001.
This was primarily due to the increase in the number of average aircraft from 10 in 2000 to 12.3 in 2001, offset by reductions in the lease rates for the fleet of MD-11 aircraft.

Fuel expenses increased $8.5 million, or 40.4%, in 2001 due to a 21% increase in the average cost of fuel per gallon and a 25% increase in the number of gallons of fuel consumed as a result of an increase in full service flying in 2001. The Company is generally able to pass fuel cost increases through to its customers.

Subcontract flying costs decreased $5.0 million to $0.9 million in 2001 from $5.9 million in 2000. The higher costs in 2000 resulted from outsourcing flights during 2000 due to aircraft being out of service for maintenance.

Commissions increased $7.9 million in 2001 principally as a result of the increase in AMC business in 2001 and an increase in the commission rate on the AMC business.

Sales, general and administrative expenses increased $6.3 million, or 31.5%, in 2001, primarily as a result of costs associated with the relocation of the Company's headquarters from Virginia to Georgia as well as additional expense for outside legal fees, equipment and space rentals, outside services, employment advertising, overnight delivery, property taxes and reserve for bad debt. In addition, 2000 expenses included a credit of $0.3 million for the reversal of a tax accrual that was no longer needed.

Total other expense, net increased by $1.1 million in 2001 compared to 2000. This increase was primarily due to $0.7 million of prepayment penalties incurred due to the early repayment of debt in connection with a sale leaseback of two owned engines in June 2001, and $0.2 million related to the write-off of property and equipment in 2001. These additional expenses in 2001 were offset by $0.5 million of proceeds from the sale of shares due to the dissolution of the SITA Foundation. The first nine months of 2000 included a gain of approximately $0.2 million related to insurance proceeds for which there was no comparable gain in 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company is highly leveraged. At September 30, 2001, the Company's cash and cash equivalents totaled $3.3 million, which included restricted cash of $0.4 million, and the ratio of the Company's current assets to its current
liabilities ("current ratio") was 0.6:1.   Also, as of September 30, 2001, the
Company had outstanding long-term debt and capital leases of $41.3 million and notes payable and current maturities of long term obligations of $16.4 million. In addition, the Company has significant long-term obligations relating to operating leases for aircraft and spare engines. At September 30, 2001, the Company had submitted all of its available qualified receivables under its Accounts Receivable Management and Security Agreement and the Company had $7.5 million additional available capacity.

Cash Flows from Operating Activities

Operating activities used $19.2 million in cash for the nine months ended September 30, 2001 compared to using $4.5 million in the comparable period of 2000. The cash used in 2001 principally reflects the $21.7 million loss, net non-cash income statement charges of $5.7 million, an $8.4 million increase in trade accounts receivable, and a net increase in cash of $5.2 million due to other changes in operating assets and liabilities. The cash generated in 2000 principally reflects the $2.9 million loss prior to the accounting change, net non-cash income statement charges of $6.3 million, and a net decrease in cash of $7.9 million due to changes in operating assets and liabilities.

Cash Flows from Investing Activities

Investing activities used $1.1 million in cash for the nine months ended September 30, 2001, compared to using $1.4 million in the comparable period of
2000.   In 2001, cash was generated by the sale and maturity of marketable investments, net of purchases of rotable spare parts, computer equipment, leasehold improvements and other fixed assets. In 2000, cash was used primarily for the purchase of spare parts.

Cash Flows from Financing Activities

Financing activities provided $9.2 million in cash for the nine months ended September 30, 2001 compared to generating $1.9 million in the comparable period of 2000. In 2001, the Company received $15.5 million of proceeds from sale leaseback transactions. The repayment of debt on engines subject to the sale and leaseback transactions, along with scheduled debt payments, resulted in repayment of $9.4 million of debt. In 2000, the principal transactions were $6.1 million of cash generated by a sale leaseback transaction offset by $5.2 million of debt repayments.

As of September 30, 2001, the Company is in compliance with the financial covenants in the Company's Accounts Receivable Management and Security Agreement. However, it is likely that a loss in the fourth quarter of 2001 together with write-downs associated with the events of September 11th could cause the Company to violate its covenants, unless they are modified.

The impact of the terrorist attacks of September 11, 2001 and their aftermath on the Company, and the sufficiency of its financial resources to absorb that impact, will depend on a number of factors including: (1) the magnitude and duration of the adverse impact of the terrorist attacks on the economy in general, and the airline industry in particular; (2) the level of air travel demand, mix of cargo and passenger travel and related revenues; (3) the Company's ability to reduce its operating costs and conserve its financial resources, taking into account the higher costs it will incur as a consequence of the attacks; (4) the increased costs associated with new airline security directives and any other increased regulation of air carriers; (5) the significantly higher costs of aviation insurance coverage for future claims caused by acts of war, terrorism, sabotage, hijacking and other similar perils, and the extent to which such insurance will continue to be available; (6) the ability of the Company to reduce its costs and the timing of those cost reductions; (7) the Company's ability to raise additional financing; (8) the Company's ability to renegotiate its aircraft lease rates and the early termination of certain aircraft leases; and (9) the extent of the benefits received by the Company under the Stabilization Act.

At this point, due in part to the lack of predictability of future demand, the Company is unable to fully estimate the financial impact of the events of September 11, 2001 and their consequences, and the sufficiency of its financial resources to absorb that impact, including the mitigating effects of the Stabilization Act and other actions taken by the Company to reduce its costs. However, given the magnitude of these unprecedented events and the possible subsequent effects, the Company expects that the adverse impact to the Company's financial condition, its operations and its prospects will be material.


RECENT ACCOUNTING PRONOUNCEMENTS

In October 2001, the Emerging Issues Task Force (EITF) issued EITF 01-10, "Accounting for the Impact of the Terrorist Attacks of September 11, 2001." The EITF reached a consensus that the federal assistance received by air carriers pursuant to the Stabilization Act should not be netted against losses or costs incurred by air carriers as a result of the September 11th events or reported as operating revenues. Furthermore, the federal assistance should be recognized by each air carrier as the compensated losses are incurred not to exceed the lesser of the actual direct and incremental losses incurred or each carriers maximum allocation of the aggregate compensation provided for under the legislation.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 supercedes SFAS 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, " Reporting the Results of Operations-- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of business (as previously defined in that Opinion). SFAS 144 retains the requirements of SFAS 121 whereby an impairment loss is recognized in an amount equal to the difference between carrying value and fair value if the carrying value of an asset is not recoverable based on estimated undiscounted future cash flows. The Company will be required to adopt this statement no later than January 1, 2002 and believes that it will not alter the timing nor magnitude of future impairment losses, if any, than would be recognized under the pre-SFAS 144 authoritative accounting literature.


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



                                    WORLD AIRWAYS, INC.



                                    By: /s/ Gilberto M. Duarte, Jr
                                        --------------------------
                                    Principal Accounting and Financial Officer


Date: November 14, 2001