Form 10-K
period 2001-12-31
WORLD AIRWAYS INC /DE/
filed 2002-04-01
CIK 949240

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                                   (Mark One)

           (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended: December 31, 2001 or

           (_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to _______

                         Commission File Number 0-26582


                               World Airways, Inc.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                       94-1358276
(State or other jurisdiction of          (I.R.S. employer identification number)
 incorporation or organization)

HLH Building, 101 World Drive, Peachtree City, GA            30269
     (Address of Principal Executive Offices)              (Zip Code)

       Registrant's telephone number, including area code: (770) 632-8000

           Securities registered pursuant to Section 12(b) of the Act:

  Title of Each Class                Name of Each Exchange on Which Registered
  -------------------                -----------------------------------------
  NONE

           Securities registered pursuant to Section 12(g) of the Act:

  Title of Each Class                Name of Each Exchange on Which Registered
  -------------------                -----------------------------------------
  Common Stock ($.001 par value)     The Nasdaq Stock Market, Inc.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No_____
                                        ---

State by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

Aggregate market value of Common Stock held by non-affiliates as of March 15, 2002: $6,068,000.

Number of shares of Common Stock outstanding as of the close of business on March 15, 2002 was 10,921,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of World Airways, Inc.'s Notice of Annual Stockholder's Meeting and Proxy Statement, to be filed within 120 days after the end of the registrant's fiscal year, are incorporated by reference into Part III of this Report.

                               WORLD AIRWAYS, INC.
                         2001 ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS

PART I
------

Item 1.    Business ....................................................................................      3

Item 2.    Properties ..................................................................................      9

Item 3.    Legal Proceedings ...........................................................................     10

Item 4.    Submission of Matters to a Vote of Security Holders .........................................     10

PART II
-------

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters .......................     11

Item 6.    Selected Financial Data .....................................................................     12

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations .......     13

Item 7a.   Quantitative and Qualitative Disclosures About Market Risk ..................................     21

Item 8.    Financial Statements and Supplementary Data .................................................     22

Item 9     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ........     43

PART III
--------

Item 10.   Directors and Executive Officers of the Registrant ..........................................     44

Item 11.   Executive Compensation ......................................................................     45

Item 12.   Security Ownership of Certain Beneficial Owners and Management ..............................     45

Item 13.   Certain Relationships and Related Transactions ..............................................     45

PART IV
-------

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K ............................     46

PART I

Item 1.   Business

World Airways, Inc. ("World Airways" or the "Company") was organized in March 1948 and is a U.S. certificated air carrier. Airline operations account for 100% of the Company's operating revenue. World Airways provides long-range passenger and cargo charter and wet lease air transportation, serving the U.S. Government, international passenger and cargo air carriers, tour operators, international freight forwarders and cruise ship companies. As of December 31, 2001, the Company operated eight MD-11 and seven DC-10-30 aircraft. During 2001, the Company took delivery of four DC-10-30 aircraft. The principal executive offices of World Airways are located in The HLH Building, 101 World Drive, Peachtree City, Georgia 30269 and the Company's telephone number is (770) 632-8000. The Company moved its principal executive offices from Herndon, Virginia to Peachtree City, Georgia in the second quarter of 2001.

The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "Act"). This report contains forward looking statements that are subject to risks and uncertainties including, but not limited to, the impact of competition in the market for air transportation services, the cyclical nature of the air carrier business, reliance on key marketing relationships, fluctuations in operating results and other risks detailed from time to time in the Company's periodic reports filed with the Securities and Exchange Commission (which reports are available from the Company upon request). These various risks and uncertainties may cause the Company's actual results to differ materially from those expressed in any of the forward looking statements made by, or on behalf of, the Company in this report.

Recent Developments

On September 11, 2001, the Federal Aviation Administration ("FAA") ordered all civilian aircraft operating in U.S. airspace grounded due to terrorist attacks. This grounding of aircraft lasted nearly three days. The September 11th events have adversely affected our financial condition and results of operations and have been very damaging to the entire airline industry.

The Air Transportation Safety and System Stabilization Act ("Stabilization Act") was enacted on September 22, 2001 in direct response to the September 11, 2001 terrorist attacks on the United States. The Stabilization Act provides for:
a. Compensation to air carriers for direct and incremental losses, as defined in the Stabilization Act, incurred resulting from the September 11 events;
b. Loan guarantees to air carriers by the U.S. Government;
c. Reimbursement for increases in certain insurance premiums incurred by air carriers; and
d. Limitations on liabilities incurred or to be incurred by air carriers as a result of the September 11 events.

Under the Stabilization Act, each air carrier is entitled to receive as a grant the lesser of its actual direct and incremental losses for the period September 11, 2001 to December 31, 2001 or its maximum allocation of grant funds as determined by the Department of Transportation ("DOT"). See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion of the cash grants provided by and the loan guarantees available under the Stabilization Act.

Ownership

At December 31, 2001, Naluri Berhad ("Naluri"), a Malaysian aviation company, owned 11.1% of the outstanding Common Stock of World Airways and the balance was publicly held.

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

World Airways focuses its marketing efforts on the U.S. Air Force ("USAF") Air Mobility Command ("AMC"), freight operators, cruise ship companies, tour operators and international airlines. The Company increases its potential customer base by being able to serve both passenger and cargo customers with its passenger, cargo, and passenger/cargo convertible aircraft.

Revenue from USAF contracts are based on "available seat miles", which are defined as the number of miles an aircraft flies times the number of seats available on the aircraft. The Company generally charges customers other than the USAF on a block hour basis rather than on a per seat, per pound or seat mile basis. "Block hours" are defined as the elapsed time from the moment wheel blocks are removed from the aircraft at the point of origin to the time when the wheel blocks are again put in place at the aircraft's destination. The Company generally charges a lower rate per block hour for ACMI contracts than for full service contracts, although it does not necessarily earn a lower profit.

Due to the high fixed costs of leasing and maintaining aircraft and costs for cockpit crewmembers and flight attendants, the Company's aircraft must have high utilization in order for the Company to operate profitably. Although World Airways' preferred strategy is to enter into long-term contracts with customers, the terms of existing customer contracts are shorter than the terms of the Company's lease obligations with respect to its aircraft. There is no assurance that the Company will be able to enter into additional contracts with new or existing customers or that it will be able to obtain enough additional business to fully utilize each aircraft. World Airways' financial position and results of operations could be materially adversely affected by periods of low aircraft utilization and yields, especially in the aftermath of the tragedy of September 11th.

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

The market for ACMI and full service charter business is highly competitive. Certain air carriers that the Company competes with have substantially greater financial resources and more extensive facilities and equipment than the Company. The Company believes that the most important bases for competition in the charter business include the range as well as passenger and payload capacities of the aircraft, in addition to the price, flexibility, quality and reliability of the air transportation service provided. Competitors in the passenger charter market include American International Airlines, Omni Air International, Miami Air and American Trans Air and in the cargo charter market include all-cargo carriers Atlas Air (including Polar Air Cargo), Gemini Air Cargo, Evergreen and Centurion Air Cargo, as well as scheduled and non-scheduled passenger carriers that have substantial belly capacity. The ability of the Company to compete depends, in part, upon its success in convincing customers that outsourcing a portion of their business is cost-effective.

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

Similar to other airlines, the Company's business is seasonal. During the early part of the first quarter, the Company typically experiences lower levels of utilization and revenue per block hour ("yield"), due to lower demand relative to other times of the year. The Company experiences higher levels of utilization and yield in the middle of the first quarter continuing into the second quarter, principally due to higher demand for passenger services associated with the annual Hadj pilgrimage. Because the Islamic calendar is a lunar-based calendar, the Hadj pilgrimage occurs approximately 10 to 12 days earlier each year relative to the Western (Gregorian) calendar. In 2001, the Company's flight operations associated with the Hadj pilgrimage occurred from late January to early April. The Company will not be providing Hadj airlift services in 2002 because of weakened demand and various security considerations due to the September 11th events.

World Airways' operating philosophy is to build on its existing relationships to achieve a strong platform for future growth while at the same time grow its passenger and cargo business. The Company's strategy is based, first and foremost, upon providing the highest level of service to its customers, thereby maintaining and expanding the amount of business being done with existing customers. The Company attempts to maximize profitability by combining ACMI contracts with full service agreements that meet the peak seasonal requirements of its customers. The Company can respond to rapidly changing market conditions and requirements because its fleet of aircraft can be deployed in a variety of configurations.

The Company has unsold capacity in the second quarter of 2002 and beyond; however, historically it has been successful in obtaining additional business to utilize some or all of its available capacity. Although there can be no assurance that it will be able to secure additional business to utilize unsold capacity, the Company is actively seeking additional business for 2002 and beyond.

Customers

The Company is highly dependent on revenues from the USAF. The loss of the USAF as a customer would have a material adverse effect on the Company. The Company's principal customers, and the percent of revenues from those customers, for the last three years are as follows:

                                                             2001            2000            1999
                                                             ----            ----            ----
         USAF                                                64.1%           42.9%           51.0%
         Emery Air Freight Corporation ("Emery")              9.4%            9.3%            9.3%
         Sonair Serviceo Aereo ("Sonair")                     8.3%            ---             ---
         P.T. Garuda Indonesia ("Garuda")                     5.5%            8.4%            ---
         Renaissance Cruises ("Renaissance")                  ---            14.0%            ---
         Malaysian Airline System Berhad ("MAS")              ---             ---            9.0%

U.S. Air Force. The Company has provided air transportation services,
--------------
principally on an international basis, to the USAF since 1956. In exchange for requiring pledges of aircraft to the Civil Reserve Aircraft Fleet ("CRAF") for use in times of national emergency, the USAF grants awards to CRAF participants for peacetime transportation of personnel and cargo.

The USAF awards points to air carriers acting alone or through teaming arrangements in proportion to the number and type of aircraft made available to CRAF. The Company utilizes teaming arrangements to maximize the value of potential awards. The USAF grants fixed awards for transportation to CRAF participants. These fixed awards (also referred to as "basic" awards) provide for known and determinable amounts of revenue to be received during the contract period, which runs from October 1st to September 30th, in exchange for air transportation services. In addition, CRAF participants may be awarded additional revenue during the contract period for air transportation services required beyond those specified in the fixed awards. The Company refers to this additional revenue as "expansion" revenue. The following table shows original contract awards and actual revenue from the USAF for each of the last three years (in millions):

                                             2001            2000              1999
                                             ----            ----              ----
Original contract award                     $127.0          $ 27.0            $ 86.0
                                            ------          ------            ------
     (year ended September 30/th/)

Basic revenue earned                        $121.5          $ 63.5            $ 94.1

Expansion revenue earned                      79.8            49.8              40.5

Cargo revenue earned                           2.5             ---               ---
                                            ------          -------           ------

Total revenue earned                        $203.8          $113.3            $134.6
                                            ------          -------           ------

The original contract award for the year beginning October 1, 2001 and ending September 30, 2002 is $175.0 million, which includes basic flying of $112.0 million, expansion flying of $60.0 million and cargo flying of $3.0 million. This was the first time that the AMC incorporated expansion flying into the contract, and this allows the Company to preplan and utilize its aircraft fleet and crews more efficiently. The Company also will receive additional expansion business during the fiscal year 2002 contract period for less predictable flying and other short notice requirements. The Company cannot determine how future military spending budgets, airlift requirements, national security considerations for a continued strong and balanced CRAF and teaming arrangements will combine to affect future business with the USAF.

Garuda. The Company has flown for Garuda periodically since 1973. The Company
------
operated three, four and zero aircraft for Garuda during the 2001, 2000 and 1999 Hadj pilgrimages. The Company will not be providing Hadj airlift services in 2002 because of weakened demand and various security considerations due to the September 11/th/ events.

Sonair. In November 2000, the Company began operating regular private charter
------
air service for Sonair between Houston, Texas and Luanda, Angola. Sonair is a subsidiary of Angola's National Oil Company, SONANGOL. This charter air service supports Angola's emerging petroleum industry. The initial term of the agreement, which was for 14 months, ended December 31, 2001. In 2002, the Company signed an amendment to its Sonair contract for a one-year extension through December 31, 2002, for $22.7 million. In addition, the amended contract provides for two additional one-year renewal options, which could extend the contract through December 31, 2004, at $22.7 million per year, resulting in total potential revenue of approximately $68 million.

Emery. The Company has provided an MD-11F freighter aircraft to Emery Air
-----
Freight Corporation since October 1998. The program for the aircraft, which has been extended through September 2002, primarily operates five days per week flying round trip between Dayton, Ohio and Brussels, Belgium. The Company provided additional ad hoc cargo service with its DC-10-30 aircraft for Emery during fiscal 2001.

Renaissance. The Company flew one aircraft for Renaissance from August 1999,
-----------
providing exclusive air service to Europe from New York, until the agreement was mutually terminated in late 2000.

MAS. World Airways provided wet lease services to MAS from 1981 to 1999 for MAS'
---
scheduled passenger and cargo operations as well as transporting passengers for annual Hadj pilgrimages. Naluri, which owns 11.1% of World Airways' Common Stock at December 31, 2001, also owned 29% of MAS that it sold in February 2001. In 1999, the Company received approximately $7.3 million in revenue associated with minimum guarantee payments from MAS for aircraft that were not utilized. Effective October 1999, the Company ceased operating for MAS and in May 2000, the Company received $7 million from MAS in settlement of all aircraft lease and operating agreements between the two companies.

Information concerning the classification of the Company's revenues comprising 10% or more of total operating revenues is presented in the following table (in millions):

                                                 Year Ended December 31,
                                                 -----------------------
                                            2001          2000          1999
                                         ----------    ----------    ----------

     Passenger Charter Operations        $  279.2      $  210.1      $  195.6
     Cargo Charter Operations                37.3          53.0          67.6

Backlog

The Company had contract backlog of $167.2 million and $207 million at December 31, 2001 and 2000, respectively. Approximately 69% of the backlog at December 31, 2001 relates to its contracts with USAF, and the entire $167.2 million of backlog relates to air transportation services for 2002. The decrease in 2001 compared with 2000 is primarily due to the inclusion of Hadj airlift services and two full years of cargo service for Emery at December 31, 2000. See Note 12 of the Company's "Notes to Financial Statements" in Item 8 for additional information regarding major customers and foreign source revenue.

Maintenance

Airframe and engine maintenance costs that account for most of the Company's maintenance expenses typically increase as the aircraft fleet ages. The Company outsources major airframe maintenance and engine work to several suppliers. The Company has agreements expiring in 2005 with Delta Air Lines for all off-wing maintenance on the PW 4462 engines that power its MD-11 aircraft, and repair of MD-11 aircraft and its components. The Company also has maintenance agreements with Triumph for the repair of auxiliary power units on the MD-11 and DC-10-30 aircraft. These agreements with Triumph will expire in 2004 and 2005, respectively. In addition, the Company has a maintenance agreement with Honeywell for landing gear and brake repair on both aircraft types and it will expire in 2006.

Aviation Fuel

The Company incurs fuel expenses for full-service flights provided to customers. Certain full service contracts contain terms that limit the Company's exposure to increases in fuel prices. However, the terms of such contracts are renewed annually and take estimated market prices for fuel for the period under contract into consideration. Both the cost and availability of aviation fuel are subject to many economic and political factors and events occurring throughout the world and remain subject to various unpredictable economic and market factors that affect the supply of all petroleum products. Fluctuations in the price of fuel have not had a significant impact on the Company's operations because, in general, the Company's contracts with its customers that cover 96.7% of fuel purchased limit the Company's exposure to increases in fuel prices. Substantial increases in the price or the unavailability of aviation fuel could have a material adverse effect on the Company.

The Company's primary sources of aviation fuel are major oil companies at commercial airports and from United States military organizations at military bases. The Company's current fuel purchasing policy consists of the purchase of fuel within seven days in advance of all flights based on current prices set by individual suppliers. More than one supplier is under contract at several locations. The Company does not purchase fuel under long-term contracts nor does the Company enter into futures or fuel swap contracts.

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

The Company is subject to the jurisdiction of the FAA with respect to aircraft maintenance, flight operations, equipment, aircraft noise, ground facilities, dispatch, communications, training, weather observation, flight time, crew qualifications, aircraft registration and other matters affecting air safety. The FAA requires air carriers to obtain an operating certificate and operations specifications authorizing the carriers to operate to particular airports on approved international routes using specified equipment. These certificates and specifications are subject to amendment, suspension, revocation, or termination by the FAA. In addition, all of the Company's aircraft must have and maintain certificates of airworthiness issued or approved by the FAA. The Company currently holds an FAA air carrier operating certificate and operations specifications under Part 121 of the Federal Aviation Regulations. The FAA has the authority to suspend temporarily or revoke permanently the authority of the Company or its licensed personnel for failure to comply with regulations promulgated by the FAA and to assess civil penalties for such failures.

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

In 2000, the FAA issued an Airworthiness Directive ("AD") that will require the replacement of insulation blankets on the Company's MD-11 aircraft by June 2005. The Company has begun replacement of the affected insulation blankets on MD-11 aircraft. This is being accomplished in phases, during scheduled maintenance work, to minimize the impact on operational availability. The Company presently estimates that the cost of the replacement, including labor and material will total approximately $0.8 million per aircraft and approximately 25% of this work was complete at December 31, 2001.

In March 2001, the FAA issued a rule that requires the Company to install enhanced ground proximity warning systems in its aircraft by March 2005. The Company currently estimates that the cost of such installation will be approximately $65,000 per aircraft. In October 2001, the FAA also issued a proposed rule that will require the Company to modify the engine thrust reversers on its DC-10-30 aircraft. It is expected that the modifications will have to be completed by February 2005 and will cost approximately $0.6 million per aircraft. In response to the events of September 11/th/, the FAA issued Special Federal Aviation Regulation ("SFAR") 92 in October 2001 regarding general aircraft and cockpit security. The Company has complied with SFAR 92, and is currently at level II with restraint bars installed on each cargo and passenger aircraft. The Company is in the process of evaluating proposals relating to new cockpit door requirements, which will have to be accomplished by April 2003. The Company estimates that the cost of this phase of security will approximate $60,000 per aircraft. Additional requirements recommended but not yet put into law are cockpit security surveillance camera installations, which are estimated to cost approximately $16,000 per aircraft. It has also been recommended that the transponder be modified so that it cannot be disabled, which would cost approximately $6,000 per aircraft.

Due to increased airport security needs as a result of the September 11/th/ events and the potential for future attacks, Congress enacted in November 2001 the Aviation and Transportation Security Act ("the Act") which established the Transportation Security Administration ("the TSA") within the DOT. Consistent with the Act the TSA imposed a security service fee, effective February 1, 2002, in the amount of $2.50 per enplanement on passengers of domestic and foreign air carriers in air transportation, foreign air transportation, and intrastate air transportation originating at airports in the United States. The passengers will not be charged for more than two en planements per one-way trip or four enplanements per round trip. The air carriers must remit the fees imposed monthly to the TSA by the last calendar day of the following month.

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

Due to its participation in the CRAF program of the USAF, the Company is subject to inspections approximately every two years by the military as a condition of retaining its eligibility to perform military charter flights. The last such inspection was undertaken in 2001 and the Company met the requirements for continued participation in the CRAF program. The next inspection is anticipated to occur in 2003. The USAF may terminate its contract with the Company if the Company fails to pass such inspection or otherwise fails to maintain satisfactory performance levels, if the Company loses its airworthiness certificate or if the aircraft pledged to the contracts lose their U.S. registry or are leased to unapproved carriers.

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

Employees

As of December 31, 2001, the Company had 947 full time equivalent employees classified as follows:

     Classification                           Employees          %
     --------------                           ---------          -
     Officers                                      12           1.3
     Administrative and Operations                289          30.5
     Cockpit Crew                                 318          33.6
     Flight Attendants                            328          34.6
                                                  ---          ----
          Total Employees                         947         100.0
                                                  ---         -----

The Company's cockpit crewmembers are represented by the International Brotherhood of Teamsters (the "Teamsters") and are subject to a collective bargaining agreement that will be amendable June 30, 2003.

The Company's flight attendants also are represented by the Teamsters and are subject to a four-year collective bargaining agreement that became amendable July 1, 2000. In January 2002, the Company announced that it was requesting formal mediation assistance from the National Mediation Board to advance negotiations with its flight attendants. The Company concluded that mediation was needed, although the Teamsters union declined to join the application. In 1994, the Company's flight attendants argued that the "scope clause" of the collective bargaining agreement was violated by the Company's use of foreign flight attendant crews on the Company's flights for Garuda Indonesia which had historically been the Company's operating procedure. In contracts with certain customers, the Company is obligated to permit its customers to deploy their own flight attendants. While the arbitrator in this matter denied in 1997 the Union's request for back pay to affected flight attendants for flying relating to the 1994 Hadj, the arbitrator concluded that the Company's contract with its flight attendants requires the Company to first actively seek profitable business opportunities that require using the Company's flight attendants, before the Company may accept wet lease business opportunities that use the flight attendants of the Company's customers. Since 1997, the flight attendants have filed a number of similar "scope clause" grievances with respect to other wet-lease contracts and in 2001 they filed another "scope clause" grievance with respect to the 2001 Garuda Hadj agreement. An adverse decision on one or more of the grievances could have a material adverse impact on the financial condition or results of operations of World Airways.

The Company's aircraft dispatchers, who are represented by the Transport Workers Union ("TWU") are subject to a collective bargaining agreement that will be amendable December 31, 2003. Fewer than 15 Company employees are covered by this collective bargaining agreement.

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

Item 2.  Properties

Flight Equipment

As of December 31, 2001, the Company's operating fleet consisted of eight MD-11 and seven DC-10-30 aircraft, all of which are operated under operating leases. The MD-11 aircraft include five passenger aircraft (two of which are long-range versions), one freighter aircraft and two convertible aircraft which were in passenger configuration. The DC-10-30 aircraft include four freighter aircraft, two passenger aircraft, and one convertible aircraft which was in freight configuration. The Company also had one other DC-10-30 passenger aircraft that it removed from service in 2000 and returned to the lessor in February 2001. The Company has no scheduled deliveries of aircraft in 2002.

At December 31, 2001, the Company's operating fleet consisted of the following:

                                                                          Capacity
                                                                          --------
               Aircraft/(a)/                Passenger (Seats)/(b)/      Cargo (Tons)       Total
              --------------                ----------------------      ------------       -----
         McDonnell Douglas MD-11                     409                     --                3
         McDonnell Douglas MD-11F                     --                     95                1
         McDonnell Douglas MD-11CF                   410                     90                2
         McDonnell Douglas MD-11ER                   409                     --                2
         McDonnell Douglas DC-10-30                  356                     --                2
         McDonnell Douglas DC-10-30F                  --                     74                4
         McDonnell Douglas DC-10-30CF                380                     64                1
                                                                                           -----
              Total                                                                           15
                                                                                           =====

Notes
(a) "F" aircraft are freighters; "CF" are convertible freighters and may operate in either passenger or freight configurations. "ER" aircraft have extended-range capabilities.
(b) Based on maximum operating configurations. Other configurations are occasionally used.

The lease terms for six of the MD-11 aircraft expire in 2005 and 2006, and in 2022 for the two MD-11ER aircraft (assuming the exercise of 10-year lease extensions). In 1999, in conjunction with amending the leases for the two MD-11ER aircraft, the lessor obtained the right, if the Company fails to meet certain financial performance requirements, that allows the lessor to cancel the lease of the aircraft with 12 months notice. While certain financial requirements were not achieved in 2001, the Company has not been notified of any intent of the lessor to cancel the lease and does not expect to be notified due to excess capacity in the airline industry. If the Company fails to achieve a certain annual net income level in 2002 and subsequent years up to May 2004, the lessor has similar termination rights. The lease terms for three of the DC-10-30 aircraft expire in 2003, two expire in 2004, and another two expire in 2008. The Company also had one other DC-10-30 passenger aircraft it had removed from service in 2000 and returned to the lessor in February 2001.

Ground Facilities

The Company leases office space in Peachtree City, Georgia for its corporate headquarters and substantially all of the administrative employees of the Company.

Also, the Company leases office and warehouse space in Los Angeles, California; Wilmington, Delaware; Miami, Florida; Atlanta, Georgia; Baltimore, Maryland; New York, New York; Houston, Texas; Seattle, Washington; Yokota, Japan; and Frankfurt, Germany. Additional small office and maintenance material storage space is leased at often frequented airports to provide administrative and maintenance support for commercial and military contracts.

Item 3.   Legal Proceedings

A claim has been filed in the 19/th/ Civil Court District Court, Frankfurt, Germany, against the Company by a tour operator seeking approximately $3.5 million in compensation related to the cancellation of a summer program in 1996. The Company believes it has substantial defenses to this action, although no assurance can be given of the eventual outcome of this litigation.

Miami-Dade County is currently investigating and remediating various environmental conditions at the Miami International Airport (MIA). During the second quarter of 2001, the County filed a lawsuit against seventeen (17) defendants, which does not currently include World Airways, in an attempt to recover its past and future clean-up costs. This claim has been filed in the Florida Circuit Court for the 11th Judicial District in Dade County Florida. In addition to the seventeen (17) defendants named in the lawsuit, 243 other agencies and companies that were prior tenants at MIA (potentially responsible parties "PRP"), including World Airways, were issued letters advising of the lawsuit and indicating that any PRP's could be named as additional defendants in the future depending upon a determination as to the levels of contamination and the extent to which any PRP may have contributed to any alleged contamination. At this point certain PRP's, including World Airways, have joined a joint defense group to respond to the County's inquiries and investigation of the PRP's. This group is conducting preliminary investigations of the site in question to determine each PRP's potential exposure. This process is ongoing and the potential exposure of World Airways has yet to be determined.

In addition, World Airways is party to routine litigation and administrative proceedings incidental to its business, none of which is believed by the Company to be likely to have a material adverse effect on the financial condition and results of operations of the Company.

Item 4.   Submission Of Matters To A Vote Of Security Holders

No matters were submitted to a vote of securities holders during the fourth quarter of 2001.

PART II

Item 5.   Market For Registrant's Common Equity And Related Stockholder Matters

The Company's Common Stock currently trades on the Nasdaq SmallCap Market of The Nasdaq-Amex Market Group(SM) under the symbol: WLDA. The high and low bid prices of the Company's Common Stock, as reported by Nasdaq, for each quarter in the last two fiscal years are as follows:

                                                              Common Stock
                                                              ------------
                                                          High             Low
                                                          ----             ---
         2001
         ----
         Fourth Quarter ................................   .95             .44

         Third Quarter .................................  1.55             .57

         Second Quarter ................................  1.25             .80

         First Quarter .................................  1.66             .69


         2000
         ----
         Fourth Quarter ................................  1.63             .63

         Third Quarter .................................  1.19             .63

         Second Quarter ................................  1.03             .50

         First Quarter .................................  1.50             .72

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

A borrowing agreement with GMAC Commercial Credit, LLC contains restrictions on the Company's ability to pay dividends or make any distributions of Common Stock in excess of 5% of the total aggregate outstanding amount of stock, except that the Company may make quarterly dividends so long as in any six month period, such dividends do not exceed 50% of the Company's aggregate net income for the previous six months.

In June 2001, World Airways was informed by NASDAQ that the Company's common stock had not maintained a closing bid price of $1.00 for thirty consecutive trading days as required by a NASDAQ SmallCap Market rule. According to NASDAQ, World Airways needed to meet the $1.00 price requirements within 90 days (by September 18, 2001). If the closing bid price for the stock had been $1.00 or more for ten consecutive trading days anytime before September 18, 2001, NASDAQ would have determined if compliance with continued listing requirements had been achieved. If by September 18, 2001, the Company had been unable to demonstrate compliance, and had not requested a hearing before NASDAQ on a proposed delisting, the stock would have been delisted from the SmallCap Market. In such a case, the Company would have taken action to be listed on the over-the-counter Bulletin Board. In October 2001, the Company received official notice from NASDAQ that a moratorium had been placed on the minimum bid price and market value of public float requirements in response to the extraordinary market conditions following the September 11, 2001 terrorist attacks on the United States. The Company received notification in February 2002 that it would have 180 calendar days, or until August 13, 2002, to regain compliance with the bid price requirements.

The approximate number of shareholders of record at December 31, 2001 is 682, and does not include those shareholders who hold shares in street name accounts.

Item 6.   Selected Financial Data

The following selected financial data are derived from the audited financial statements of the Company. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and notes thereto.

                                                                                     Year Ended December 31,
                                                                --------------------------------------------------------------

                                                                   2001         2000          1999        1998          1997
                                                                   ----         ----          ----        ----          ----
                                                                             (in thousands except per share data)
Results of operations:
Operating revenues                                              $  317,866    $ 264,033     $ 263,998   $ 271,149    $ 309,412
Operating expenses                                                 338,595      262,926       274,247     274,317      292,555
Operating income (loss)                                            (20,729)       1,107       (10,249)     (3,168)      16,857
Earnings (loss) from continuing
     operations before income taxes,
     extraordinary item and accounting change                      (26,037)      (3,159)      (13,653)    (10,905)      12,230
Earnings (loss) from continuing operations
     before extraordinary item and
     accounting change                                             (26,037)      (3,159)      (13,653)    (11,032)      11,967
Discontinued operations                                                 --           --            --          --         (515)
Extraordinary item                                                      --           --         6,030          --           --
Accounting change                                                       --       22,744            --          --           --
Net earnings (loss)                                                (26,037)      19,585        (7,623)    (11,032)      11,452
Basic earnings (loss) per common share:
     Continuing operations                                           (2.42)       (0.33)        (2.04)      (1.54)        1.16
     Discontinued operations                                            --           --            --          --        (0.05)
     Extraordinary item                                                 --           --          0.90          --           --
     Accounting change                                                  --         2.36            --          --           --
     Net earnings (loss)                                             (2.42)        2.03         (1.14)      (1.54)        1.11
     Weighted average Common Stock outstanding                      10,775        9,641         6,692       7,161       10,302
Diluted earnings (loss) per common share:
     Continuing operations                                           (2.42)       (0.33)        (2.04)      (1.54)        1.09
     Discontinued operations                                            --           --            --          --        (0.05)
     Extraordinary item                                                 --           --          0.90          --           --
     Accounting change                                                  --         2.36            --          --           --
     Net earnings (loss)                                             (2.42)        2.03         (1.14)      (1.54)        1.04
     Weighted average Common Stock and common
         equivalent shares outstanding                              10,775        9,641         6,692       7,161       12,279
Pro forma amounts assuming new method
     of accounting is applied retroactively (unaudited):
         Earnings (loss) before discontinued
              operations and extraordinary item                 $  (26,037)   $  (3,159)    $  (7,810)  $  (5,236)   $   8,035
         Net earnings (loss)                                       (26,037)      (3,159)       (1,780)     (5,236)       7,257
     Basic earnings (loss) per share:
         Before discontinued operations and
              extraordinary item                                     (2.42)       (0.33)        (1.17)      (0.73)        0.78
         Net earnings (loss)                                         (2.42)       (0.33)        (0.27)      (0.73)        0.70
     Diluted earnings (loss) per share:
         Before discontinued operations and
              extraordinary item                                     (2.42)       (0.33)        (1.17)      (0.73)        0.65
         Net earnings (loss)                                         (2.42)       (0.33)        (0.27)      (0.73)        0.59
Financial Position:
Cash and short-term investments                                 $   19,540    $  15,682     $  12,406   $  16,893    $  25,887
Total assets                                                       112,229      113,890       109,736     116,437      149,148
Notes payable and long-term obligations including
     current maturities                                             62,396       64,024        63,287      80,492       88,966
Stockholders' deficiency                                           (31,104)      (7,280)      (29,838)    (23,627)      (4,771)

The Company changed its method of accounting for certain aircraft maintenance costs from the accrual method of accounting to the direct expense method effective January 1, 2000. See Note 3 of the Company's "Notes to Financial Statements" in Item 8 for additional information.

Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations presented below relates to the operations of World Airways as reflected in its financial statements.

Critical Accounting Policies

The preparation of the financial statements requires the Company to make estimates and judgments that affect the reported amount of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are those that are both most important to the portrayal of the Company's financial condition and results and that require management's most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

The following is an explanation of the Company's critical accounting policies, the judgments and uncertainties affecting the application of these policies, and the likelihood that materially different amounts would be reported under different conditions or using different assumptions.

Accounting for Aircraft Maintenance Costs

The Company's maintenance costs are prone to greater fluctuations from year to year under the direct expense method of accounting as opposed to the accrual method of accounting, which was used prior to the change in accounting effective January 1, 2000. Under the direct expense method, costs are recognized as maintenance services are performed and as nonrefundable maintenance payments required by lease agreements and maintenance contracts with outside maintenance providers become due.

The Company's aircraft are maintained by outside maintenance providers. In certain cases, aircraft maintenance costs are covered by maintenance "reserve" payments made to the lessors of the Company's aircraft. In these cases, the Company is required to set aside funds to cover future maintenance work. This is done by remitting these non-refundable amounts to the lessors each month. After qualifying maintenance is performed and paid for, the Company is reimbursed for amounts paid from the funds held by the lessors. The result of this arrangement is that the Company recognizes maintenance costs each month based on the amount of the maintenance reserves required to be paid to its lessors (usually based on a rate per hour flown). In other cases, maintenance work does not qualify for reimbursement from lessor reserves. This may be due to the type of maintenance performed or whether the aircraft component being maintained is covered by a lease agreement.

For maintenance that is not covered by lessor reserves, the Company recognizes the costs when maintenance services are performed and the costs are determinable. Therefore, these maintenance costs will fluctuate from period to period as scheduled maintenance work comes due or in the event unscheduled maintenance work must be performed.

It is also important to note that aggregate maintenance reserves paid to each of the Company's lessors may not be sufficient to cover actual maintenance costs incurred. In these cases, the Company incurs the cost of any shortfall when the maintenance services are performed and the costs are determinable.

Accounting for the Stabilization Act Grant

The 2001 fourth quarter results include the benefit of a $5.1 million grant the Company received from the federal government under the Stabilization Act to offset losses resulting from the terrorist attacks on the United States. This grant is included as a credit to operating expenses in the statement of operations.

Under the Stabilization Act, the Company is entitled to receive as a grant the lesser of its actual direct and incremental losses for the period September 11, 2001 to December 31, 2001 or its maximum allocation of grant funds as determined by the DOT.

The Company does not know its maximum allocation of grant funds, as the DOT has not finalized its allocations. However, the Company believes that the DOT would not have disbursed grant funds to the Company in excess of its maximum allocation.

In determining the grant amount to recognize in the fourth quarter of 2001, the Company compared the $5.1 million actually received to its calculation of actual direct and incremental losses incurred through December 31, 2001. This comparison was done separately for the Company's passenger and cargo results, because the Company has been required to report information in its filings to the DOT under the Stabilization Act in this manner, and in the aggregate for the combined passenger and cargo results.

The $5.1 million of grant funds received, which was received on the Company's passenger filings, exceed the actual direct and incremental passenger losses. However, grant funds received are less than the Company's calculation of actual direct and incremental losses incurred through December 31, 2001 on an aggregate basis. The Company believes that it will not be required to return any of the funds received under the passenger filings, because its aggregate direct and incremental losses exceed the $5.1 million of grant funds received.

The Company believes that it may receive a maximum of $2.8 million of additional grant funds in 2002, based on the excess of actual direct and incremental losses over the $5.1 million of grant funds received through December 31, 2001. However, no additional grants may be received or the Company may have to return grant funds already received based on the DOT's final determination of the above described amounts. Due to the uncertainty of the maximum allocation amount determined by the DOT and the fact that the DOT has not completed its final review of the Company's calculation of actual direct and incremental losses, the Company determined that it would not be appropriate to accrue the benefit of any additional grant funds until their receipt is certain.

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

If the Company determines that assets, such as aircraft parts, are no longer needed to support operations, they are reclassified to assets held for sale and are recorded at the lower of cost or estimated net realizable value. Net realizable value is determined based on the estimated fair value (measured by using a current selling price for similar assets) less estimated selling costs. Changes in industry capacity, the manner of use by the Company of its assets, and demand for air transportation can significantly impact fair value.

Results Of Operations

General

The Company incurred a net loss of $26.0 million for the year ended December 31, 2001, as compared to net income of $19.6 million for the year ended December 31, 2000 and a net loss of $7.6 million for the year ended December 31, 1999. Results for 2001 include the benefit of a $5.1 million grant received from the federal government under the Stabilization Act. Results for 2000 include a $22.7 million benefit resulting from the cumulative effect of an accounting change for certain aircraft maintenance costs and a $7.0 million benefit relating to the settlement of a contract dispute with a former customer. Results for 1999 include a $6.0 million extraordinary gain on the early extinguishment of debt. Had the Company not received the benefit of these unusual items, the Company's net losses would have been $31.1 million, $10.1 million, and $13.6 million for the years ended December 31, 2001, 2000, and 1999, respectively.

The following table provides statistical data, used by management in evaluating the operating performance of the Company, for the years ended December 31, 2001, 2000, and 1999.


                                                                            Year Ended December 31,
                                                      -------------------------------------------------------------
                                                             2001                  2000                   1999
                                                             ----                  ----                   ----
         Revenue block hours:
              Full service passenger                  18,108      54%       14,366      46%         13,461      40%
              Full service cargo                         337       1%          ---      ---            ---      ---
              ACMI passenger                           7,397      22%        6,419      21%          6,402      19%
              ACMI cargo                               7,053      22%        9,867      31%         13,190      39%
              Miscellaneous                              483       1%          657       2%            542       2%
                                                      ------     ----       ------     ----         ------     ----
              Total                                   33,378     100%       31,309     100%         33,595     100%
                                                      ------     ----       ------     ----         ------     ----

         Aircraft at year-end                                 15                      11                      10
         Average available aircraft per day                 12.9                     10.1                    10.9
         Average daily utilization                           7.1                      8.5                     8.4
              (block hours flown per day per aircraft)

Adverse Impact of Terrorist Attacks

On September 11, 2001, the FAA ordered all civilian aircraft operating in U.S. airspace grounded due to terrorist attacks. On September 22, 2001, President Bush signed into law the Air Transportation Safety and System Stabilization Act ("Stabilization Act"), which provides, among other things, for (1) $5 billion in payments to compensate U. S. air carriers for losses incurred as a result of the terrorist attacks that occurred on September 11, 2001; (2) $10 billion in federal credit instruments (loan guarantees) to U.S. air carriers to guarantee loans from lenders to those air carriers, subject to certain conditions and fees; (3) the authority of the Secretary of Transportation to reimburse air carriers (which authority expires 180 days after enactment of the Stabilization
Act) for the increase in the cost of insurance; (4) deferral of the payment by U.S. air carriers of certain taxes; and (5) a $100 million liability limit for U.S. air carriers, at the discretion of the Secretary of Transportation, for acts of terrorism committed during a 180-day period following enactment of the Stabilization Act.

The impact of the terrorist attacks of September 11, 2001 and their aftermath on the Company and the sufficiency of its financial resources to absorb this impact will depend on a number of factors, including: (1) the adverse impact of the terrorist attacks on the economy in general; (2) the level of air travel demand, mix of cargo and passenger travel and related revenues; (3) the Company's ability to reduce its operating costs and conserve its financial resources, taking into account the increased costs that it will incur as a consequence of the attacks; (4) the higher costs associated with new FAA security directives and any other increased regulation of air carriers; (5) the significantly higher costs of aviation insurance coverage, and the extent to which such insurance will continue to be commercially available to the Company and its vendors; (6) the ability of the Company to reduce its costs and the timing of those cost reductions; (7) the ability of the Company to raise financing in light of the various factors referred to herein; (8) the Company's ability to renegotiate its aircraft lease rates; and (9) the extent of the benefits received by the Company under the Stabilization Act or regulations issued pursuant thereto. Presently, the Company is unable to estimate the entire impact on it of the events of September 11, 2001, and the sufficiency of its financial resources to absorb that impact, including the mitigating effects of the Stabilization Act and other actions taken by the Company. However, given the magnitude of these unprecedented events and the possible subsequent effects, the adverse impact to the Company's financial condition, results of operations and its prospects will be material.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Operating Revenues. Operating revenues increased $53.9 million, or 20.4%, to
------------------
$317.9 million in 2001 from $264.0 million in 2000. The increase in operating revenue was primarily attributable to more block hours for USAF and commercial passenger ACMI flying offset by less cargo ACMI and commercial full-service flying. The USAF revenue increased in 2001 due to the larger fixed contract base as well as additional expansion flying related to increased military activity.

Operating Expenses. Total operating expenses increased to $338.6 million in 2001
------------------
from $262.9 million in 2000. Total operating expenses for 2001 were reduced by a $5.1 million grant received under the Stabilization Act from the federal government. Total operating expenses for 2000 were reduced by a $7.0 million contract dispute settlement received from Malaysia Airlines.

Flight expenses include all expenses related directly to the operation of the aircraft other than maintenance, aircraft rent, insurance and fuel. Also included are expenses related to flight dispatch and flight operations administration. Flight expenses increased $17.8 million, or 20.2%, in 2001 to $106.0 million from $88.2 million in 2000. This increase resulted primarily from an increase of $16.3 million in pilot and flight attendant costs caused by increased staffing levels necessitated by the increase in full service USAF flying and additional cargo aircraft. Pilot payroll costs also increased due to contractual wage increases.

Maintenance expenses increased $28.7 million, or 82.2%, in 2001 to $63.6 million from $34.9 million in 2000. The increase in 2001 was primarily due to the following:

     . $7.4 million for completed engine overhauls, which are the amounts in excess of paid reserves that are available for reimbursement from the lessors;
     . $5.0 million of thrust reverser and landing gear overhauls and $0.6 million for additional work required on APU overhauls;
     . credits in fiscal 2000 of $1.0 million for the reversal of maintenance accruals, $0.8 million for the recording of accounts receivable related to insurance settlements on aircraft repairs, $0.6 million for the cumulative interest on security deposits for two MD-11 aircraft and $3.0 million for engine parts that were recovered in the fourth quarter of 2000;
     . $2.6 million of required lease reserve maintenance payments due primarily to the net three additional DC-10-30 aircraft added to the fleet as well as more block hours flown;
     . $4.1 million in aircraft component repairs, of which approximately $2.0 million are not anticipated to be incurred in future periods...these are costs related to the initiation of the power-by-the-hour maintenance agreement for MD-11 aircraft components and the wheel/brake cost per landing agreement;
     .    $0.6 million related to the write-off of a prepaid maintenance item;
          and
     . scheduled maintenance checks, insurance deductibles and higher wage as well as personnel expenses for mechanics.

Aircraft costs increased $7.1 million, or 10.1%, to $77.6 million in 2001 from $70.5 million in 2000. This was primarily due to the increase in the number of average aircraft to 12.9 in 2001 from 10.1 in 2000, offset by reductions in the lease rates for the fleet of MD-11 aircraft. See "Liquidity and Capital Resources" for information on deferrals of aircraft rent payments that affect the financial position of the Company at December 31, 2001 and the Company's financial commitments for 2002 and beyond.

Fuel expenses increased $13.0 million, or 46.4%, in 2001 to $41.0 million from $28.0 million in 2000. This increase reflects the increase in block hours flown together with an increase in average fuel prices per gallon to $0.88 in 2001 from $0.76 in 2000. The Company is generally able to pass fuel cost increases through to its customers.

Commissions increased by $8.1 million in 2001 principally as a result of the increase in AMC business in 2001 and an increase in the commission rate on this AMC business.

Subcontract flying costs decreased $6.0 million to $0.9 million in 2001 from $6.9 million in 2000. The higher costs in 2000 resulted from outsourcing flights during 2000 due to aircraft being out of service for maintenance.

Sales, general and administrative expenses increased $5.8 million, or 20.5%, to $34.1 million in 2001 from $28.3 million in 2000. This increase is primarily the result of costs associated with the relocation of the Company's headquarters from Virginia to Georgia as well as additional expense related to the allowance for doubtful accounts receivable, outside legal fees, equipment rentals, outside services, and employment recruiting and advertising. The Company expects to have lower sales, general and administrative expenses in 2002 due to the absence of relocation costs.

Other Expense/Net. Total other expense, net increased by $1.0 million in 2001
-----------------
compared with 2000. This increase was primarily due to $0.7 million of prepayment penalties incurred due to the early repayment of debt in connection with a sale leaseback of two owned engines in June 2001.

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

Operating Expenses. Total operating expenses decreased to $262.9 million in 2000
------------------
from $274.2 million in 1999. Total operating expenses for 2000 were reduced by a $7.0 million contract dispute settlement received from MAS.

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

Maintenance expenses decreased $13.5 million, or 27.9%, in 2000 to $34.9 million from $48.4 million in 1999. This decrease resulted from a number of reasons including the change in accounting, the reduction in block hours flown and a decrease in the average number of aircraft from 10.9 to 10.1. If the new method of accounting that was adopted effective January 1, 2000 had been implemented for 1999, maintenance expenses for 1999 would have been $5.8 million lower. The Company also recorded a credit of $3.0 million for engine parts that were recovered in the fourth quarter of 2000. These parts are included in equipment and property at December 31, 2000.

Aircraft costs decreased $5.6 million, or 7.4%, in 2000 to $70.5 million from $76.1 million in 1999. This decrease principally reflects reductions in the lease rates for the fleet of MD-11 aircraft and the return of two DC-10-30 aircraft in the second quarter of 1999.

Fuel expenses increased $5.0 million, or 21.7%, in 2000 to $28 million from $23.0 million in 1999. This increase reflects the increase in full service block hours flown together with an increase in average fuel prices per gallon to $0.76 in 2000 from $0.68 in 1999. The Company is generally able to pass fuel cost increases through to its customers.

Depreciation and amortization decreased $1.6 million, or 19.5%, in 2000 to $6.6 million from $8.2 million in 1999. This decrease resulted primarily from a decrease resulting from the sale leaseback of an engine in the first quarter of 2000 and the ending of amortization of an intangible asset in 1999.

Sales, general and administrative expenses decreased $2.3 million, or 7.5%, in 2000 to $28.3 million from $30.6 million in 1999. This decrease principally reflects the effect of cost control measures the Company has implemented in personnel costs in recent years.

Other Expense/Net. Interest expense decreased $0.9 million in 2000 to $5.4
-----------------
million from $6.3 in 1999. This decrease resulted from reductions in the average amount of debt outstanding. Other non-operating income in 1999 includes gains of approximately $2 million on the sale of the Company's interest in an unaffiliated communications company. There were no comparable gains in 2000.

Liquidity and Capital Resources

World Airways is highly leveraged. At December 31, 2001, World Airways' current assets were $50.4 million and current liabilities were $80.5 million. As of December 31, 2001, the Company had outstanding long-term debt and capital leases of $40.9 million, and notes payable and current maturities of long-term obligations of $21.5 million. In addition, the Company has significant long-term obligations relating to operating leases for aircraft and spare engines.

The Company believes that aggregated information about contractual obligations and commercial commitments provided in a single location is beneficial to understanding and evaluating the Company's liquidity. The following table presents this aggregated information as of December 31, 2001:

                                                                   Payments Due by Period (in thousands)
                                                                   -------------------------------------
        Contractual obligations
        -----------------------
                                                    2002      2003       2004      2005      2006   Thereafter        Total
                                                    ----      ----       ----      ----      ----   ----------        -----
        Notes payable                           $ 19,756   $   ---   $    ---   $   ---   $   ---     $    ---     $ 19,756
        Long-term debt and
              capital lease obligations            1,788       307     40,545       ---       ---          ---       42,640
        Operating leases                          81,045    84,216     71,285    57,930    29,908      258,955      583,339
                                                --------   -------   --------   -------   -------     --------     --------
        Total contractual cash obligations      $102,589   $84,523   $111,830   $57,930   $29,908     $258,955     $645,735

The Company has no unconditional purchase obligations or other commercial commitments (such as letters of credit or guarantees).

During the third and fourth quarters of 2001, the Company began paying amounts less than its contractual aircraft rent obligations in order to conserve cash. The Company continued to recognize expense for the full amount of its contractual rent payments due. The accrual for unpaid contractual rent obligations is $9.8 million and is included as accrued rent in the current liabilities section of the Balance Sheet at December 31, 2001. The Company's aircraft lessors have agreed to amended terms of the aircraft lease agreements to provide for the repayment of the unpaid contractual rent obligations.

These amended lease terms provide for repayment of contractual rent obligations under various methods including scheduled monthly payments bearing interest at 7 to 8 percent, payments based on a percentage of profits in future years, or with specified maintenance deposits (as defined) previously paid by the Company and held by lessors. In addition, the Company agreed to extend certain lease terms, which will result in additional future minimum operating lease obligations of approximately $36 million, which is not included in the Company's future minimum lease obligations at December 31, 2001.

The Company has an agreement with GMAC Commercial Credit, LLC ("GMAC") expiring in April 2004, whereby subject to certain conditions and limitations, GMAC will make loans and advances against spare parts and receivables and issue or facilitate the issuance of letters of credit ("the Agreement"). At December 31, 2001, the Agreement had a maximum capacity of up to $25.0 million, subject to borrowing base amounts related to receivables and spare parts, as defined, which collateralize borrowings. The Agreement provides for an unused facility fee of ..25 of 1% and interest on outstanding borrowings at prime plus 1%. Prime was 4.75% at December 31, 2001. Further, the receivables facility allows for the issuing of letters of credit to a sub-limit of $4 million for an issuance and availability fee and interest of .125 of 1%.

At December 31, 2001, the loans under the Agreement were $19.8 million, which included $11 million against eligible spare parts inventory and $8.8 million against eligible receivables. At December 31, 2001, outstanding letters of credit were $1.4 million. At December 31, 2001, the Company had submitted all of its available eligible receivables under the Agreement.

The Agreement contains dividend and borrowing restrictions as well as covenants related to the Company's financial condition and operating results. In March 2002, GMAC agreed to an amendment which waived violation of the debt coverage ratio covenant for the quarter ended December 31, 2001 and restated the tangible net worth covenant as of March 31, 2002. This amendment requires that the Company reduce the spare parts loan from $11 million to $6 million by July 1, 2002.

The Stabilization Act includes an Air Carrier Loan Guarantee Program. This program is designed to assist viable airlines that suffered financially as a result of September 11/th/ who do not otherwise have access to reasonable credit. The loan guarantee is subject to certain conditions and fees, including the potential requirement that the U.S. Government be issued warrants or other equity instruments in connection with such loan guarantees. The program's application deadline is June 28, 2002. The Company is currently evaluating whether to apply. If the Company does apply and its application is approved, the Company will undertake such a financing only if needed. There can be no assurance that this source of financing will be available to the Company.

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

Although there can be no assurances, World Airways believes that the combination of its existing contracts and additional business which it expects to obtain, along with its existing cash, and financing arrangements, will be sufficient to allow the Company to meet its cash requirements related to operating and capital requirements for 2002.

Cash Flows from Operating Activities

Operating activities used $19.6 million in cash for the year ended December 31, 2001 compared to using $2.3 million in 2000. The cash used in 2001 principally reflects the $26.0 million loss, net non-cash income statement charges of $6.6 million, a $9.5 million increase in trade accounts receivable, and a net increase in cash of $9.3 million due to other changes in operating assets and liabilities.

From February 2000 through August 2001, the Company had an 18-month salary exchange program for most of its employees. Under the program, participating employees exchanged up to 10% of wages for Common Stock on the basis of one share of stock for each $1.19375 of wages exchanged and certain executives exchanged additional amounts on the same basis. The program produced total cash savings of approximately $5.6 million during the 18-month program and resulted in the issuance of approximately 4.7 million shares of Common Stock.

Cash Flows from Investing Activities

Investing activities used $0.9 million in cash for the year ended December 31, 2001, compared to using $1.6 million in 2000. In 2001, cash was generated by the sale and maturity of marketable investments, net of purchases of rotable spare parts, computer equipment, leasehold improvements and other fixed assets. In 2000, cash was used primarily for the purchase of spare parts.

Cash Flows from Financing Activities

Financing activities generated $25.6 million in cash for the year ended December 31, 2001 compared to generating $6.6 million in 2000. In 2001, the Company received $17.5 million of proceeds from sale leaseback transactions on four engines and had deferred aircraft rent obligations of $9.8 million. The repayment of debt on engines subject to the sale leaseback transactions, along with scheduled debt payments, resulted in repayment of $9.9 million of debt. In 2000, the principal transactions were $6.1 million of cash generated by a sale leaseback transaction offset by $6.4 million of debt repayments.

Capital Commitments/Financing Developments

The FAA has issued and proposed a number of Airworthiness Directives ("AD's") that will require the Company to make modifications to its aircraft. They are as follows:
     . the replacement of insulation blankets on the Company's MD-11 aircraft by June 2005 that is expected to cost approximately $0.8 million per aircraft (approximately 25% of this work has been completed);
     . the installation of enhanced ground proximity warning systems in its aircraft by March 2005 that is expected to cost approximately $65,000 per aircraft;
     . the modification of thrust reversers on the Company's DC-10-30 aircraft by February 2005 that is estimated to cost approximately $0.6 million per aircraft; and
     . various modifications required by Special Federal Aviation Regulation ("SFAR") 92 regarding general aircraft and cockpit security in response to the events of September 11th and the Company will apply for reimbursement from the federal government for any costs incurred in accomplishing the required and recommended items relating to increased aircraft security.

The Company expects to finance the cost of the AD's through internally generated funds.

World Airways' capital expenditures for 2002 other than the cost of AD's are currently expected to be approximately $1.0 million, principally for the purchase of aircraft related assets, which it expects to finance from working capital.

In certain circumstances, including the Company's Common Stock being delisted from trading and a change in control of the Company, as defined, the holders of the Company's $40.5 million of convertible senior debentures due in 2004 could require the Company to repurchase the outstanding debentures. The Company obtained an outside legal opinion that delisting from the NASDAQ SmallCap Market would not trigger a default if the Company was able to have its stock listed on the over the counter ("OTC") bulletin board. Management believes that, in the event of being delisted from trading on the NASDAQ SmallCap Market, the Company would be successful in having its stock listed on an OTC bulletin board.

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

Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, (SFAS No. 141) and SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No.
142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121 and subsequently, SFAS No. 144 after its adoption.

The Company adopted the provisions of SFAS No. 141 as of July 1, 2001, and SFAS No. 142 is effective January 1, 2002. The Company does not expect either of these standards to have an impact on the Company's financial position or results of operations.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143). SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company also records a corresponding asset, which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003. The Company does not expect this standard to have a material impact on the Company's future financial position or results of operations.

In August, 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company is required to adopt SFAS No. 144 on January 1, 2002. The Company does not expect this standard to have a material impact on the Company's future financial position or results of operations.

Other Matters

Inflation

The Company believes that neither inflation nor changing prices have had a material effect on the Company's revenues during the past three years.

Corporate Headquarters

In 2001, the Company relocated its corporate headquarters to Peachtree City, Georgia. Hollis L. Harris, World Airways' Chairman, CEO, and President, is a principal in the company that owns the building, for which the Company signed a lease for a 15-year term beginning May 1, 2001. The Company's Board of Directors verified with a nationally recognized tenant brokerage firm that the new lease rate was equivalent to what could be obtained in arm's length negotiations with an independent party. Obligations for rent under the lease aggregating $16.2 million at December 31, 2001 are included with future annual minimum lease payments for operating leases in Note 8.

Item 7a.   Quantitative And Qualitative Disclosures About Market Risk

World Airways does not have any material exposure to market risks.

With respect to interest rate risks at December 31, 2001, interest rates on all of the Company's long-term debt and capitalized lease obligations aggregating $42.6 million are fixed. Borrowings under the Company's Credit Agreement, $19.8 million at December 31, 2001, bear interest at prime plus 1%. Based on the average outstanding month-end balances during 2001, each 1% change in the prime rate would have increased or decreased the Company's interest cost by approximately $152,600. Based on the balance outstanding at December 31, 2001, each 1% change in the prime rate will increase or decrease the Company's interest cost by approximately $198,000 on an annual basis. See Notes 7 and 8 of "Notes to Financial Statements" in Item 8. The Company has not entered into any obligations for trading purposes.

With respect to foreign currency exchange rate risks, although a significant percentage of the Company's revenues are derived from foreign customers, all revenues and substantially all expenses are denominated in U.S. dollars. The Company maintains minimal balances in foreign bank accounts to facilitate the payment of expenses.

The Company is not exposed to commodity price risks except with respect to the purchase of aviation fuel. However, fluctuations in the price of fuel have not had a significant impact on the Company's operations in recent years because, in general, the Company's contracts with its customers limit the Company's exposure to increases in fuel prices. The Company purchases no fuel under long-term contracts nor does the Company enter into futures or swap contracts at this time.

Item 8.   Financial Statements And Supplementary Data

                               WORLD AIRWAYS, INC.
                                 BALANCE SHEETS
                                 (in thousands)

                                                                          December  31,
                                                                      ---------------------
                                                                        2001         2000
                                                                      --------     --------
ASSETS
Current assets
     Cash and cash equivalents, including restricted cash of $662
         in  2001 and $2,828 in 2000                                  $ 19,540     $ 14,386
     Short-term marketable investments                                      --        1,296
     Accounts receivable, less allowance for doubtful accounts
         of $1,350 in 2001 and $331 in 2000                             25,219       15,758
     Prepaid expenses and other current assets                           5,641        7,922
                                                                      --------     --------
         Total current assets                                           50,400       39,362

Equipment and property

     Flight and other equipment                                         74,292       90,060
     Equipment under capital leases                                      9,463        9,463
                                                                      --------     --------
                                                                        83,755       99,523
     Less:  accumulated depreciation and amortization                   41,223       41,974
                                                                      --------     --------
         Net equipment and property                                     42,532       57,549

Long-term deposits                                                      18,777       15,848

Marketable investments                                                      --          389

Other assets and deferred charges, net of amortization
     of $989 in 2001 and $817 in 2000                                      520          742
                                                                      --------     --------
Total assets                                                          $112,229     $113,890
                                                                      ========     ========

                               WORLD AIRWAYS, INC.
                                 BALANCE SHEETS
                       (in thousands except share amounts)

                                                                                  December 31,
                                                                            ------------------------
                                                                               2001           2000
                                                                            ---------      ---------
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
     Notes payable                                                          $  19,756      $  11,532
     Current maturities of long-term obligations                                1,787          3,523
     Accounts payable                                                          30,527         18,780
     Accrued rent                                                              11,362            358
     Unearned revenue                                                           3,400          6,278
     Accrued maintenance                                                        1,543          2,182
     Accrued salaries and wages                                                 7,850          8,250
     Accrued taxes                                                              3,158          1,539
     Other accrued liabilities                                                  1,090          1,121
                                                                            ---------      ---------
         Total current liabilities                                             80,473         53,563
                                                                            ---------      ---------

Long-term obligations, net of current maturities                               40,853         48,969

Other liabilities

     Deferred gain from sale-leaseback transactions, net of accumulated
         amortization of $11,966 in 2001 and $10,313 in 2000                    6,096          3,351
     Accrued post-retirement benefits                                           2,861          2,992
     Deferred rent                                                             13,050         12,295
                                                                            ---------      ---------
         Total other liabilities                                               22,007         18,638
                                                                            ---------      ---------
Total liabilities                                                             143,333        121,170
                                                                            ---------      ---------

Stockholders' deficiency
     Preferred Stock, $.001 par value (5,000,000 shares
          authorized and no shares issued or outstanding)                          --             --
     Common Stock, $.001 par value (40,000,000 shares authorized;
         12,147,141 shares issued; 10,920,787 outstanding in
         2001 and 10,334,480 outstanding in 2000)                                  12             12
     Additional paid-in capital                                                24,165         23,980
     Deferred compensation, employee salary exchange program                       --         (1,735)
     Accumulated deficit                                                      (42,424)       (16,387)
     Treasury stock, at cost (Common Stock--1,226,354 shares in 2001
         and 1,812,661 shares in 2000)                                        (12,857)       (13,150)
                                                                            ---------      ---------
              Total stockholders' deficiency                                  (31,104)        (7,280)
                                                                            ---------      ---------
Commitments and contingencies

Total liabilities and stockholders' deficiency                              $ 112,229      $ 113,890
                                                                            =========      =========

                 See accompanying Notes to Financial Statements

                                WORLD AIRWAYS, INC.
                            STATEMENTS OF OPERATIONS
                     (in thousands except per share amounts)

                                                                      Years Ended December 31,
                                                                -----------------------------------
                                                                   2001         2000         1999
                                                                ---------    ---------    ---------
Operating revenues
     Flight operations                                          $ 316,523    $ 263,067    $ 263,156
     Other                                                          1,343          966          842
                                                                ---------    ---------    ---------
         Total operating revenue                                  317,866      264,033      263,998
                                                                ---------    ---------    ---------
Operating expenses

     Flight                                                       106,022       88,238       78,802
     Maintenance                                                   63,560       34,930       48,411
     Aircraft costs                                                77,631       70,508       76,079
     Fuel                                                          40,955       27,972       22,986
     Flight operations subcontracted to other carriers                924        6,943        2,650
     Commissions                                                   14,514        6,450        6,594
     Depreciation and amortization                                  5,908        6,590        8,165
     Sales, general, and administrative                            34,134       28,270       30,560
     Settlement of contract dispute                                    --       (6,975)          --
     Airline stabilization act grant                               (5,053)          --           --
                                                                ---------    ---------    ---------
         Total operating expenses                                 338,595      262,926      274,247
                                                                ---------    ---------    ---------
Operating income (loss)                                           (20,729)       1,107      (10,249)
Other income (expense)
     Interest expense                                              (5,981)      (5,442)      (6,299)
     Interest income                                                  549        1,021          917
     Other, net                                                       124          155        1,978
                                                                ---------    ---------    ---------
         Total other, net                                          (5,308)      (4,266)      (3,404)
                                                                ---------    ---------    ---------
Earnings (loss) before income taxes, extraordinary item
     and cumulative effect of accounting change                   (26,037)      (3,159)     (13,653)
Income tax expense                                                     --           --           --
                                                                ---------    ---------    ---------
Earnings (loss) before extraordinary item and
     accounting change                                            (26,037)      (3,159)     (13,653)
Extraordinary item - gain on extinguishment of debt                    --           --        6,030
Cumulative effect of change in method of accounting
     for certain maintenance costs                                     --       22,744           --
                                                                ---------    ---------    ---------
         Net earnings (loss)                                    $ (26,037)   $  19,585    $  (7,623)
                                                                =========    =========    =========

Basic and diluted earnings (loss) per share:
     Earnings (loss) before extraordinary item and cumulative
         effect of accounting change                            $   (2.42)   $   (0.33)   $   (2.04)
     Extraordinary item                                                --           --         0.90
     Cumulative effect of accounting change                            --         2.36           --
                                                                ---------    ---------    ---------
         Net earnings (loss)                                    $   (2.42)   $    2.03    $   (1.14)
                                                                =========    =========    =========
Weighted average shares outstanding                                10,775        9,641        6,692
                                                                =========    =========    =========
Pro forma amounts assuming new method of accounting is
     applied retroactively (unaudited):
         Earnings (loss) before extraordinary item              $ (26,037)   $  (3,159)   $  (7,810)
         Net earnings (loss)                                      (26,037)      (3,159)      (1,780)
     Basic and diluted earnings (loss) per share:
         Before extraordinary item                                  (2.42)       (0.33)       (1.17)
         Net earnings (loss)                                        (2.42)       (0.33)       (0.27)

                 See accompanying Notes to Financial Statements

                               WORLD AIRWAYS, INC.
                              STATEMENTS OF CHANGES
                           IN STOCKHOLDERS' DEFICIENCY
                  Years ended December 31, 2001, 2000, and 1999
                       (in thousands except share amounts)


                                               Additional                                Treasury                    Total
                                      Common     Paid-In      Deferred     Accumulated     Stock,                 Stockholders'
                                      Stock      Capital    Compensation     Deficit      at Cost      Other        Deficiency
                                     --------  ----------   ------------   -----------   ---------    --------    -------------
Balance at December 31, 1998         $     12   $ 45,522        $   --      $(28,434)     $(39,381)   $ (1,346)     $(23,627)
8% Debentures converted into
    137,000 shares of Common Stock         --      1,207            --            --            --          --         1,207
Reclassification of
    WorldCorp receivables                  --         --            --            85            --        (399)         (314)
Settlement of receivables-
    WorldCorp, net
    (1,069,000 shares of
       Common Stock received)              --         --            --            --        (1,745)      1,745            --
Exercise of 10,000 stock options           --         10            --            --            --          --            10
Amortization of warrants                   --        118            --            --            --          --           118
Treasury stock (368,000 shares)
    issued to acquire 8%                   --         --            --            --           391          --           391
    Debentures
Net loss                                   --         --            --        (7,623)           --          --        (7,623)
                                     --------   --------      --------      --------      --------    --------      --------
Balance at December 31, 1999               12     46,857            --       (35,972)      (40,735)         --       (29,838)
Issuance of 3,733,000 shares
    of restricted Common Stock
    under Employee Salary
    Exchange Program                       --    (23,072)       (4,456)           --        27,528          --            --
Common stock purchases
     (224,000 shares)                      --         --            --            --          (286)         --          (286)
Amortization of deferred
    Compensation, accrual
    of changes in Employee
    Salary Exchange Program and
    other (379,000 shares)                 --         --         2,721            --           343          --         3,064
Amortization of warrants                   --        195            --            --            --          --           195
Net earnings                               --         --            --        19,585            --          --        19,585
                                     --------   --------      --------      --------      --------    --------      --------
Balance at December 31, 2000               12     23,980        (1,735)      (16,387)      (13,150)         --        (7,280)
Common stock purchases
     (17,500 shares)                       --         --            --            --           (18)         --           (18)
Amortization of deferred
    Compensation, accrual
    of changes in Employee
    Salary Exchange Program and
    other 603,000 shares)                  --         --         1,735            --           311          --         2,046
Amortization of warrants                   --        185            --            --            --          --           185
Net loss                                   --         --            --       (26,037)           --          --       (26,037)
                                     --------   --------      --------      --------      --------    --------      --------
    Balance at December 31, 2001     $     12   $ 24,165      $     --      $(42,424)     $(12,857)   $     --      $(31,104)
                                     ========   ========      ========      ========      ========    ========      ========

                 See accompanying Notes to Financial Statements

                               WORLD AIRWAYS, INC.
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                       Years Ended December 31,
                                                                                ------------------------------------
                                                                                  2001          2000         1999
                                                                                  ----          ----         ----
Cash and cash equivalents at beginning of year                                  $ 14,386     $ 11,725    $   16,893
Cash flows from operating activities:
   Net earnings (loss)                                                           (26,037)      19,585        (7,623)
   Adjustments to reconcile net earnings (loss) to cash
     provided (used) by operating activities:
         Depreciation and amortization                                             5,908        6,590         8,165
         Deferred gain recognition                                                (1,655)      (1,248)       (1,057)
         Extraordinary gain                                                           --           --        (6,030)
         Cumulative effect of accounting change                                       --      (22,744)           --
         Recovered parts                                                              --       (3,000)           --
         Provision for doubtful accounts                                           1,019           --           450
         Deferred compensation and other                                           2,311        3,434           533
         Increase (decrease) in cash resulting from changes
              in operating assets and liabilities:
              Accounts receivable                                                (10,480)      (4,533)       (3,799)
              Deposits, prepaid expenses and other assets                           (175)      (3,709)         (626)
              Accounts payable, accrued expenses and other liabilities            12,386        1,209        15,963
              Unearned revenue                                                    (2,878)       2,126         1,823
                                                                                --------     --------    ----------
         Net cash provided (used) by operating activities                        (19,601)      (2,290)        7,799
                                                                                --------     --------    ----------

Cash flows from investing activities:
   Purchases of equipment and property                                            (3,563)      (2,508)       (2,103)
   Proceeds from disposals of equipment and property                                 996          227         1,398
   Maturities (purchase) of marketable investments, net                            1,685          681        (2,373)
                                                                                --------     --------    ----------
         Net cash used by investing activities                                      (882)      (1,600)       (3,078)
                                                                                --------     --------    ----------

Cash flows from financing activities:
   (Decrease) increase in line of credit, net                                      8,224        6,452          (134)
   Deferral of aircraft rent obligations                                           9,760           --            --
   Issuance of debt                                                                   --          675            --
   Repayment of debt                                                              (9,852)      (6,390)       (9,765)
   Proceeds of sale/leaseback transactions                                        17,505        6,100            --
    Acquisition of Common Stock, at cost                                              --        (286)            --
   Proceeds from exercise of stock options                                            --           --            10
                                                                                --------     --------    ----------
         Net cash provided (used) by financing activities                         25,637        6,551        (9,889)
                                                                                --------     --------    ----------

Net increase (decrease) in cash and cash equivalents                               5,154        2,661        (5,168)
                                                                                --------     --------    ----------

Cash and cash equivalents at end of year                                        $ 19,540     $ 14,386    $   11,725
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

Financial Statement Reclassifications

Certain items in the prior year financial statements included herein have been reclassified to conform to the 2001 financial statement presentation.

Segment Information

World Airways operates within one segment, air transportation.

Use of Estimates

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

Marketable Investment Securities

Investments generally consist of commercial paper and municipal debt that the Company accounts for as "available for sale" in accordance with Statement of Financial Accounting Standards No. 115 (SFAS 115). At December 31, 2001, the Company had no marketable investment securities. At December 31, 2000, the investments' carrying value approximated market value. Investments that mature within 12 months are classified as current assets.

Revenue Recognition

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

Earnings (Loss) Per Common Share

Basic earnings (loss) per Common Share is computed by dividing net earnings
(loss) by the weighted average number of Common Shares outstanding during the period. Diluted earnings (loss) per Common Share include the effects of common equivalent shares outstanding during a period when there are earnings from continuing operations. Basic and diluted earnings (loss) per share are the same for each of the years in the three-year period ended December 31, 2001. In fiscal 2000, the Company had a loss before extraordinary item and the cumulative effect of accounting change and therefore basic and diluted earnings (loss) per share are the same. The Company's common equivalent shares consist of shares issuable for stock options, convertible debentures and warrants.

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

Deferred gains realized in connection with the sale leaseback of aircraft and equipment are amortized over the periods of the respective leases.

Aircraft Maintenance

Airframe and engine maintenance costs are recognized using the direct expense method of accounting. Under this method, maintenance costs are recognized as expense as maintenance services are performed and as flight hours are flown for nonrefundable maintenance payments required by lease agreements (see Note 3).

Impairment of Long-Lived Assets

The Company reviews its long-lived assets used in operations for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. To the extent that the future undiscounted net cash flows expected to be generated from an asset are less than the carrying amount of the asset, an impairment loss will be recognized based on the difference between the asset's carrying amount and its estimated fair market value.

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

2.   Operating Environment

World Airways is highly leveraged. At December 31, 2001, World Airways' current assets were $50.4 million and current liabilities were $80.5 million. As of December 31, 2001, the Company had outstanding long-term debt and capital leases of $40.9 million, and notes payable and current maturities of long-term obligations of $21.5 million. In addition, the Company has significant long-term obligations relating to operating leases for aircraft and spare engines. The Company anticipates that its capital expenditures in 2002 will approximate $1 million.

See "Operating Leases" in Note 8 for information on amendments to the Company's aircraft lease agreements.

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

World Airways' operating philosophy is to build on its existing relationships to achieve a strong platform for future growth while at the same time grow its full service and cargo business. The Company's strategy is based, first and foremost, upon providing the highest level of service to its customers, thereby maintaining and expanding the amount of business being done with existing customers. The Company attempts to maximize profitability by combining ACMI contracts with full service agreements that meet the peak seasonal requirements of its customers. The Company can respond to rapidly changing market conditions and requirements because its fleet of aircraft can be deployed in a variety of configurations.

The Company has unsold capacity in the second quarter of 2002 and beyond; however, historically it has been successful in obtaining additional business to utilize some or all of its available capacity. Although there can be no assurance that it will be able to secure additional business to utilize unsold capacity, the Company is actively seeking additional business for 2002 and beyond.

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

Although there can be no assurances, the Company believes that the combination of its existing contracts and additional business which it expects to obtain, along with its existing cash and financing arrangements, will be sufficient to allow the Company to meet its cash requirements related to operating and capital requirements for 2002.

Adverse Impact of Terrorist Attacks

On September 11, 2001, the FAA ordered all civilian aircraft operating in U.S. airspace grounded due to terrorist attacks. On September 22, 2001, President Bush signed into law the Air Transportation Safety and System Stabilization Act ("Stabilization Act"), which provides, among other things, for (1) $5 billion in payments to compensate U.S. air carriers for losses incurred as a result of the terrorist attacks that occurred on September 11, 2001; (2) $10 billion in federal credit instruments (loan guarantees) to U.S. air carriers to guarantee loans from lenders to those air carriers, subject to certain conditions and fees; (3) the authority of the Secretary of Transportation to reimburse air carriers (which authority expires 180 days after enactment of the Stabilization
Act) for the increase in the cost of insurance; (4) deferral of the payment by U.S. air carriers of certain taxes; and (5) a $100 million liability limit for U.S. air carriers, at the discretion of the Secretary of Transportation, for acts of terrorism committed during a 180-day period following enactment of the Stabilization Act.

The impact of the terrorist attacks of September 11, 2001 and their aftermath on the Company and the sufficiency of its financial resources to absorb this impact will depend on a number of factors, including: (1) the adverse impact of the terrorist attacks on the economy in general; (2) the level of air travel demand, mix of cargo and passenger travel and related revenues; (3) the Company's ability to reduce its operating costs and conserve its financial resources, taking into account the increased costs that it will incur as a consequence of the attacks; (4) the higher costs associated with new FAA security directives and any other increased regulation of air carriers; (5) the significantly higher costs of aviation insurance coverage, and the extent to which such insurance will continue to be commercially available to the Company and its vendors; (6) the ability of the Company to reduce its costs and the timing of those cost reductions; (7) the ability of the Company to raise financing in light of the various factors referred to herein; (8) the Company's ability to renegotiate its aircraft lease rates; and (9) the extent of the benefits received by the Company under the Stabilization Act or regulations issued pursuant thereto. Presently, the Company is unable to estimate the entire impact on it of the events of September 11, 2001, and the sufficiency of its financial resources to absorb that impact, including the mitigating effects of the Stabilization Act and other actions taken by the Company. However, given the magnitude of these unprecedented events and the possible subsequent effects, the adverse impact to the Company's financial condition, results of operations and its prospects will be material.

Accounting  for the Stabilization Act Grant

The 2001 fourth quarter results include the benefit of a $5.1 million grant the Company received from the federal government under the Stabilization Act to offset losses resulting from the terrorist attacks on the United States. This grant is included as a credit to operating expenses in the statement of operations.

Under the Stabilization Act, the Company is entitled to receive as a grant the lesser of its actual direct and incremental losses for the period September 11, 2001 to December 31, 2001 or its maximum allocation of grant funds as determined by the DOT.

The Company does not know its maximum allocation of grant funds, as the DOT has not finalized its allocations. However, the Company believes that the DOT would not have disbursed grant funds to the Company in excess of its maximum allocation.

In determining the grant amount to recognize in the fourth quarter of 2001, the Company compared the $5.1 million actually received to its calculation of actual direct and incremental losses incurred through December 31, 2001. This comparison was done separately for the Company's passenger and cargo results, because the Company has been required to report information in its filings to the DOT under the Stabilization Act in this manner, and in the aggregate for the combined passenger and cargo results.

The $5.1 million of grant funds received, which was received on the Company's passenger filings, exceed the actual direct and incremental passenger losses. However, grant funds received are less than the Company's calculation of actual direct and incremental losses incurred through December 31, 2001 on an aggregate basis. The Company believes that it will not be required to return any of the funds received under the passenger filings, because its aggregate direct and incremental losses exceed the $5.1 million of grant funds received.

The Company believes that it may receive a maximum of $2.8 million of additional grant funds in 2002, based on the excess of actual direct and incremental losses over the $5.1 million of grant funds received through December 31, 2001. However, no additional grants may be received or the Company may have to return grant funds already received based on the DOT's final determination of the above described amounts. Due to the uncertainty of the maximum allocation amount determined by the DOT and the fact that the DOT has not completed its final review of the Company's calculation of actual direct and incremental losses, the Company determined that it would not be appropriate to accrue the benefit of any additional grant funds until their receipt is certain.

The Stabilization Act includes an Air Carrier Loan Guarantee Program. This Program is designed to assist viable airlines that suffered financially as a result of September 11/th/ who do not otherwise have access to reasonable credit. The loan guarantee is subject to certain conditions and fees, including the potential requirement that the U.S. Government be issued warrants or other equity instruments in connection with such loan guarantees. The program's application deadline is June 28, 2002. The Company is currently evaluating whether to apply. If the Company does apply and its application is approved, the Company will undertake such a financing only if needed. There can be no assurance that this source of financing will be available to the Company.

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

 4.  Naluri Ownership  & Transactions with Malaysia Airlines

At December 31, 2001 and 2000, Naluri Berhad ("Naluri"), a Malaysian aviation company, owned 11.1% and 11.8%, respectively, of the outstanding Common Stock of World Airways and the balance was publicly held.

World Airways provided air transportation to Malaysian Airline System Berhad ("MAS") from 1981 to 1999. Naluri also owned 29% of MAS that it sold to the Government of Malaysia in February 2001. In 1999, the Company received approximately $7.3 million in revenue associated with minimum guarantee payments from MAS for aircraft that were not utilized. Effective October 1999, the Company ceased operating for MAS. In May 2000, the Company received $7 million from MAS in settlement of all aircraft lease and operating agreements between the two companies.

5.   Supplemental Information -- Statements of Cash Flows

Additional information pertaining to certain cash payments and non-cash investing and financing activities is as follows (in thousands):

                                                Years Ended December 31,
                                                ------------------------
                                            2001           2000          1999
                                           -----           ----          ----
     Cash paid for:
         Interest ....................    $4,582         $4,549         $5,755

The Company recorded a credit of $3.0 million for engine parts that were recovered in the fourth quarter of 2000. These parts are included in equipment and property at December 31, 2001 and 2000.

In 1999, the Company acquired 1,069,000 shares of its Common Stock owned by WorldCorp Inc., the Company's former parent, as settlement of all amounts owed to the Company by WorldCorp. Also in 1999, the Company issued 368,000 shares of Treasury Stock with a fair market value of $391,000 as consideration given to acquire $1.5 million of the Company's outstanding 8% Debentures and $1.2 million of the 8% Debentures were converted by the holders into 137,000 shares of Common Stock.

6.   Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

                                             December 31,
                                             ------------
                                          2001         2000
                                          ----         ----

     Prepaid rent                      $   2,645     $   2,490
     Deposits                                588         3,481
     Other                                 2,408         1,951
                                       ---------     ---------
         Total                         $   5,641     $   7,922
                                       =========     =========

7.   Notes Payable

The Company has an agreement with GMAC Commercial Credit, LLC ("GMAC") expiring in April 2004, whereby subject to certain conditions and limitations, GMAC will make loans and advances against spare parts and receivables and issue or facilitate the issuance of letters of credit ("the Agreement"). At December 31, 2001, the Agreement had a maximum capacity of up to $25.0 million, subject to borrowing base amounts related to receivables and spare parts, as defined, which collateralize borrowings. The Agreement provides for an unused facility fee of ..25 of 1% and interest on outstanding borrowings at prime plus 1%. Prime was 4.75% at December 31, 2001. Further, the receivables facility allows for the issuing of letters of credit to a sub-limit of $4 million for an issuance and availability fee and interest of .125 of 1%.

At December 31, 2001, the loans under the Agreement were $19.8 million, which included $11 million against eligible spare parts inventory and $8.8 million against eligible receivables. At December 31, 2001, outstanding letters of credit were $1.4 million. At December 31, 2001, the Company had submitted all of its available eligible receivables under the Agreement.

The Agreement contains dividend and borrowing restrictions as well as covenants related to the Company's financial condition and operating results. In March 2002, GMAC agreed to an amendment which waived violation of the debt coverage ratio covenant for the quarter ended December 31, 2001 and restated the tangible net worth covenant as of March 31, 2002. This amendment requires that the Company reduce the spare parts loan from $11 million to $6 million by July 1, 2002.

8.   Long-term Obligations

Long-Term Debt

                                                                                            2001         2000
                                                                                            ----         ----
The Company's long-term obligations at December 31 are as follows (in thousands):
    Convertible senior subordinated debentures due 2004--with
        interest at 8% payable semi-annually                                            $  40,545    $  40,545
    Note payable due 2003--with principal and interest at 9.98% payable monthly,
        collateralized by one engine                                                           --        3,392
    Note payable due 2004--with principal and interest at 8.18% payable monthly, with a final payment of $2.2 million due June 2004, collateralized by
        one engine                                                                             --        4,176
    Spare parts loan due 2003--with principal and interest at 10% payable monthly,
        collateralized by certain MD-11 spare parts                                         1,417        2,632
    Spare parts loan due 2003--with principal and interest at 8.5% payable monthly,
        collateralized by certain MD-11 spare parts                                           597        1,063
    Capital lease obligations                                                                  --           91
    Other                                                                                      81          593
                                                                                        ---------    ---------
        Total                                                                              42,640       52,492
    Less: current maturities                                                                1,787        3,523
                                                                                        ---------    ---------
        Total long-term obligations, net of current maturities                          $  40,853    $  48,969
                                                                                        =========    =========

The estimated fair value of the 8% Convertible Senior Subordinated Debentures (the "Debentures") at December 31, 2001 approximated $16 million as determined by the most recent quoted market price which was on January 31, 2002. The Company believes that the carrying values of its other outstanding debt approximate fair value.

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

The Company has $1.1 million available for additional borrowings at December 31, 2001 under the 10% spare parts loan due 2003.

The following table shows annual amounts of scheduled principal maturities of debt outstanding at December 31, 2001 (in thousands):

         2002                     $  1,788
         2003                          307
         2004                       40,545
         2005                          ---
         2006                          ---
                                  --------
        Total                     $ 42,640
                                  --------

Operating Leases

The Company's operating fleet consists of eight MD-11 and seven DC-10-30 aircraft, all of which are leased under operating leases. The MD-11 aircraft included five passenger aircraft (two of which are long-range versions), one freighter aircraft and two convertible aircraft. The DC-10-30 aircraft included four freighter aircraft, two passenger aircraft, and one convertible aircraft. The Company also had one other DC-10-30 passenger aircraft it had removed from service in 2000 and returned to the lessor in February 2001.

Rental expense, primarily relating to aircraft leases, totaled approximately $77.9 million, $72.4 million, and $77.9 million for the years ended December 31, 2001, 2000 and 1999, respectively.

As of December 31, 2001, future annual minimum lease payments for operating leases that have initial or remaining lease terms in excess of one year were as follows (in thousands):

         2002                         $   81,045
         2003                             84,216
         2004                             71,285
         2005                             57,930
         2006                             29,908
         Thereafter                      258,955
                                      ----------
              Total                   $  583,339
                                      ==========


During the third and fourth quarters of 2001, the Company began paying amounts less than its contractual aircraft rent obligations in order to conserve cash. The Company continued to recognize expense for the full amount of its contractual rent payments due. The accrual for unpaid contractual rent obligations is $9.8 million and is included as accrued rent in the current liabilities section of the Balance Sheet at December 31, 2001. The Company's aircraft lessors have agreed to amended terms of the aircraft lease agreements to provide for the repayment of the unpaid contractual rent obligations.

These amended lease terms provide for repayment of contractual rent obligations under various methods including scheduled monthly payments bearing interest at 7 to 8 percent, payments based on a percentage of profits in future years, or with specified maintenance deposits (as defined) previously paid by the Company and held by lessors. In addition, the Company agreed to extend certain lease terms, which will result in additional future minimum operating lease obligations of approximately $36 million which is not included in the Company's future minimum lease obligations at December 31, 2001.

Lease terms for six of the MD-11 aircraft expire in 2005 and 2006, and in 2022 for the two MD-11ER aircraft (assuming the exercise of 10-year lease extensions). Lease terms for three of the DC-10 aircraft expire in 2003, two expire in 2004, and another two expire in 2008.

In 1999, in conjunction with amending the leases for the two MD-11ER aircraft, the lessor obtained the right, in the event the Company is unable to meet certain financial requirements, that allows the lessor to cancel the lease of the aircraft with 12 months notice. While certain financial requirements were not achieved in 2001, the Company has not been notified of any intent of the lessor to cancel the lease and does not expect to be notified due to excess capacity in the airline industry. If the Company fails to achieve a certain annual net income level in 2002 and subsequent years up to May 2004, the lessor has similar termination rights.

In addition, in 1999 the Company granted warrants to each of the two MD-11 aircraft lessors to purchase up to one million shares of Common Stock (see Note
9). The fair value of the warrants at the time of issuance is being amortized as rent expense over the remaining terms of the related aircraft lease agreements.

9.   Capital Stock

At December 31, 2001, 11,280,000 shares of Common Stock are reserved for issuance for outstanding convertible debt (4,556,000 shares), stock option plans (4,440,000 shares), warrants (2,000,000 shares), and an employee salary exchange program (284,000 shares).

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

At December 31, 2001, the Company's outstanding Debentures are convertible into an aggregate of 4,556,000 shares of Common Stock at $8.90 per share, subject to adjustment in certain events.

In June 2001, World Airways was informed by NASDAQ that the Company's common stock had not maintained a closing bid price of $1.00 for thirty consecutive trading days as required by a NASDAQ SmallCap Market rule. According to NASDAQ, World Airways needed to meet the $1.00 price requirements within 90 days (by September 18, 2001). If the closing bid price for the stock had been

$1.00 or more for ten consecutive trading days anytime before September 18, 2001, NASDAQ would have determined if compliance with continued listing requirements had been achieved. If by September 18, 2001, the Company had been unable to demonstrate compliance, and had not requested a hearing before NASDAQ on a proposed delisting, the stock would have been delisted from the SmallCap Market. In such a case, the Company would have taken action to be listed on the over-the-counter Bulletin Board. In October 2001, the Company received official notice from NASDAQ that a moratorium had been placed on the minimum bid price and market value of public float requirements in response to the extraordinary market conditions following the September 11, 2001 terrorist attacks on the United States. The Company received notification in February 2002 that it would have 180 calendar days, or until August 13, 2002, to regain compliance with the bid price requirements.

In February 2000, the Company implemented an 18-month salary exchange program for most of its employees pursuant to which 5,000,000 shares of Common Stock were initially reserved for issuance. Under the program, participating employees exchanged up to 10% of wages for Common Stock on the basis of one share of stock for each $1.19375 of wages exchanged and certain executives exchanged additional amounts on the same basis. The exchange rate was determined from average stock prices coinciding to when the Board of Directors approved the program. The program produced total cash savings of approximately $5.6 million during the 18-month program and resulted in the issuance of approximately 4.7 million shares of Common Stock. Approximately 3,733,000 shares were issued as restricted shares at the beginning of the program. The recipients were able to vote the shares received but were not able to sell the shares until the end of the program. Expense associated with the value of the shares was recognized over the 18-month period. If an employee left the Company during the program, a pro-rata portion of the shares was returned to the Company.

Stock Option Plans

Under a 1995 Stock Option Plan, as amended (the "1995 Plan"), members of the Company's Board of Directors, employees, and consultants to the Company or its affiliates are eligible to receive stock options. The Company has reserved 3,290,000 shares of Common Stock for issuance under the 1995 Plan. Options expire at the earlier of the stated expiration, which shall not exceed ten years from the date of grant, or one year after the termination of a grantee's employment with the Company. Options are granted with an exercise price that shall not be less than 85% of the fair market value of the Common Stock on the date of grant. Outstanding options become vested and fully exercisable at various times through July 2009.

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

The per share weighted-average fair value of stock options granted during 2001, 2000 and 1999 was $0.81, $0.72 and $1.15, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

                                           2001          2000            1999
                                           ----          ----            ----
         Expected dividend yield            0%             0%             0%
         Risk-free interest rate          4.3%           6.6%        6.6% - 6.7%
         Expected life (in years)         5.2            6.5           7 - 8
         Expected volatility              102%           102%            61%

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

                                                          2001                2000              1999
                                                          ----                ----              ----
     Net earnings (loss)            As reported        $ (26,037)         $  19,585         $   (7,623)
                                    Pro forma            (27,550)            18,476             (8,636)
     Basic and diluted earnings     As reported        $   (2.42)         $    2.03         $   (1.14)
         (loss) per common share    Pro forma          $   (2.56)         $    1.91         $   (1.29)

Stock option activity during the last three years is as follows (in thousands, except per share amounts):

                                                Number of          Weighted
                                                 Options            Average
                                               Outstanding      Exercise Prices
                                               -----------      ---------------
     Balance at December 31, 1998                 1,423            $  7.66
         Granted                                  2,170               1.18
         Exercised                                  (10)              1.00
         Forfeited                                 (464)              6.69
                                                -------
     Balance at December 31, 1999                 3,119               3.30
         Granted                                  1,491               0.85
         Forfeited                                 (696)              6.54
                                                -------
     Balance at December 31, 2000                 3,914               1.78
         Granted                                    316               1.08
         Forfeited                                 (579)              1.20
                                                -------
     Balance at December 31, 2001                 3,651               1.81
                                                =======

At December 31, 2001, the range of exercise prices and weighted-average remaining life of outstanding options was $0.69--$12.50 and 5.4 years, respectively. The following table summarizes stock options outstanding and exercisable at December 31, 2001 (in thousands, except per share amounts):

                                                   Outstanding                              Exercisable
                                -------------------------------------------------       ---------------------------
                                                    Weighted
                                                    Average           Weighted                         Weighted
         Range of                 Number          Remaining Life       Average          Number          Average
      Exercise Price            of Options            Years        Exercise Price     of Options     Excercise Price
      --------------            ----------        --------------   --------------     ----------     ---------------
     $  0.00 - 1.25               2,538                5.8            $   0.93           1,633          $   0.96
        1.26 - 2.50                 689                5.3                1.51             416              1.48
        5.00 - 6.25                  40                4.3                5.58              40              5.58
        6.26 - 7.50                 298                3.6                7.07             148              7.01
        7.51 - 8.75                  20                2.9                8.63              20              8.63
        8.76 - 10.00                  5                1.4               10.00               5             10.00
       10.01 - 11.25                 50                1.4               10.95              30             10.92
       11.26 - 12.50                 11                1.5               12.06              11             12.06
                                  -----                                                  -----
                                  3,651                                                  2,303
                                  =====                                                  =====

At December 31, 2001, 2000 and 1999, the number of options exercisable was 2,303,000, 1,227,000, and 1,028,000, respectively, and the weighted-average exercise price of the options was $1.79, $2.59, and $1.89, respectively.

10.  Employee Benefit Plans

The World Airways' Crewmembers Target Benefit Plan is a defined contribution plan covering cockpit crewmembers with contributions based upon wages, as defined. It is a tax-qualified retirement plan under Section 401(a) of the Internal Revenue Code of 1986, as amended (the "Code"). Pension expense for the Target Benefit plan totaled $2.1 million, $1.4 million, and $1.5 million for the years ended December 31, 2001, 2000 and 1999, respectively.

The Company also sponsors a Crewmembers Deferred Income Plan. It is a tax-qualified retirement plan under Section 401(k) of the Code. Under the plan, crewmembers may elect to invest salary deferrals of up to $10,500 or 15% of their salary in selected investment funds. The Company does not make any contributions to the plan.

The Company's flight attendants participate in a pension plan maintained by the International Brotherhood of Teamsters ("Teamsters"). Pension contributions made to the Teamsters on behalf of the flight attendants totaled $0.7 million, $0.5 million, and $0.5 million for the years ended December 31, 2001, 2000 and 1999, respectively.

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

Under the 401(k) Plan, employees may elect to invest salary deferrals of up to $10,500 or 15% of their salary in selected investment funds. The Company contributes matching funds to the 401(k) Plan equal to 33% of participants' voluntary deferrals up to 10%. The Company expensed approximately $0.2 million annually for its contributions to the 401(k) Plan during 2001, 2000, and 1999.

The Company has adopted a profit sharing bonus plan (the "Profit Sharing Plan") for its cockpit crewmembers and flight attendants pursuant to agreements with the unions representing the two groups. It is not a tax-qualified plan under the Code. Distributions under the Profit Sharing Plan are equal to 20% of earnings, as defined, subject to an annual limitation of 10% of the total annual aggregate compensation of World Airways employees participating in the Profit Sharing Plan in that year. No distributions were made for 1999 through 2001.

World Airways' cockpit crewmembers and eligible dependents are covered under a post-retirement health care benefits plan to age 65. The Company accrues for the cost of health benefits in accordance with FAS No. 106 but funds the benefit costs on a pay-as-you-go (cash) basis.

A summary of the net periodic post-retirement benefit costs is as follows (in thousands):

                                                              Year Ended December 31,
                                                              -----------------------
                                                            2001        2000        1999
                                                          --------    --------    --------
     Service cost                                          $  193      $  148      $  162
     Interest cost on accumulated post-retirement
          benefit obligation                                  171         141         105
     Net amortized (gain) loss                                106          61         (54)
                                                          --------    --------    --------
     Net periodic post-retirement benefit cost             $  470      $  350      $  213
                                                          ========    ========    ========

The reconciliation of the accumulated post-retirement benefit obligation was as follows (in thousands):

                                                                             2001             2000
                                                                         -----------      -----------
     Accumulated post-retirement benefit obligation, beginning of year    $    2,450       $    1,889
         Service cost                                                            193              148
         Interest cost                                                           171              141
         Benefits paid                                                         (281)            (132)
         Actuarial loss                                                          609              404
                                                                         -----------      -----------
     Accumulated post-retirement benefit obligation, end of year          $    3,142      $     2,450
                                                                         ===========      ===========

The reconciliation of the accrued post-retirement benefits of year end was as follows (in thousands):


                                             2001              2000
                                          -----------      -----------
     Unfunded status                       $   3,142        $   2,450
     Unrecognized net gain                      (281)             542
                                          -----------      -----------
     Accrued post-retirement benefits      $   2,861        $   2,992
                                          ===========      ===========

The assumed discount rate used to measure the accumulated post-retirement benefit obligation for 2001 and 2000 was 7.00% and 7.25%, respectively. The medical cost trend rate in 2001 was 10% trending down to an ultimate rate in 2029 of 5.0%. A one percentage point increase in the assumed health care cost trend rates for each future year would have increased the aggregate of the service and interest cost components of 2001 net periodic post-retirement benefit cost by $37,000 and would have increased the accumulated post-retirement benefit obligation as of December 31, 2001 by $238,000. A one percentage point decrease in the assumed health care cost trend rates for each future year would have decreased the aggregate of the service and interest cost components of 2001 net periodic post-retirement benefit cost by $32,000 and would have decreased the accumulated post-retirement benefit obligation as of December 31, 2001 by $213,000.

11.  Income Taxes

There was no income tax expense or benefit for the years ended December 31, 2001, 2000 and 1999.

Income tax expense attributable to earnings (loss) from continuing operations before extraordinary item and accounting change differed from the statutory income tax rate as a result of the following (in thousands):

                                                                     Years ended December 31,
                                                           --------------------------------------------
                                                               2001            2000            1999
                                                           ------------    ------------    ------------
Expected Federal income tax (benefit)
     at the statutory rate                                  $   (8,853)     $   (1,074)     $   (4,779)
Change in beginning of the year balance of the
         valuation allowance for deferred tax assets
       allocated to income tax expense                           8,074             108           3,791
Other:
     Meals and entertainment                                       998             790             773
     Other                                                        (219)            176             215
                                                           ------------    ------------    ------------
Income tax expense                                          $      ---      $      ---      $      ---
                                                           ============    ============    ============



The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31 are as follows (in thousands):

                                                              2001                  2000
                                                          -----------           -----------
Deferred tax assets:
     Net operating loss carryforward                       $  26,618             $  22,458
     Recognition of sales/leaseback gains                      2,134                 1,173
     Accrued maintenance in excess of reserves paid               32                   518
     Accrued post-retirement benefit obligation                1,001                 1,047
     Compensated absences                                        854                   701
     Accrued rent                                              4,568                 4,303
     Allowance for doubtful accounts receivable                  473                    18
     Alternative minimum tax credit carryforward               2,789                 2,790
     Other                                                       174                   221
                                                          -----------           -----------
     Gross deferred tax assets                                38,643                33,229
         Less:   valuation allowance                          29,329                21,255
                                                          -----------           -----------
     Net deferred tax assets                                   9,314                11,974
     Deferred tax liabilities:
         Property and equipment                                9,314                11,974
                                                          -----------           -----------
     Net deferred income taxes                             $     ---             $     ---
                                                          ===========           ===========

The net changes in the total valuation allowance for the years ended December 31, 2001 and 2000 were due to the generation or expiration of net operating loss ("NOL") carryforwards and the realization of other deferred tax assets and liabilities. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income (including reversals of deferred tax liabilities) during the periods in which those temporary differences will become deductible. Management believes it is not likely that all of the deferred tax assets will be realized.

The availability of NOL carryforwards and alternative minimum tax credits carryforwards to reduce the Company's future federal income tax liability is subject to limitations under Section 382 of the Code. Generally, these limitations restrict the availability of NOL carryforwards upon certain changes in stock ownership by five percent shareholders which, in aggregate, exceed 50 percentage points in value in a three-year period ("Ownership Change").

The Company experienced an Ownership Change on July 17, 2000 primarily due to vesting of restricted shares that were issued in February 2000 under the Company's Employee Salary Exchange Program and the liquidation of WorldCorp, Inc. in July 2000.

As of December 31, 2001, the Company had NOL carryforwards for federal income tax purposes of $76 million. Substantially all of this amount, approximately $60 million, is subject to a $343,000 annual limitation resulting from the 2000 Ownership Change. Subsequent ownership changes, if any, would impose additional limitations on the Company's NOL carryforwards. The Company's NOL's expire as follows (in millions):

     2004    $    4.0
     2007        19.8
     2008         5.3
     2009        17.3
     2011         2.2
     2018         7.1
     2019         4.5
     2020         4.0
     2021        11.8
            ----------
             $   76.0
            ----------

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

Information concerning the classification of the Company's revenues comprising 10% or more of total operating revenues is presented in the following table (in millions):

                                       Year Ended December 31,
                                       -----------------------
                                    2001         2000         1999
                                  -------      -------      -------
Passenger Charter Operations      $ 279.2      $ 210.1      $ 195.6
Cargo Charter Operations             37.3         53.0         67.6

Information concerning customers for years in which their revenues comprised 10% or more of the Company's operating revenues is presented in the following table (in thousands):

                                                                Years ended December 31,
                                                      -------------------------------------------
                                                          2001            2000             1999
                                                      -----------    -----------    -------------
     U.S. Air Force ("USAF")Air Mobility Command      $   203,787    $   113,323    $     134,601
     Renaissance Tours ("Renaissance")                         --         36,862           11,181
     Emery Air Freight Corporation ("Emery")               29,889         24,665           24,550
     Malaysia Airlines ("MAS") (see Note 4)                    --             --           23,824
     P.T. Garuda Indonesia ("Garuda")                      17,651         22,248               --

U.S. Air Force. The Company has provided air transportation services,
--------------
principally on an international basis, to the USAF since 1956. In exchange for requiring pledges of aircraft to the Civil Reserve Aircraft Fleet ("CRAF") for use in times of national emergency, the USAF grants awards to CRAF participants for peacetime transportation of personnel and cargo.

The USAF awards points to air carriers acting alone or through teaming arrangements in proportion to the number and type of aircraft made available to CRAF. The Company utilizes teaming arrangements to maximize the value of potential awards. The USAF grants fixed awards for transportation to CRAF participants. These fixed awards (also referred to as "basic" awards) provide for known and determinable amounts of revenue to be received during the contract period, which runs from October 1/st/ to September 30/th/, in exchange for air transportation services. In addition, CRAF participants may be awarded additional revenue during the contract period for air transportation services required beyond those specified in the fixed awards. The Company refers to this additional revenue as "expansion" revenue.

The following table shows original contract awards and actual revenue from the USAF for each of the last three years (in millions):


                                               2001         2000        1999
                                            ---------    ---------    ---------

Original Contract Award                     $  127.0     $   27.0     $   86.0
                                            ---------    ---------    ---------
     (year ended September 30/th/)

Basic revenue earned                        $  121.5     $   63.5     $   94.1

Expansion revenue earned                        79.8         49.8         40.5

Cargo revenue earned                             2.5          ---         ---
                                            ---------    ---------    ---------

Total revenue earned                        $  203.8     $  113.3     $  134.6
                                            ---------    ---------    ---------

The original contract award for the year beginning October 1, 2001 and ending September 30, 2002 is $175.0 million, which includes basic flying of $112.0 million, expansion flying of $60.0 million and cargo flying of $3.0 million. This was the first time that the USAF incorporated expansion flying into the contract, and this allows the Company to preplan and utilize its aircraft fleet and crews more efficiently. The Company also will receive additional expansion business during the fiscal year 2002 contract period for less predictable flying and other short notice requirements. The Company cannot determine how future military spending budgets, airlift requirements, national security considerations for a continued strong and balanced CRAF and teaming arrangements will combine to affect future business with the USAF.

Garuda. The Company has flown for Garuda periodically since 1973. The Company
------
operated three, four and zero aircraft for Garuda during the 2001, 2000 and 1999 Hadj pilgrimages. The Company will not be providing Hadj airlift services in 2002 because of weakened demand and various security considerations due to the September 11th events.

Sonair. In November 2000, the Company began operating regular private charter
------
air service for Sonair between Houston, Texas and Luanda, Angola. Sonair is a subsidiary of Angola's National Oil Company, SONANGOL. This charter air service supports Angola's emerging petroleum industry. The initial term of the agreement, which was for 14 months, ended December 31, 2001. In 2002, the Company signed an amendment to its Sonair contract for a one-year extension through December 31, 2002, for $22.7 million. In addition, the amended contract provides for two additional one-year renewal options, which could extend the contract through December 31, 2004, at $22.7 million per year, resulting in total potential revenue of approximately $68 million.

Emery. The Company has provided an MD-11F freighter aircraft to Emery Air
-----
Freight Corporation since October 1998. The program for the aircraft, which has been extended through September 2002, primarily operates five days per week flying round trip between Dayton, Ohio and Brussels, Belgium. The Company provided additional ad hoc cargo service with its DC-10-30 aircraft for Emery during fiscal 2001.

Renaissance. The Company flew one aircraft for Renaissance from August 1999,
-----------
providing exclusive air service to Europe from New York, until the agreement was mutually terminated in late 2000.

MAS. World Airways provided wet lease services to MAS from 1981 to 1999 for MAS'
---
scheduled passenger and cargo operations as well as transporting passengers for annual Hadj pilgrimages. Naluri, which owns 11.2% of World Airways' Common Stock at December 31, 2001, also owned 29% of MAS that it sold in February 2001. In 1999, the Company received approximately $7.3 million in revenue associated with minimum guarantee payments from MAS for aircraft that were not utilized. Effective October 1999, the Company ceased operating for MAS and in May 2000, the Company received $7 million from MAS in settlement of all aircraft lease and operating agreements between the two companies.

The classification between domestic and export revenues is based on entity definitions prescribed in the economic regulations of the Department of Transportation. Information concerning the Company's export revenues is presented in the following table (in thousands):


                                          Years Ended December 31,
                                          -----------------------
                                     2001           2000          1999
                                 -----------    -----------    -----------
Operating Revenues:
     Domestic                    $   258,735    $   218,887    $   201,779
     Export  - Malaysia                   --             --         33,749
             - Philippines                --             --             --
             - Indonesia              17,651         22,248             --
             - Angola                 26,300             --             --
             - United Kingdom             --             --          1,659
             - Other                  15,180         22,898         26,811
                                 -----------    -----------    -----------
         Total                   $   317,866    $   264,033    $   263,998
                                 ===========    ===========    ===========

13.  Related Party Transactions

In 2001, the Company relocated its corporate headquarters to Peachtree City, Georgia. Hollis L. Harris, World Airways' Chairman, CEO and President, is a principal in the company that owns the building, for which the Company signed a lease for a 15-year term beginning May 1, 2001.

Obligations for rent under the lease aggregating $16.2 million at December 31, 2001 are included with future annual minimum lease payments for operating leases in Note 8.

See Notes 4 and 12 for information about the Company's transactions with Naluri and MAS.

14.  Commitments and Contingencies

The Company's flight attendants, approximately 35% of the Company's employees, who are represented by the International Brotherhood of Teamsters, are subject to a four-year collective bargaining agreement that became amendable July 1, 2000. In January 2002, the Company announced that it was requesting formal mediation assistance from the National Mediation Board to advance negotiations with its flight attendants. The Company concluded that mediation was needed, although the Teamsters union declined to join the application. In 1994, the Company's flight attendants argued that the "scope clause" of the collective bargaining agreement was violated by the Company's use of foreign flight attendant crews on the Company's flights for Garuda which has historically been the Company's operating procedure. In contracts with certain customers, the Company is obligated to permit its customers to deploy their own flight attendants. While the arbitrator in this matter denied in 1997 the Union's request for back pay to affected flight attendants for flying relating to the 1994 Hadj, the arbitrator concluded that the Company's contract with its flight attendants requires the Company to first actively seek profitable business opportunities that require using the Company's flight attendants, before the Company may accept wet lease business opportunities that use the flight attendants of the Company's customers. Since 1997, the flight attendants have filed "scope clause" grievances with respect to other wet-lease contracts and in 2001 they filed another "scope clause" grievance with respect to the 2001 Garuda Hadj agreement. An adverse decision on one or more of the grievances could have a material adverse impact on the financial condition or results of operations of World Airways.

A claim has been filed in the 19th Civil Court District Court, Frankfurt, Germany, against the Company by a tour operator seeking approximately $3.5 million in compensation related to the cancellation of a summer program in 1996. The Company believes it has substantial defenses to this action, although no assurance can be given of the eventual outcome of this litigation.

Miami-Dade County is currently investigating and remediating various environmental conditions at the Miami International Airport (MIA). During the second quarter of 2001, the County filed a lawsuit against seventeen (17) defendants, which does not currently include World Airways, in an attempt to recover its past and future clean-up costs. This claim has been filed in the Florida Circuit Court for the 11th Judicial District in Dade County Florida. In addition to the seventeen (17) defendants named in the lawsuit, 243 other agencies and companies that were prior tenants at MIA (potentially responsible parties "PRP"), including World Airways, were issued letters advising of the lawsuit and indicating that any PRP's could be named as additional defendants in the future depending upon a determination as to the levels of contamination and the extent to which any PRP may have contributed to any alleged contamination. At this point certain PRP's, including World Airways, have joined a joint defense group to respond to the County's inquiries and investigation of the PRP's. This Group is conducting preliminary investigations of the site in question to determine each PRP's potential exposure. This process is ongoing and the potential exposure of World Airways has yet to be determined.

In addition, World Airways is party to routine litigation and administrative proceedings incidental to its business, none of which is believed by the Company to be likely to have a material adverse effect on the financial condition and results of operations of the Company.

In 1993, the Company returned certain DC-10-30 aircraft to the lessor. As a result of this early lease termination, the Company is responsible, until 2004 for one aircraft and 2005 for the second aircraft, for one-third of any deficit in rent incurred in future leases of the aircraft, up to $100,000 monthly per plane, with an overall combined cap. The Company's remaining contingent liability related to this matter approximates $866,000.

15.  Valuation and Qualifying Accounts (in thousands)

                                              Allowance   Valuation Allowance
                                             for Doubtful     for Deferred
                                               Accounts         Tax Assets
                                             ------------     --------------
     Balance at December 31, 1998            $     1,560      $      35,362
         Additions charged to expense                450                 --
         Amounts charged to allowance               (162)            (4,943)
                                             ------------     --------------
     Balance at December 31, 1999                  1,848             30,419
         Additions charged to expense                 --                 --
         Amounts charged to allowance             (1,517)            (9,164)
                                             ------------       ------------
     Balance at December 31, 2000                    331             21,255
         Additions charged to expense              1,019              8,074
         Amounts charged to allowance                 --                 --
                                             ------------       ------------
     Balance at December 31, 2001            $     1,350        $    29,329
                                             ============       ============


16.  Unaudited Quarterly Results

The results of the Company's quarterly operations (unaudited) for 2001 and 2000 are as follows (in thousands except share data).

                                                                              Quarter Ended
                                                          ---------------------------------------------------------
                                                             Mar 31          Jun 30        Sep 30          Dec 31
2001
Operating revenues                                        $   73,769     $   76,579     $   85,187      $   82,331
Operating loss                                                (8,639)        (7,139)        (1,690)         (3,261)
Net loss                                                     (10,144)        (9,193)        (2,315)         (4,385)
                                                          ===========    ===========    ===========     ===========

Basic and diluted loss per common share:                       (0.97)         (0.85)         (0.21)          (0.40)
                                                          ===========    ===========    ===========     ===========

2000
Operating revenues                                        $   62,006     $   62,818     $   67,529      $   71,680
Operating income (loss)                                       (3,322)         2,381          1,073             975
Earnings (loss) before cumulative effect of
     accounting change                                        (4,232)         1,267             43            (237)
     Cumulative effect of accounting change                   22,224             --             --             520
     Net earnings (loss)                                      17,992          1,267             43             283
                                                          ===========    ===========    ===========     ===========

Basic and diluted earnings (loss) per common share:
     Before cumulative effect of
         accounting change                                     (0.54)          0.12             --           (0.02)
     Cumulative effect of accounting change                     2.82             --             --            0.05
                                                          -----------    -----------    -----------     -----------
Net earnings (loss)                                             2.28           0.12             --            0.03
                                                          ===========    ===========    ===========     ===========

The sum of the four quarterly earnings (loss) per share amounts may not agree with the earnings (loss) per share amounts for the full year due to the fact that the full year calculation uses a 12-month weighted average number of shares.

The fourth quarter of 2001 includes $1.2 million of charges for write-offs of deposits and prepaid expenses resulting from disputes with vendors.

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

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
World Airways, Inc.:

We have audited the accompanying balance sheets of World Airways, Inc. ("World Airways") as of December 31, 2001 and 2000, and the related statements of operations, changes in stockholders' deficiency and cash flows for each of the years in the three-year period ended December 31, 2001. These financial statements are the responsibility of World Airways' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of World Airways as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the financial statements, effective January 1, 2000, the Company changed its method of accounting for certain aircraft maintenance costs.

                                    KPMG LLP

McLean, Virginia
March 19, 2002, except for Note 7, which is as of March 28, 2002

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Directors

The Company incorporates herein by reference the information concerning directors contained in its Notice of Annual Stockholder's Meeting and Proxy Statement to be filed within 120 days after the end of the Company's fiscal year (the "2002 Proxy Statement").

Executive Officers

The following table sets forth the names and ages of all executive officers of the Company and all positions and offices within the Company presently held by such executive officers:

Hollis L. Harris           70   Chairman of the Board , Chief Executive Officer
                                and President
John E. Ellington.         67   Chief Operating Officer
Gilberto M. Duarte, Jr.    57   Chief Financial Officer
Randy J. Martinez          46   Chief Information Officer
Cindy M. Swinson           44   General Counsel and Secretary

Hollis L. Harris currently serves as Chairman, Chief Executive Officer and President of the Company having been appointed Chairman, President, and CEO on May 1, 1999. Prior to joining World Airways, Mr. Harris was Chairman, President, and CEO of HLH Corporation from November 1998. From August 1996 to May 1998, he was Chairman and CEO of CalJet Airline. From 1992 to 1996, Mr. Harris served as Chairman, President, and CEO of Air Canada. From September 1990 to October 1991, Mr. Harris served as Chairman, President, and CEO of Continental Airlines and President and CEO of Continental Holdings, Inc. Prior to joining Continental Airlines Mr. Harris worked with Delta Air Lines for 36 years, last serving as President and Chief Operating Officer for several years and as a member of the Board of Directors.

John E. Ellington rejoined the Company as Chief Operating Officer in January 2002. Mr. Ellington had previously served as the Company's Vice President of Operations and Deputy Chief Operating Officer from June 1999 to September 2000. In September 2000, Mr. Ellington founded MidSouth Aviation, an aviation consulting firm for medium sized airports and small corporations. From December 1995 through April 1997, Mr. Ellington held the positions of Vice President of Flight Operations, Director of Flight Operations and Director of Flight Standards and Training for American Trans Air. In addition, Mr. Ellington's experience includes more than 30 years with Delta Air Lines, where he held such positions as Chief Pilot, Chief Line Check Airman, and Manager of Flight Training.

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

Cindy M. Swinson joined the Company as General Counsel and Corporate Secretary effective July 16, 2001. Prior to joining World Airways, Ms. Swinson was Vice President, Corporate Secretary and General Counsel at Waffle House, Inc. From July 1987 through May 1999, she was Vice President, Corporate Secretary and General Counsel for the Cotton States Insurance Group. From March 1985 through July 1987, Ms. Swinson served as Corporate Counsel for Canada Life Assurance Company, responsible for the legal function of the United States division. Prior to 1985, Ms. Swinson was in private practice in Savannah, Georgia representing corporate clients in all aspects of civil litigation, securities, corporate and real estate transactions.

Beneficial Ownership Reporting

The Company incorporates herein by reference the information required by Item 405 of Regulation S-K contained in its 2002 Proxy Statement.

Item 11.  Executive Compensation

The Company incorporates herein by reference the information concerning executive compensation contained in the 2002 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The Company incorporates herein by reference the information concerning security ownership of certain beneficial owners and management contained in the 2002 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions

The Company incorporates herein by reference the information concerning certain relationships and related transactions contained in the 2002 Proxy Statement.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  The following documents are filed as part of this report:

(1)  Financial Statements

     The following financial statements of World Airways, Inc. are filed herewith:

     -    Balance Sheets, December 31, 2001 and 2000
     -    Statements of Operations, Years Ended December 31, 2001, 2000 and 1999
     - Statements of Changes in Stockholders' Deficiency, Years Ended December 31, 2001, 2000 and 1999
     -    Statements of Cash Flows, Years Ended December 31, 2001, 2000 and 1999
     -    Notes to Financial Statements
     -    Independent Auditors' Report

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

(3)  Index to Exhibits

No.                       Description                                       Page
---                       -----------                                       ----

3.1  Amended and Restated Certificate of Incorporation (Exhibit 3.1           *
     to the Company's Registration Statement on Form S-1, Commission file no. 33-95488, filed August 8, 1995)

3.2  Amended and Restated Bylaws (Exhibit 3.2 to the Company's                *
     Registration Statement on Form S-1, Commission file no. 33-95488, filed August 8, 1995)

4.1  Article IV of the Amended and Restated Certificate of                    *
     Incorporation and Section 6 of the Amended and Restated Bylaws
     (Exhibits 3.1 and 3.2 to the Company's Registration Statement on
     Form S-1, Commission file no. 33-95488, filed August 8, 1995)

4.2  Stock Purchase Agreement among Malaysian Helicopter Services             *
     Berhad, WorldCorp, Inc., and the Company (Exhibit 10.1 to the
     Current Report on Form 8-K of WorldCorp, Inc. Commission file no. 1-9591, filed March 14, 1994)

4.3  Stock Registration Rights Agreement between Malaysian Helicopter         *
     Services Berhad and the Company (Exhibit 10.2 to the Current
     Report on Form 8-K of WorldCorp, Inc., Commission file no 1-9591, filed March 14, 1994)

4.4  Shareholders Agreement among Malaysian Helicopter Services Berhad,       *
     WorldCorp, Inc., and the Company, as amended (Exhibits 10.3 and 10.4 to the Current Report on Form 8-K of WorldCorp, Inc.,
     Commission file no. 1-9591, filed March 14, 1994)

4.5  Indenture between the Company and First Union National Bank, as          *
     Trustee (Exhibit 4.1 to the Company's Registration Statement on
     Form S-3, Commission file no. 333-39673, filed November 6, 1997)

4.6  Form of 8% Convertible Subordinated Debenture due 2004, included         *
     in the Indenture (Exhibit 4.1 to the Company's Registration
     Statement on Form S-3, Commission file no. 333-39673, filed
     November 6, 1997)

4.7  Registration Rights Agreement among the Company and the Initial          *
     Purchasers of the Debentures (Exhibit 4.3 to the Company's
     Registration Statement on Form S-3, Commission file no. 333-39673, filed November 6, 1997)

4.8     Purchase Agreement among the Company and the Initial Purchasers     *
        of the Debentures (Exhibit 4.4 to the Company's Registration Statement on Form S-3, Commission file no. 333-39673, filed
        November 6, 1997)

10.1    First Amendment to Second Restated and Amended Accounts             *
        Receivable Management and Security Agreement dated August 8,
        2001 between the Company and BNY Financial Corporation.

10.2    Second Amended and Restated Employment Agreement dated June 1,      *  +
        2000 between Hollis L. Harris and the Company (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed November 13,
        2000)

10.3    Employment Agreement dated June 1, 1999 between Andrew Gilbert      *  +
        Morgan, Jr. and the Company (Exhibit 10.20 to the Company's
        Quarterly Report on Form 10-Q filed November 13, 2000)

10.4    Amendment One to the Employment Agreement dated May 1, 2001         *  +
        between Andrew Gilbert Morgan, Jr. and the Company

10.5    Agreement and General Release dated January 8, 2002 between         *  +
        Andrew Gilbert Morgan, Jr. and the Company

10.6    Amended and Restated Employment Agreement dated January 22,         *  +
        1999 between Gilberto. M. Duarte, Jr. and the Company (Exhibit
        10.16 to the Company's Quarterly Report on Form 10-Q filed
        May 10, 1999)

10.7    Amendment Two to the Employment Agreement dated May 1, 2001         *  +
        between Gilberto. M. Duarte, Jr. and the Company

10.8    Employment Agreement dated September 1, 1999 between Randy J.       *  +
        Martinez and the Company (Exhibit 10.8 to the Company's
        Annual Report on Form 10-K filed March 23, 2001)

10.9    Amendment One to the Employment Agreement dated May 1, 2001         *  +
        between Randy J. Martinez and the Company

10.10   Employment Agreement dated September 1, 1999 between Cathy          *  +
        Sigalas and the Company (Exhibit 10.9 to the Company's
        Annual Report on Form 10-K filed March 23, 2001)

10.11   Terms of Contract Termination between Cathy Sigalas and the         *  +
        Company

10.12   Employment Agreement dated January 16, 2002 between Cindy           *  +
        Swinson and the Company

10.13   Form of Indemnification Agreement with Directors and                *  +
        Executive Officers

10.14   Lease Agreement dated October 13, 2000, between Air Eagle           *
        Holdings, LLC as Landlord and  World Airways, Inc. as Tenant

10.15   Amendment One to the Lease Agreement dated April 18, 2001,          *
        between Air Eagle Holdings, LLC as Landlord and World Airways,
        Inc., as Tenant

10.16   Escrow Agreement dated October 27, 2000, between Air Eagle          *
        Properties, LLC ("Lessor"), World Airways, Inc. ("Lessee"), and Peachtree National Bank ("Lender").

10.17   Restricted Stock Plan for Eligible Employees of World               *  +
        Airways, Inc.

10.18   Key Employee Retention Plan                                         *  +

10.19   Amended and Restated World Airways, Inc. 1995 Stock Option Plan
        including forms for Award Agreements and Stock Option Agreements    *  +

10.20   The World Airways, Inc. 1999 Chief Executive Stock Option Plan      *  +

23.1     Consent of Independent Auditors                                     *

___________________

* Incorporated by reference pursuant to Rule 12b-32.
+ Management Contract or Compensatory plan or arrangement

(b)  Reports on Form 8-K
     None

Status of Prior Documents

World Airways' Annual Report on Form 10-K for the year ended December 31, 2001, at the time of filing with the Securities and Exchange Commission, shall modify and supersede all prior documents filed pursuant to Sections 13, 14, and 15(d) of the Securities Exchange Act of 1934 for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933, as amended, which incorporates by reference such Annual Report on Form 10-K.

                            * * * * * * * * * * * * *

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       World Airways, Inc.

                                       /s/ Gilberto M. Duarte, Jr.
                                       --------------------------------
                                       By: Gilberto M. Duarte, Jr.
                                           Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                      Title                             Date
---------                      -----                             ----
/s/ Hollis L. Harris           Chairman, Chief Executive         March 26, 2002
---------------------------
Hollis L. Harris               Officer and President

/s/ John E. Ellington          Chief Operating Officer           March 26, 2002
---------------------------
John E. Ellington

/s/ Gilberto M. Duarte, Jr.    Chief Financial Officer           March 26, 2002
---------------------------
Gilberto M. Duarte, Jr.

/s/ Daniel J. Altobello        Director                          March 26, 2002
---------------------------
Daniel J. Altobello

/s/ A. Scott Andrews           Director                          March 26, 2002
---------------------------
A. Scott Andrews

/s/ Joel H. Cowan              Director                          March 26, 2002
---------------------------
Joel H. Cowan

/s/  Ronald R. Fogleman            Director                 March 26, 2002
--------------------------
Ronald R. Fogleman

/s/ Wan Malek Ibrahim              Director                 March 26, 2002
--------------------------
Wan Malek Ibrahim

/s/ Russell L. Ray, Jr.            Director                 March 26, 2002
--------------------------
Russell L. Ray, Jr.

/s/ Peter M. Sontag                Director                 March 26, 2002
--------------------------
Peter M. Sontag

/s/ Lim Kheng Yew                  Director                 March 26, 2002
--------------------------
Lim Kheng Yew