Form 10-Q
period 2002-03-31
WORLD AIRWAYS INC /DE/
filed 2002-05-10
CIK 949240

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549

                            -------------------------



                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended: March 31, 2002
                                       or
           [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to _______


                         Commission File Number 0-26582



                               WORLD AIRWAYS, INC.
             (Exact name of registrant as specified in its charter)



            DELAWARE                                            94-1358276
  (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                         Identification Number)

           The HLH Building, 101 World Drive, Peachtree City, GA 30269
                    (Address of Principal Executive Offices)

                                 (770) 632-8000
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      X        No _________
    ----------

The number of shares of the registrant's Common Stock outstanding on March 31, 2002 was 10,920,787

================================================================================

                               WORLD AIRWAYS, INC.

                  MARCH 31, 2002 QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS

                                                                                                                                Page
                                                                                                                                ----
PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Balance Sheets, March 31, 2002 (Unaudited) and December 31, 2001 .................................     3

                  Condensed Statements of Operations (Unaudited), Three Months Ended March 31, 2002 and 2001 .................     5

                  Condensed Statement of Changes in Stockholders' Deficiency (Unaudited), Three months ended March 31, 2002 ..     6

                  Condensed Statements of Cash Flows (Unaudited), Three months ended March 31, 2002 and 2001 .................     7

                  Notes to Condensed Financial Statements ....................................................................     8

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations ......................    10

         Item 3.  Quantitative and Qualitative  Disclosures about Market Risk ................................................    13

PART II - OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of  Securities  Holders ....................................................    13

         Item 6.  Exhibits and Reports on Form 8-K ...........................................................................    13

                          ITEM 1. FINANCIAL STATEMENTS
                               WORLD AIRWAYS, INC.
                            CONDENSED BALANCE SHEETS
                                     ASSETS
                                 (in thousands)

                                                                                    (unaudited)
                                                                                     March 31,      December 31,
                                                                                       2002             2001
                                                                                     --------         --------
CURRENT ASSETS
     Cash and cash equivalents, including restricted cash of $228 at March 31,
         2002 and $662 at December 31, 2001                                         $   22,904       $   19,540

     Accounts receivable, less allowance for doubtful accounts of $1,291 at
         March 31, 2002 and $1,350 at December 31, 2001                                 28,575           25,219

     Prepaid expenses and other current assets                                           5,514            5,641
                                                                                    ----------       ----------

         Total current assets                                                           56,993           50,400
                                                                                    ----------       ----------

EQUIPMENT AND PROPERTY
     Flight and other equipment                                                         74,340           74,292
     Equipment under capital leases                                                      9,463            9,463
                                                                                    ----------       ----------
                                                                                        83,803           83,755
     Less: accumulated depreciation and amortization                                    42,253           41,223
                                                                                    ----------       ----------

         Net equipment and property                                                     41,550           42,532
                                                                                    ----------       ----------

LONG-TERM OPERATING DEPOSITS                                                            18,962           18,777

OTHER ASSETS AND DEFERRED CHARGES, NET                                                     493              520
                                                                                    ----------       ----------

TOTAL ASSETS                                                                        $  117,998       $  112,229
                                                                                    ==========       ==========

                                                                     (Continued)

                               WORLD AIRWAYS, INC.
                            CONDENSED BALANCE SHEETS
                                   (continued)
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                       (in thousands except share amounts)

                                                                                    (unaudited)
                                                                                     March 31,      December 31,
                                                                                       2002             2001
                                                                                     --------         --------
CURRENT LIABILITIES
     Notes payable                                                                  $   16,389       $   19,756
     Current maturities of long-term obligations                                         1,622            1,787
     Accounts payable                                                                   30,484           30,527
     Accrued rent                                                                       16,056           11,362
     Unearned revenue                                                                    2,585            3,400
     Accrued maintenance                                                                 2,724            1,543
     Accrued salaries and wages                                                          8,960            7,850
     Accrued taxes                                                                       2,605            3,158
     Other accrued liabilities                                                             290            1,090
                                                                                    ----------       ----------
         Total current liabilities                                                      81,715           80,473
                                                                                    ----------       ----------

LONG-TERM OBLIGATIONS, NET OF CURRENT MATURITIES                                        40,552           40,853

OTHER LIABILITIES
     Deferred gain from sale-leaseback transactions, net of accumulated amortization of $12,502 at March 31, 2002 and $11,966 at December 31,
         2001                                                                            5,560            6,096
     Accrued post-retirement benefits                                                    2,929            2,861
     Deferred rent                                                                      13,372           13,050
                                                                                    ----------       ----------
         Total other liabilities                                                        21,861           22,007
                                                                                    ----------       ----------

TOTAL LIABILITIES                                                                      144,128          143,333
                                                                                    ----------       ----------

STOCKHOLDERS' DEFICIENCY
     Preferred stock, $.001 par value (5,000,000 shares authorized; no shares
         issued or outstanding)                                                              -                -
     Common stock, $.001 par value (40,000,000 shares authorized; 12,147,141 shares issued; 10,920,787 shares outstanding at March 31, 2002 and
         December 31, 2001)                                                                 12               12
     Additional paid-in capital                                                         24,211           24,165
     Accumulated deficit                                                               (37,496)         (42,424)
     Treasury stock, at cost (1,226,354 shares at March 31, 2002 and December 31,
         2001)                                                                         (12,857)         (12,857)
                                                                                    ----------       ----------
         Total stockholders' deficiency                                                (26,130)         (31,104)
                                                                                    ----------       ----------

COMMITMENTS AND CONTINGENCIES

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                      $  117,998       $  112,229
                                                                                    ==========       ==========

            See accompanying Notes to Condensed Financial Statements

                               WORLD AIRWAYS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 2002 and 2001
                      (in thousands except per share data)
                                   (unaudited)

OPERATING REVENUES                                                2002            2001
                                                                --------       ----------
     Flight operations                                          $ 87,616       $   73,569
     Other                                                           423              200
                                                                --------       ----------
         Total operating revenues                                 88,039           73,769

OPERATING EXPENSES
     Flight Operations                                            25,223           23,208
     Maintenance                                                  10,289           17,292
     Aircraft rent and insurance                                  21,166           18,146
     Fuel                                                         12,177            7,993
     Flight operations subcontracted to other carriers               509              908
     Commissions                                                   4,083            3,998
     Depreciation and amortization                                 1,189            1,813
     Sales, general and administrative                             7,151            9,050
                                                                --------       ----------
         Total operating expenses                                 81,787           82,408

OPERATING INCOME (LOSS)                                            6,252           (8,639)

OTHER INCOME (EXPENSE)
     Interest expense                                             (1,177)          (1,383)
     Interest income                                                 135              170
     Other, net                                                     (282)            (292)
                                                                --------       ----------
         Total other expense                                      (1,324)          (1,505)

NET EARNINGS (LOSS)                                             $  4,928       $  (10,144)
                                                                ========       ==========

BASIC EARNINGS (LOSS) PER SHARE
     Net earnings (loss)                                        $   0.45       $    (0.97)
                                                                ========       ==========
       Weighted average shares outstanding                        10,921           10,474

DILUTED EARNINGS (LOSS) PER SHARE
     Net earnings (loss)                                        $   0.37       $    (0.97)
                                                                ========       ===========
       Weighted average shares outstanding                        15,482           10,474

            See accompanying Notes to Condensed Financial Statements

                               WORLD AIRWAYS, INC.
                         CONDENSED STATEMENTS OF CHANGES
                           IN STOCKHOLDERS' DEFICIENCY
                        Three Months Ended March 31, 2002
                       (in thousands except share amounts)
                                   (unaudited)

                                                        Additional                                         Total
                                               Common      Paid-in     Accumulated  Treasury Stock, Stockholders'
                                                Stock      Capital         Deficit         at Cost    Deficiency
                                           ----------     --------     ----------   -------------   ------------

Balance at December 31, 2001              $        12    $  24,165     $  (42,424)  $     (12,857)  $   (31,104)

Amortization of warrants                            -           46              -               -            46

Net earnings                                        -            -          4,928               -         4,928
                                          -----------    ---------     ----------   -------------   ------------



Balance at March 31, 2002                 $        12    $  24,211     $  (37,496)  $     (12,857)  $   (26,130)
                                          ===========    =========     ==========   =============   ===========

            See accompanying Notes to Condensed Financial Statements.

                               WORLD AIRWAYS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 30, 2002 and 2001
                                 (in thousands)
                                   (unaudited)

                                                                                          2002              2001
                                                                                 -------------    --------------
CASH AND CASH EQUIVALENTS AT BEGINNING                                           $      19,540    $       14,386
     OF PERIOD

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)                                                                      4,928           (10,144)
Adjustments to reconcile net earnings (loss) to cash provided (used) by operating activities:
     Depreciation and amortization                                                       1,189             1,813
     Deferred gain recognition                                                            (536)             (317)
     Other                                                                                  73               880
     Provision for doubtful accounts receivable                                            (59)               --
     Increase (decrease) in cash resulting from changes in operating assets and liabilities:
       Accounts receivable                                                              (3,297)           (1,131)
       Deposits, prepaid expenses and other assets                                         (58)            1,440
       Accounts payable, accrued expenses and other liabilities                          2,088             2,144
       Unearned revenue                                                                   (815)           (3,128)
                                                                                 -------------    --------------
     Net cash provided (used) by operating activities                                    3,513            (8,443)
                                                                                 -------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment and property                                                       (560)           (1,275)
Proceeds from disposal of equipment and property                                           353               273
Sales and maturities of marketable investments                                              --             1,685
                                                                                 -------------    --------------
     Net cash provided (used) by investing activities                                     (207)              683
                                                                                 -------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in line of credit borrowing arrangement, net                        (3,366)            5,074
Repayment of debt                                                                         (467)             (985)
Deferral of aircraft rent obligations                                                    3,891                --
                                                                                 -------------    --------------
     Net cash provided (used) by financing activities                                       58             4,089
                                                                                 -------------    --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     3,364            (3,671)
                                                                                 -------------    --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $      22,904    $       10,715
                                                                                 =============    ==============


            See accompanying Notes to Condensed Financial Statements.

                               WORLD AIRWAYS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

1. Management believes that all adjustments necessary for a fair statement of results have been included in the Condensed Financial Statements for the interim periods presented, which are unaudited. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and the results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

     These interim period Condensed Financial Statements and accompanying footnotes should be read in conjunction with the Financial Statements contained in World Airways' Annual Report on Form 10-K for the year ended December 31, 2001.

2.   Earnings (Loss) per Share
     The following table sets forth the computations of basic and diluted earnings (loss) per share (in thousands except per share data):

                                                                            Three Months Ended March 31, 2002
                                                                            ------------ --------------------
                                                                           Earnings     Shares           Per Share
                                                                          (Numerator)   (Denominator)    Amount
                                                                          -----------   -------------    ------
           Basic EPS
              Earnings available to common stockholders                     $4,928      10,921            $0.45
                                                                            ------      ------            -----

           Effect of Dilutive Securities
                Options                                                         --           5
                8% convertible debentures                                      800       4,556
                                                                            ------      ------

           Diluted EPS
              Earnings available to common stockholders
                plus assumed conversions                                    $5,728      15,482            $0.37
                                                                            ------      ------            -----


                                                                            Three Months Ended March 31, 2001
                                                                            ------------ --------------------
                                                                           Earnings     Shares           Per Share
                                                                          (Numerator)   (Denominator)    Amount
                                                                          -----------   -------------    ------
           Basic EPS
              Net loss                                                      $(10,144)    10,474           $(0.97)
                                                                            --------     ------           ------

           Effect of Dilutive Securities
                Options                                                           --         --
                8% convertible debentures                                         --         --
                                                                            --------     ------

           Diluted EPS
              Net loss                                                      $(10,144)    10,474           $(0.97)
                                                                            --------     ------           ------

3.   Capital Stock

     In June 2001, World Airways was informed by NASDAQ that the Company's common stock had not maintained a closing bid price of $1.00 for thirty consecutive trading days as required by a NASDAQ SmallCap Market rule. According to NASDAQ, World Airways needed to meet the $1.00 price requirements within 90 days (by September 18, 2001). If the closing bid price for the stock had been $1.00 or more for ten consecutive trading days anytime before September 18, 2001, NASDAQ would have determined if compliance with continued listing requirements had been achieved. If by September 18, 2001, the Company had been unable to demonstrate compliance, and had not requested a hearing before NASDAQ on a proposed delisting, the stock would have been delisted from the SmallCap Market. In such a case, the Company would have taken action to be listed on the over-the-counter Bulletin Board. In October 2001, the Company received official notice from NASDAQ that a moratorium had been placed on the minimum bid price and market value of public float requirements in response to the extraordinary market conditions following the September 11, 2001 terrorist attacks on the United States. The Company received notification in February 2002 that it would have 180 calendar days, or until August 13, 2002, to regain compliance with the bid price requirements. The Company received notification from NASDAQ in April 2002 that the Company's eligibility for continued listing was being reviewed. The Company responded to NASDAQ regarding its specific plan to achieve and sustain compliance with the NASDAQ listing requirements and indicated that it aniticipated to be in compliance.

4.   Air Transportation Safety and System Stabilization Act

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

     Under the Stabilization Act, each air carrier is entitled to receive the lesser of its actual direct and incremental losses for the period September 11, 2001 to December 31, 2001 or its maximum allocation of grant funds as determined by the Department of Transportation ("DOT"). In the fourth quarter of 2001, the Company received a $5.1 million grant from the federal government. The Company believes that it may receive a maximum of $2.8 million of additional grant funds in 2002, based on the excess of actual direct and incremental losses over the $5.1 million. However, no additional grants may be received or the Company may have to return grant funds already received based on the DOT's final determination of the above described amounts. Due to the uncertainty of the maximum allocation amount determined by the DOT and the fact that the DOT has not completed its final review of the Company's calculation of actual direct and incremental losses, the Company determined it would not be appropriate to accrue the benefit of any additional grant funds until their receipt is certain.

     The Stabilization Act included an Air Carrier Loan Guarantee program. This program is designed to assist viable airlines that suffered financially as a result of September 11/th/ who do not otherwise have access to reasonable credit. The loan guarantee is subject to certain conditions and fees, including the potential requirement that the U.S. Government be issued warrants or other equity instruments in connection with such loan guarantees. The program's application deadline is June 28, 2002. Company representatives have met with staff from the Air Transportation Stabilization Board and it is the Company's current intent to file an application before the June deadline. There can be no assurance that the application will be approved and that this source of financing will be available to the Company.

5.   Sub-Lease

     The Company is obligated through April 2006 under a lease agreement for office space for its former headquarters located in Herndon, Virginia. The Company sub-leases this office space to a tenant that has recently had difficulties in making timely rental payments to the Company. The Company has received rental payments through March 31, 2002 by using proceeds from a letter of credit provided by the tenant. The sub-lessee is currently working on obtaining additional financing, which it will use to satisfy its future lease payments. If the sub-lessee is not able to obtain additional financing and meet its obligations under the sub-lease agreement, the Company may seek other tenants. In this case, depending on the ability of the Company to secure additional tenants at rates approximating the Company's lease costs, a loss may be incurred. As of March 31, 2002, the Company does not believe a loss is probable and accordingly, no accrual has been recorded. However, the Company will monitor this situation in forthcoming quarters. While the Company cannot reasonably estimate what such a loss, if any, would be, the Company's total obligation under the lease is $6.3 million through 2006.

6.   Other

     In August 2001, the Financial Accounting Standards Board issued Financial Accounting Standard No. 144 - "Accounting for the Impairment of Long-Lived Assets" ("SFAS 144"). SFAS 144 supercedes SFAS 121 and the portion of the Accounting Principle Board Opinion No. 30 that deals with disposal of a business segment. Effective January 1, 2002, the Company adopted SFAS 144, which did not have an effect on our results of operations.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------    ---------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

Part I, Item 2 of this report should be read in conjunction with Part II, Item 7 of World Airways, Inc. ("World Airways" or the "Company") Annual Report on Form 10-K for the year ended December 31, 2001. The information contained herein is not a comprehensive management overview and analysis of the financial condition and results of operations of the Company, but rather updates disclosures made in the aforementioned filing.

The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "Act"). Therefore, this report contains forward looking statements that are subject to risks and uncertainties, including, but not limited to, the reliance on key strategic alliances, fluctuations in operating results and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. These risks could cause the Company's actual results for 2002 and beyond to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company.

OVERVIEW

General

For the first three months of 2002, the Company's net earnings were $4.9 million. For the first three months of 2001, the Company's net loss was $10.1 million.

The following table provides statistical data, used by management in evaluating the operating performance of the Company, for the quarters ended March 31, 2002 and 2001.

                                                               Quarter Ended March 31,
                                                               -----------------------

                                                             2002                   2001
                                                             ----                   ----
        Revenue block hours:
              Full service passenger                      5,167    59%         3,624      44%
              Full service cargo                            400     5%           ---     ---
              ACMI passenger                                726     8%         3,315      40%
              ACMI cargo                                  2,220    26%         1,268      15%
              Miscellaneous                                 188     2%           106       1%
                                                       --------  ----        -------    ----
               Total                                      8,701   100%         8,313     100%
                                                       --------  ----        -------    ----

          Aircraft at year-end                               15                   12
          Average available aircraft per day               15.0                 11.1
          Average daily utilization                         6.4                  8.3
          (block hours flown per day per aircraft)


Significant Customer Relationships

The Company is highly dependent on revenues from the U.S. Air Force ("USAF"). The loss of the USAF as a customer would have a material adverse effect on the Company. The Company's principal customers, and the percent of revenues from those customers, for the quarters ended March 31, 2002 and 2001 are as follows:

                                                     2002            2001
                                                     ----            ----
     USAF                                            77.4%           51.5%
     Emery Air Freight Corporation ("Emery")          7.2%            6.6%
     Sonair Serviceo Aereo ("Sonair")                 6.4%            8.5%
     P.T. Garuda Indonesia ("Garuda")                  --%           21.8%

RESULTS OF OPERATIONS

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Operating Revenues. Revenues from operations increased $14.2 million, or 19.3%,
------------------
to $88.0 million in 2002 from $73.8 million in 2001. The increase was primarily due to a higher average yield, or revenue per block hour, as a result of more full service USAF hours as a percent of total hours in 2002 compared to 2001.

Operating  Expenses.  Total operating expenses decreased $0.6 million, or 0.8%
-------------------
in 2002 to $81.8 million from $82.4 million in 2001.

Flight operations expenses include all expenses related directly to the operation of the aircraft other than aircraft cost, fuel and maintenance. Also included are expenses related to flight dispatch and flight operations administration. Flight operations expenses increased $2.0 million, or 8.7%, in 2002. This increase resulted primarily from an increase of $1.0 million in pilot and flight attendant costs caused by increased staffing levels necessitated by the increase in full service USAF flying and additional cargo aircraft. Pilot costs also increased due to contractual wage increases. The additional full service USAF flying also increased catering, passenger services and landing/handling expenses by approximately $0.8 million.

Maintenance expenses decreased $7.0 million, or 40.5%, in 2002. In the first quarter of 2001, the Company expensed $2.7 million of thrust reverser and landing gear overhauls and there were no comparable overhauls done in the 2002 first quarter. The Company also incurred a decrease of $2.4 million in aircraft component repairs. In the first quarter of 2001, the Company had approximately $2.0 million of component repair invoices related to work that was in-process, while at the same time initiating a power-by-the-hour maintenance agreement for MD-11 aircraft components. Maintenance materials as well as wages, overtime and personnel expenses were down $0.7 million and $0.8 million, respectively, in the first quarter of 2002 compared to the same period last year.

Aircraft rent and insurance costs increased $3.0 million, or 16.6%, in 2002. This resulted primarily from an increase in the number of average aircraft to
15.0 in the first quarter of 2002 compared to 11.1 in the same quarter of 2001, as well as higher hull and war risk insurance costs in 2002.

Fuel expenses increased $4.2 million, or 52.3%, in 2002 due to higher per-gallon costs as well as more consumption associated with the increase in full service flying. The Company is generally able to pass fuel cost increases through to its customers.

Sales, general and administrative expenses decreased $1.9 million, or 21.0%, in 2002. This was primarily due to $1.3 million of severance and moving costs associated with the relocation of the Company's headquarters from Virginia to Georgia in 2001. In addition, outside service costs for the first quarter of 2001 were $0.5 million higher due to open positions being filled by temporary personnel as well as payments to consultants in connection with the move to Georgia.

LIQUIDITY AND CAPITAL RESOURCES

The Company is highly leveraged. At March 31, 2002, the Company's current assets were $57.0 million and current liabilities were $81.7 million. The ratio of the Company's current assets to its current liabilities ("current ratio") was 0.7:1. Also, as of March 31, 2002, the Company had outstanding long-term debt and capital leases of $40.6 million and notes payable and current maturities of long-term debt of $18.0 million. In addition, the Company has significant long-term obligations relating to operating leases for aircraft and spare engines. At March 31, 2002, the Company had submitted all of its available eligible receivables under its Accounts Receivable Management and Security Agreement ("the Agreement") with GMAC Commercial Credit, LLC ("GMAC").

In March 2002, GMAC agreed to an amendment which waived violation of the debt coverage ratio covenant for the quarter ended December 31, 2001 and restated the tangible net worth covenant as of March 31, 2002. This amendment requires that the Company reduce the spare parts loan from $11 million to $6 million by July 1, 2002.

In the first quarter of 2002, the Company continued to pay amounts less than its original contractual aircraft rent obligations under agreements with its lessors that amended the terms of the original aircraft lease agreements to provide for the repayment of the unpaid contractual rent obligations. The Company continued to recognize expense for the full amount of its contractual rent payments due. The accrual for unpaid contractual rent obligations is $13.7 million and is included as accrued rent in the current liabilities section of the Balance Sheet at March 31, 2002.

The Stabilization Act included an Air Carrier Loan Guarantee program. This program is designed to assist viable airlines that suffered financially as a result of September 11/th/ who do not otherwise have access to reasonable credit. The loan guarantee is subject to certain conditions and fees, including the potential requirement that the U.S. Government be issued warrants or other equity instruments in connection with such loan guarantees. The program's application deadline is June 28, 2002. Company representatives have met with staff from the Air Transportation Stabilization Board and it is the Company's current intent to file an application before the June deadline. There can be no assurance that the application will be approved and that this source of financing will be available to the Company.

Although there can be no assurances, World Airways believes that the combination of its existing contracts and additional business which it expects to obtain, along with its existing cash and financing arrangements, will be sufficient to allow the Company to meet its cash requirements related to operating and capital requirements for 2002.

Cash Flows from Operating Activities

Operating activities provided $3.5 million in cash during the three months ended March 31, 2002 compared to using $8.4 million in the comparable 2001 period. The cash provided in 2002 principally reflects the $4.9 million net earnings, net non-cash income statement charges of $0.7 million, a $3.3 million increase in accounts receivable and a net decrease of $1.2 million in operating assets and liabilities. The decrease in 2001 is mainly due to the $10.1 million loss for the quarter, net non-cash income statement charges of $2.4 million and a net decrease of $0.7 million in operating assets and liabilities.

Cash Flows from Investing Activities

Investing activities used $0.2 million in the first quarter of 2002 while it generated $0.7 million in cash in the three months ended March 31, 2001, due to the sale and maturity of marketable investments net of purchases of rotable spare parts.

Cash Flows from Financing Activities

Financing activities generated $58,000 in cash for the three months ended March 31, 2002, which was due to deferred aircraft rent obligations of $3.9 million offset by a reduction in the amount owed under the Agreement with GMAC of $3.4 million and debt repayments of $0.5 million. Financing activities generated $4.1 million in cash in the three months ended March 31, 2001 due to a net increase in debt.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------     ----------------------------------------------------------

Part I, Item 3 of this report should be read in conjunction with Part II, Item 7a of World Airways, Inc. Annual Report on Form 10-K for the year ended December 31, 2001. The information contained herein is not a quantitative and qualitative discussion about market risk the Company faces, but rather updates disclosures made in the aforementioned filing.

World Airways continues to not have any material exposure to market risks.

                                     PART II

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------     ---------------------------------------------------

The 2002 Annual Meeting of Shareholders of World Airways, Inc. was held on May 8, 2002. A total of 7,249,654 shares were present or represented by proxy at the meeting. They represented approximately 65% of the Company's shares.

The individuals named below were reelected to a three-year term as Class I
Directors:

         ---------------------------------------------------------------------
              Name                   Votes Received           Votes Withheld
              ----                   --------------           --------------
         ---------------------------------------------------------------------
          Daniel J. Altobello          7,064,964                184,690
         ---------------------------------------------------------------------
          Hollis L. Harris             7,109,170                140,484
         ---------------------------------------------------------------------
          Peter M. Sontag              6,963,536                286,118
         ---------------------------------------------------------------------

A. Scott Andrews, Joel H. Cowan, Ronald R. Fogleman, Wan Malek Ibrahim, Russell
L. Ray, Jr., and Lim Kheng Yew continue as Directors of the Company.

An amendment to the Certificate of Incorporation of the Company was approved to increase the number of shares of authorized Common Stock from 40,000,000 to 100,000,000 with 6,751,520 shares voting for, 473,317 shares voting against and 24,817 shares abstaining.

The selection of KPMG LLP as the independent certified public accountants and auditor for the Company for the year ending December 31, 2002 was ratified, with 7,113,997 shares voting for, 126,357 shares voting against and 9,300 shares abstaining.

ITEM 6.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
------     ----------------------------------------------------------------

(a) Exhibits

 No.  Description
 --   -----------

    None

(b)   Reports on Form 8-K

    None

                          * * * * * * * * * * * * * * *

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   WORLD AIRWAYS, INC.

                                   By: /s/ Gilberto M. Duarte, Jr.
                                       ------------------------------
                                   Principal Accounting and Financial Officer


Date: May 10, 2002