Form 10-Q
period 2002-06-30
WORLD AIRWAYS INC /DE/
filed 2002-08-13
CIK 949240

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             -----------------------


                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended: June 30, 2002
                                       or
           [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to _______


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

The number of shares of the registrant's Common Stock outstanding on June 30, 2002 was 10,931,987.

================================================================================

                               WORLD AIRWAYS, INC.

                   JUNE 30, 2002 QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----
PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Balance Sheets, June 30, 2002 (Unaudited) and December 31, 2001 .................     3

                  Condensed Statements of Operations (Unaudited),
                  Three Months Ended June 30, 2002 and 2001 .................................................     5

                  Condensed Statements of Operations (Unaudited),
                  Six Months Ended June 30, 2002 and 2001 ...................................................     6

                  Condensed Statement of Changes in Stockholders' Deficiency (Unaudited),
                  Six months ended June 30, 2002 ............................................................     7

                  Condensed Statements of Cash Flows (Unaudited),
                  Six months ended June 30, 2002 and 2001 ...................................................     8

                  Notes to Condensed Financial Statements ...................................................     9

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations. ................................................................    12

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk ................................    15



PART II - OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Securities Holders .....................................    16

         Item 6.  Exhibits and Reports on Form 8-K ..........................................................    16

                          ITEM 1. FINANCIAL STATEMENTS
                               WORLD AIRWAYS, INC.
                            CONDENSED BALANCE SHEETS
                                     ASSETS
                                 (in thousands)

                                                                                   (unaudited)
                                                                                     June 30,        December 31,
                                                                                       2002              2001
                                                                                  -------------     --------------
CURRENT ASSETS
     Cash and cash equivalents, including restricted
         cash of $1,743 at June 30, 2002 and
         $662 at December 31, 2001                                                $      24,138      $    19,540

     Accounts receivable, less allowance for doubtful
         accounts of $1,232 at June 30, 2002 and
         $1,350 at December 31, 2001                                                     24,761           25,219

     Prepaid expenses and other current assets                                            5,602            5,641
                                                                                        -------          -------

         Total current assets                                                            54,501           50,400
                                                                                        -------          -------

EQUIPMENT AND PROPERTY
     Flight and other equipment                                                          74,613           74,292
     Equipment under capital leases                                                       9,463            9,463
                                                                                        -------          -------
                                                                                         84,076           83,755
     Less: accumulated depreciation and amortization                                     43,403           41,223
                                                                                        -------          -------

         Net equipment and property                                                      40,673           42,532
                                                                                        -------          -------

LONG-TERM OPERATING DEPOSITS                                                             19,009           18,777

OTHER ASSETS AND DEFERRED CHARGES, NET                                                      691              520
                                                                                        -------          -------

TOTAL ASSETS                                                                      $     114,874      $   112,229
                                                                                        =======          =======

                                                                     (Continued)

                               WORLD AIRWAYS, INC.
                            CONDENSED BALANCE SHEETS
                                   (continued)
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                       (in thousands except share amounts)

                                                                                  (unaudited)
                                                                                   June 30,            December 31,
                                                                                       2002                 2001
                                                                                  -------------      -----------
CURRENT LIABILITIES
     Notes payable                                                                $      12,574      $    19,756
     Current maturities of long-term obligations                                          1,232            1,787
     Accounts payable                                                                    23,314           30,527
     Accrued rent                                                                        20,027           11,362
     Unearned revenue                                                                     4,050            3,400
     Accrued maintenance                                                                  2,107            1,543
     Accrued salaries and wages                                                           9,401            7,850
     Accrued taxes                                                                        2,967            3,158
     Other accrued liabilities                                                            1,112            1,090
                                                                                        -------          -------
         Total current liabilities                                                       76,784           80,473
                                                                                        -------          -------

LONG-TERM OBLIGATIONS, NET OF CURRENT MATURITIES                                         40,545           40,853

OTHER LIABILITIES
     Deferred gain from sale-leaseback transactions, net of
         accumulated amortization of $13,038 at June 30,
         2002 and $11,966 at December 31, 2001                                            5,024            6,096
     Accrued post-retirement benefits                                                     2,929            2,861
     Deferred rent                                                                       13,645           13,050
                                                                                        -------          -------
         Total other liabilities                                                         21,598           22,007
                                                                                        -------          -------

TOTAL LIABILITIES                                                                       138,927          143,333
                                                                                        -------          -------

STOCKHOLDERS' DEFICIENCY
     Preferred stock, $.001 par value (5,000,000 shares authorized;
         no shares issued or outstanding)                                                     -                -
     Common stock, $.001 par value (100,000,000 shares authorized;
         12,158,341 shares issued; 10,931,987 shares outstanding at June 30,
         2002 and 10,920,787 shares outstanding at December 31, 2001)                        12               12
     Additional paid-in capital                                                          24,268           24,165
     Accumulated deficit                                                                (35,476)         (42,424)
     Treasury stock, at cost (1,226,354 shares at June 30, 2002 and
         December 31, 2001)                                                             (12,857)         (12,857)
                                                                                        -------          -------
         Total  stockholders' deficiency                                                (24,053)         (31,104)
                                                                                        -------          -------

COMMITMENTS AND CONTINGENCIES

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                    $     114,874      $   112,229
                                                                                        =======          =======

            See accompanying Notes to Condensed Financial Statements

                               WORLD AIRWAYS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                    Three Months Ended June 30, 2002 and 2001
                      (in thousands except per share data)
                                   (unaudited)

OPERATING REVENUES                                                         2002             2001
                                                                       ---------        ---------
     Flight operations                                                 $ 87,928         $ 76,357
     Other                                                                  471              222
                                                                       ---------        ---------
         Total operating revenues                                        88,399           76,579

OPERATING EXPENSES
     Flight Operations                                                   26,551           26,333
     Maintenance                                                         11,480           15,437
     Aircraft rent and insurance                                         20,885           18,614
     Fuel                                                                13,188            9,746
     Flight operations subcontracted to other carriers                      227               16
     Commissions                                                          4,175            3,609
     Depreciation and amortization                                        1,185            1,721
     Sales, general and administrative                                    7,628            8,242
                                                                       ---------        ---------
         Total operating expenses                                        85,319           83,718

OPERATING INCOME (LOSS)                                                   3,080           (7,139)

OTHER INCOME (EXPENSE)
     Interest expense                                                    (1,165)          (2,160)
     Interest income                                                        141              117
     Other, net                                                             (36)             (11)
                                                                       ---------        ---------
         Total other expense                                             (1,060)          (2,054)





NET EARNINGS (LOSS)                                                    $  2,020         $ (9,193)
                                                                       =========        =========

BASIC EARNINGS (LOSS) PER SHARE
     Net earnings (loss)                                               $   0.18         $  (0.85)
                                                                       =========        =========
     Weighted average shares outstanding                                 10,926           10,779


DILUTED EARNINGS (LOSS) PER SHARE
     Net earnings (loss)                                               $   0.18         $  (0.85)
                                                                       =========        =========
     Weighted average shares outstanding                                 15,870           10,779

            See accompanying Notes to Condensed Financial Statements

                               WORLD AIRWAYS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                     Six Months Ended June 30, 2002 and 2001
                      (in thousands except per share data)
                                   (unaudited)

OPERATING REVENUES                                                          2002             2001
                                                                       ----------       ----------
     Flight operations                                                 $ 175,544        $ 149,926
     Other                                                                   894              422
                                                                       ----------       ----------
         Total operating revenues                                        176,438          150,348

OPERATING EXPENSES
     Flight Operations                                                    51,774           49,541
     Maintenance                                                          21,769           32,729
     Aircraft rent and insurance                                          42,051           36,760
     Fuel                                                                 25,365           17,739
     Flight operations subcontracted to other carriers                       736              924
     Commissions                                                           8,258            7,607
     Depreciation and amortization                                         2,374            3,534
     Sales, general and administrative                                    14,779           17,292
                                                                       ----------       ----------
         Total operating expenses                                        167,106          166,126

OPERATING INCOME (LOSS)                                                    9,332          (15,778)

OTHER INCOME (EXPENSE)
     Interest expense                                                     (2,342)          (3,543)
     Interest income                                                         276              287
     Other, net                                                             (318)            (303)
                                                                       ----------       ----------
         Total other expense                                              (2,384)          (3,559)





NET EARNINGS (LOSS)                                                    $   6,948        $ (19,337)
                                                                       ==========       ==========

BASIC EARNINGS (LOSS) PER SHARE
     Net earnings (loss)                                               $    0.64        $   (1.82)
                                                                       ==========       ==========
     Weighted average shares outstanding                                  10,922           10,629


DILUTED EARNINGS (LOSS) PER SHARE
     Net earnings (loss)                                               $    0.55        $   (1.82)
                                                                       ==========       ==========
     Weighted average shares outstanding                                  15,609           10,629

            See accompanying Notes to Condensed Financial Statements

                         CONDENSED STATEMENTS OF CHANGES
                           IN STOCKHOLDERS' DEFICIENCY
                         Six Months Ended June 30, 2002
                       (in thousands except share amounts)
                                   (unaudited)

                                                        Additional                                            Total
                                               Common      Paid-in    Accumulated   Treasury Stock,   Stockholders'
                                                Stock      Capital        Deficit           at Cost      Deficiency
                                           -----------    ---------     ----------     ------------   --------------
Balance at December 31, 2001               $        12    $  24,165     $  (42,424)    $    (12,857)  $      (31,104)

Amortization of warrants                             -           92              -                -               92
Exercise of Stock Options                                        11                                               11

Net earnings                                         -            -          6,948                -            6,948
                                           -----------    ---------     ----------     ------------   --------------

Balance at June 30, 2002                   $        12    $  24,268     $  (35,476)    $    (12,857)  $      (24,053)
                                           ===========    =========     ==========     ============   ==============

            See accompanying Notes to Condensed Financial Statements.

                               WORLD AIRWAYS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 2002 and 2001
                                 (in thousands)
                                   (unaudited)

                                                                                          2002              2001
                                                                                  ------------     -------------
CASH AND CASH EQUIVALENTS AT BEGINNING                                            $     19,540     $      14,386
     OF PERIOD

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)                                                                      6,948           (19,337)
Adjustments to reconcile net earnings (loss) to cash provided (used)
     by operating activities:
     Depreciation and amortization                                                       2,374             3,534
     Deferred gain recognition                                                          (1,072)             (633)
     (Gain) loss on sale of property and equipment                                         396                --
     Other                                                                                 (79)            1,647
     Provision for doubtful accounts receivable                                           (118)               --
     Increase (decrease) in cash resulting from changes in operating assets and liabilities:
       Accounts receivable                                                                 576             4,000
       Deposits, prepaid expenses and other assets                                        (193)              (95)
       Accounts payable, accrued expenses and other liabilities                         (3,211)            1,118
       Unearned revenue                                                                    650               846
                                                                                  ------------     -------------
     Net cash provided (used) by operating activities                                    6,271            (8,920)
                                                                                  ------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment and property                                                     (1,028)           (2,651)
Proceeds from disposal of equipment and property                                           117               419
Sales and maturities of marketable investments                                              --             1,685
                                                                                  ------------     -------------
     Net cash used in investing activities                                                (911)             (547)
                                                                                  ------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in line of credit borrowing arrangement, net                        (7,181)             (183)
Repayment of debt                                                                         (864)           (8,809)
Proceeds of sale/leaseback transactions                                                     --             7,674
Proceeds from exercise of options                                                           11                --
Deferral of aircraft rent obligations                                                    7,272                --
                                                                                  ------------     -------------
     Net cash used in financing activities                                                (762)           (1,318)
                                                                                  ------------     -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     4,598           (10,785)
                                                                                  ------------     -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $     24,138     $       3,601
                                                                                  ============     =============

            See accompanying Notes to Condensed Financial Statements.

                               WORLD AIRWAYS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

1. Management believes that all adjustments necessary for a fair statement of results have been included in the Condensed Financial Statements for the interim periods presented, which are unaudited. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and the results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

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

2.   Earnings (Loss) per Share
     The following table sets forth the computations of basic and diluted earnings (loss) per share (in thousands except per share data):

                                                                              Three Months Ended June 30, 2002
                                                                              ------------ -------------------
                                                                           Earnings     Shares           Per Share
                                                                          (Numerator)   (Denominator)    Amount
                                                                          -----------   -------------    ------
           Basic EPS
              Earnings available to common stockholders                     $2,020      10,926            $0.18
                                                                            ------      ------            -----

           Effect of Dilutive Securities
                Options                                                         --         388
                8% convertible debentures                                      809       4,556
                                                                            ------      ------

           Diluted EPS
              Earnings available to common stockholders
                plus assumed conversions                                    $2,829      15,870            $0.18
                                                                            ------      ------            -----

                                                                              Three Months Ended June 30, 2001
                                                                              ------------ -------------------
                                                                           Earnings     Shares           Per Share
                                                                          (Numerator)   (Denominator)    Amount
                                                                          -----------   -------------    ------
           Basic EPS
              Net loss                                                      $(9,193)     10,779           $(0.85)
                                                                            -------      ------           ------

           Effect of Dilutive Securities
                Options                                                          --          --
                8% convertible debentures                                        --          --
                                                                            -------      ------

           Diluted EPS
              Net loss                                                      $(9,193)     10,779           $(0.85)
                                                                            -------      ------           ------

                                                                              Six Months Ended June 30, 2002
                                                                              ---------- -------------------
                                                                          Earnings     Shares           Per Share
                                                                         (Numerator)   (Denominator)    Amount
                                                                         -----------   -------------    ------
           Basic EPS
              Earnings available to common stockholders                      $6,948     10,922            $0.64
                                                                             ------     ------            -----

           Effect of Dilutive Securities
                Options                                                          --        131
                8% convertible debentures                                     1,608      4,556
                                                                             ------     ------

           Diluted EPS
              Earnings available to common stockholders
                plus assumed conversions                                     $8,556     15,609            $0.55
                                                                             ------     ------            -----

                                                                              Six Months Ended June 30, 2001
                                                                              ---------- -------------------
                                                                          Earnings     Shares           Per Share
                                                                         (Numerator)   (Denominator)    Amount
                                                                         -----------   -------------    ------
           Basic EPS
              Net loss                                                      $(19,337)    10,629           $(1.82)
                                                                            --------     ------           ------

           Effect of Dilutive Securities
                Options                                                           --         --
                8% convertible debentures                                         --         --
                                                                            --------     ------

           Diluted EPS
              Net loss                                                      $(19,337)    10,629           $(1.82)
                                                                            --------     ------           ------

3.   Capital Stock

     In June 2001, World Airways was informed by NASDAQ that the Company's common stock had not maintained a closing bid price of $1.00 for thirty consecutive trading days as required by a NASDAQ SmallCap Market rule. The Company received official notification from NASDAQ in May 2002 that it had regained compliance with the minimum bid price requirement of $1.00.

     In April 2002, the Company was notified by NASDAQ that it was reviewing the Company's eligibility for continued listing since it was not in compliance with Marketplace Rule 4310(c) (2) (B), which requires the Company to meet a minimum net tangible assets, stockholders' equity, market capitalization or net income from continuing operations requirement for continued listing. The Company responded to NASDAQ regarding its specific plan to achieve and sustain compliance with the NASDAQ listing requirements. The NASDAQ Staff was not satisfied that the Company provided a definitive plan evidencing its ability to achieve near-term compliance within a time frame that the Staff was able to approve. The Company appealed the Staff's determination to the NASDAQ Listing Qualifications Panel ("Panel") pursuant to procedures set forth in the NASDAQ Marketplace Rule 4800 Series. The hearing occurred on July 18, 2002. In the presentation to the Panel, the Company articulated the steps that have been taken to achieve fiscal 2002 net earnings that would exceed the minimum listing requirement. The Panel's decision is pending.

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

     Under the Stabilization Act, each air carrier is entitled to receive the lesser of its actual direct and incremental losses for the period September 11, 2001 to December 31, 2001 or its maximum allocation of grant funds as determined by the Department of Transportation ("DOT"). In the fourth quarter of 2001, the Company received a $5.1 million grant from the federal government. The Company believes that it may receive a maximum of $2.7 million of additional grant funds in 2002, based on the excess of actual direct and incremental losses over the $5.1 million. However, no additional grants may be received or the Company may have to return some of the grant funds already received based on the DOT's final determination of the above described amounts. Due to the uncertainty of the maximum allocation amount determined by the DOT and the fact that the DOT has not completed its final review of the Company's calculation of actual direct and incremental losses, the Company determined it would not be appropriate to accrue the benefit of any additional grant funds until their receipt is certain.

     The Stabilization Act included an Air Carrier Loan Guarantee program. This program is designed to assist viable airlines that suffered financially as a result of September 11th who do not otherwise have access to reasonable credit. The loan guarantee is subject to certain conditions and fees, including the potential requirement that the U.S. Government be issued warrants or other equity instruments in connection with such loan guarantees. The Company filed an application on June 28, 2002 for $27 million in federal loan guarantees. If the loan guarantee request is approved, the Company plans to raise a total of $30 million. The Company's loan application included a detailed seven-year business plan, which showed increased utilization of existing aircraft, expanded sales efforts, continued support of the U.S. Air Force Air Mobility Command program, lowered costs through process improvements, and continued customer service initiatives. The loan, if any, would be repaid from 2004 to 2009. However, there can be no assurance that the application will be approved and that this source of financing will be available to the Company.

5.   Sub-lease

     The Company is obligated through April 2006 under a lease agreement for office space for its former headquarters located in Herndon, Virginia. The Company sub-leases this office space to a tenant that has recently had difficulties in making timely rental payments to the Company. The Company has received rental payments through March 31, 2002 by using proceeds from a letter of credit provided by the tenant. The sub-lessee is currently working on obtaining additional financing, which it will use to satisfy its future lease payments. If the sub-lessee is not able to obtain additional financing and meet its obligations under the sub-lease agreement, the Company may seek other tenants. In this case, depending on the ability of the Company to secure additional tenants at rates approximating the Company's lease costs, a loss may be incurred. As of June 30, 2002, the Company believes it is probable that the sub-lessee will perform under the terms of the lease agreement, and accordingly, no accrual has been recorded. However, the Company will monitor this situation in forthcoming quarters. While the Company cannot reasonably estimate what such a loss, if any, would be, the Company's total obligation at June 30, 2002 under the lease is $5.9 million through 2006.

6.   Aircraft Lease

     The Company is obligated to return a DC-10-30 convertible freighter aircraft to its lessor by the lease termination date of January 15, 2003. The lease on this aircraft contains contractual provisions related to the condition of the aircraft upon return to the lessor. The Company expects to incur expenses in the third and fourth quarters of 2002 to satisfy the return conditions of the lease. The cost of satisfying these return conditions is not yet determinable.

7.   GMAC

     For the quarter ending June 30, 2002, the Company failed the tangible net worth covenant in its GMAC loan facility. GMAC agreed not to, and forbear to, take any action with respect to such default until September 30, 2002, provided that the Company's financial condition does not deteriorate as determined by GMAC at their sole discretion. The Company has a signed letter of intent with another financial institution to replace GMAC and expects a decision by this institution's formal credit committee by the end of August with a closing by the end of September. Borrowings and letters of credit outstanding under the GMAC facility were $12.1 million and $1.2 million at June 30, 2002. The $12.1 million in borrowings is included in the current liabilities section of the Balance Sheet.

8.   Other

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

OVERVIEW

General

For the second quarter of 2002, the Company's net earnings were $2.0 million compared to a net loss of $9.2 million for the same period in 2001.

The following table provides statistical data, used by management in evaluating the operating performance of the Company, for the quarters ended June 30, 2002 and 2001.

                                                                 Quarter Ended June 30,
                                                                 ----------------------
                                                             2002                      2001
                                                             ----                      ----
Revenue block hours:
              Full service passenger                   5,284       63%            4,870      64%
              Full service cargo                         171        2%              ---      ---
              ACMI passenger                             736        9%            1,532      20%
              ACMI cargo                               1,969       24%            1,088      14%
              Miscellaneous                              187        2%              130       2%
                                                       -----      ----            -----     ----
                 Total                                 8,347      100%            7,620     100%
                                                       -----      ----            -----     ----


         Aircraft at quarter-end                               16                        13
         Average available aircraft per day                  15.5                      12.2
         Average daily utilization                            5.9                       6.9
         (block hours flown per day per aircraft)

For the first six months of 2002, the Company's net earnings were $6.9 million compared to a net loss of $19.3 million for the same period in 2001. The following table provides statistical data, used by management in evaluating the operating performance of the Company, for the six months ended June 30, 2002 and 2001.

                                                               Six Months Ended June 30,
                                                               -------------------------
                                                             2002                      2001
                                                             ----                      ----
Revenue block hours:
              Full service passenger                  10,451      61%            8,494      53%
              Full service cargo                         571       3%              ---      ---
              ACMI passenger                           1,462       9%            4,847      30%
              ACMI cargo                               4,189      25%            2,356      15%
              Miscellaneous                              375       2%              236       2%
                                                      ------     ----           ------     ----
                 Total                                17,048     100%           15,933     100%
                                                      ------     ----           ------     ----
         Aircraft at quarter-end                               16                       13
         Average available aircraft per day                  15.2                     11.6
         Average daily utilization                            6.2                      7.6
         (block hours flown per day per aircraft)

Significant Customer Relationships

The Company is highly dependent on revenues from the U.S. Air Force ("USAF"). The loss of the USAF as a customer would have a material adverse effect on the Company. The Company's principal customers, and the percent of revenues from those customers, for the quarter and six months ended June 30, 2002 and 2001 are as follows:

                                                      Quarter Ended June 30,    Six Months Ended June 30,
                                                      ----------------------    -------------------------
                                                         2002       2001              2002         2001
                                                         ----       ----              ----         ----
     USAF                                                79.6%      72.1%             78.5%        62.0%
     Emery Air Freight Corporation ("Emery")              8.3%       7.5%              7.8%         7.0%
     Sonair Serviceo Aereo ("Sonair")                     6.0%       8.2%              6.2%         8.4%

RESULTS OF OPERATIONS

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Operating Revenues. Revenues from operations increased $11.8 million, or 15.4%, to $88.4 million in 2002 from $76.6 million in 2001. The increase was due to more block hours flown for the USAF as well as a higher average yield, or revenue per block hour, as a result of more full service block hours flown in 2002 versus 2001. The increased USAF flying resulted from increased movement of troops due to U.S. military activity in the Middle East.

Operating Expenses. Total operating expenses increased $1.6 million, or 1.9% in 2002 to $85.3 million from $83.7 million in 2001.

Flight operations expenses include all expenses related directly to the operation of the aircraft other than aircraft costs, fuel and maintenance. Also included are expenses related to flight dispatch and flight operations administration. Flight operations expenses increased $0.2 million, or 0.8%, in 2002. This resulted primarily from an increase of $1.3 million in euro-control communication costs and $0.3 million in catering costs, offset by a decrease of $1.3 million in pilot and flight attendant costs caused by lower travel/personnel costs and simulator fees.

Maintenance expenses decreased $4.0 million, or 25.6%, in 2002. In the second quarter of 2001, the Company expensed $1.4 million for an engine overhaul and there were no comparable overhauls done in the 2002 second quarter. The Company also benefited in 2002 from a decrease of $2.2 million in routine maintenance checks and component repairs due to timing of maintenance service being performed. Maintenance travel/personnel expenses were down $0.4 million in the second quarter of 2002 compared to the same period last year.

Aircraft rent and insurance costs increased $2.3 million, or 12.2%, in 2002. This resulted primarily from an increase in the number of average aircraft to
15.5 in the second quarter of 2002 compared to 12.2 in the same quarter of 2001, as well as higher hull and war risk insurance costs in 2002.

Fuel expenses increased $3.4 million, or 35.3%, in 2002 due to higher per-gallon costs as well as more consumption associated with the increase in full service flying. The Company is generally able to pass fuel cost increases through to its customers.

Sales, general and administrative expenses decreased $0.6 million, or 7.4%, in 2002. The decrease in 2002 was primarily due to lower wages, travel/personnel expenses and outside services compared to the second quarter of 2001. These costs were incurred for the relocation of the Company's headquarters from Virginia to Georgia in 2001.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Operating Revenues. Revenues from operations increased $26.1 million, or 17.4%, to $176.4 million in 2002 from $150.3 million in 2001. The increase was due to more block hours flown as well as a higher average yield, or revenue per block hour, as a result of more full service USAF hours as a percent of total hours in 2002 compared to 2001.

Operating Expenses. Total operating expenses increased $1.0 million, or 0.6% in 2002 to $167.1 million from $166.1 million in 2001.

Flight operations expenses include all expenses related directly to the operation of the aircraft other than aircraft costs, fuel and maintenance. Also included are expenses related to flight dispatch and flight operations administration. Flight operations expenses increased $2.2 million, or 4.5%, in 2002. This resulted primarily from an increase of $1.4 million in euro-control communication costs, $0.5 million in catering costs and $0.5 million in landing/handling expenses, offset by a decrease of $0.3 million in pilot and flight attendant costs caused by lower travel/personnel costs and simulator fees.

Maintenance expenses decreased $11.0 million, or 33.5%, in 2002. In the first six months of 2001, the Company expensed $4.5 million for engine and thrust reverser overhauls, and there were no comparable overhauls done in 2002. The Company expensed an additional $2.2 million for landing gear overhauls in the first six months of 2001 compared to the same period in 2002. In addition, the Company benefited from a decrease of $4.8 million in routine maintenance checks and component repairs during the first six months of 2002 compared to 2001. In addition, in the first quarter of 2001, the Company had approximately $2.0 million of component repair invoices related to work that was in-process while at the same time initiating a power-by-the-hour maintenance agreement for MD-11 aircraft components.

Aircraft rent and insurance costs increased $5.3 million, or 14.4%, in 2002. This resulted primarily from an increase in the number of average aircraft to
15.2 in the first six months of 2002 compared to 11.6 in the same period of 2001, as well as higher hull and war risk insurance costs in 2002.

Fuel expenses increased $7.6 million, or 43.0%, in 2002 due to higher per-gallon costs as well as more consumption associated with the increase in full service flying. The Company is generally able to pass fuel cost increases through to its customers.

Sales, general and administrative expenses decreased $2.5 million, or 14.5%, in 2002. The decrease in 2002 was primarily due to $2.2 million in severance, travel and moving costs associated with the relocation of the Company's headquarters from Virginia to Georgia in 2001. In addition, outside service costs for the first six months of 2001 were $0.8 million higher due to positions being filled by temporary personnel as well as payments to consultants and other vendors in connection with the move to Georgia.

LIQUIDITY AND CAPITAL RESOURCES

The Company is highly leveraged. At June 30, 2002, the Company's current assets were $54.5 million and current liabilities were $76.8 million. The ratio of the Company's current assets to its current liabilities ("current ratio") was 0.7:1. Also, as of June 30, 2002, the Company had outstanding long-term debt and capital leases of $40.5 million and notes payable and current maturities of long-term debt of $13.8 million. In addition, the Company has significant long-term obligations relating to operating leases for aircraft and spare engines. At June 30, 2002, the Company had submitted all of its available eligible receivables under its Accounts Receivable Management and Security Agreement ("the Agreement") with GMAC Commercial Credit, LLC ("GMAC").

For the quarter ending June 30, 2002, the Company failed the tangible net worth covenant in its GMAC loan facility. GMAC agreed not to, and forbear to, take any action with respect to such default until September 30, 2002, provided that the Company's financial condition does not deteriorate as determined by GMAC at their sole discretion. The Company has a signed letter of intent with another financial institution to replace GMAC and expects a decision by this institution's formal credit committee by the end of August with a closing by the end of September. Borrowings and letters of credit outstanding under the GMAC facility were $12.1 million and $1.2 million at June 30, 2002. The $12.1 million in borrowings is included in the current liabilities section of the Balance Sheet.

In the second quarter of 2002, the Company continued to pay amounts less than its original contractual aircraft rent obligations under agreements with its lessors that amended the terms of the original aircraft lease agreements to provide for the repayment of the unpaid contractual rent obligations. The Company continued to recognize expense for the full amount of its contractual rent payments due. The accrual for unpaid contractual rent obligations is $17.0 million and is included as accrued rent in the current liabilities section of the Balance Sheet at June 30, 2002.

The Stabilization Act included an Air Carrier Loan Guarantee program. This program is designed to assist viable airlines that suffered financially as a result of September 11/th/ who do not otherwise have access to reasonable credit. The loan guarantee is subject to certain conditions and fees, including the potential requirement that the U.S. Government be issued warrants or other equity instruments in connection with such loan guarantees. The Company filed an application on June 28, 2002 for $27 million in federal loan guarantees. If the loan guarantee request is approved, the Company plans to raise a total of $30 million. The Company's loan application included a detailed seven-year business plan, which showed increased utilization of existing aircraft, expanded sales efforts, continued support of the U.S. Air Force Air Mobility Command program, lowered costs through process improvements, and continued customer service initiatives. The loan, if any, would be repaid from 2004 to 2009. However, there can be no assurance that the application will be approved and that this source of financing will be available to the Company.

Although there can be no assurances, World Airways believes that the combination of its existing contracts and additional business which it expects to obtain, along with its existing cash and financing arrangements, will be sufficient to allow the Company to meet its cash requirements related to operating and capital requirements for 2002.


Cash Flows from Operating Activities

Operating activities provided $6.3 million in cash during the six months ended June 30, 2002 compared to using $8.9 million in the comparable 2001 period. The cash provided in 2002 principally reflects the $6.9 million net earnings, net non-cash income statement charges of $1.5 million, a $0.6 million decrease in accounts receivable and a net increase of $2.7 million in operating assets and liabilities. The decrease of $8.9 million in 2001 is mainly due to the $19.3 million loss for the first six months, net non-cash income statement charges of $4.5 million, a $4.0 million reduction in accounts receivable, and a net decrease of $1.9 million in operating assets and liabilities.

Cash Flows from Investing Activities

Investing activities used $0.9 million in the first six months of 2002 and 2001, due to the purchase of rotable spare parts less proceeds from the sale and maturity of marketable investments and disposal of property and equipment.

Cash Flows from Financing Activities

Financing activities used $0.8 million in cash for the six months ended June 30, 2002, which was primarily due to deferred aircraft rent obligations of $7.3 million offset by a reduction in the amount owed under the Agreement with GMAC of $7.2 million and debt repayments of $0.9 million. Financing activities used $1.3 million in cash in the six months ended June 30, 2001 primarily due to $8.8 million of debt repayments offset by $7.7 million of proceeds from sale/leaseback transactions.

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

None.

ITEM 6.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Exhibits

No.       Description
---       -----------

10.21 Employment Agreement dated June 1, 2002 between Charles H. J. Addison and the Company

10.22 Employment Agreement dated June 1, 2002 between John E. Ellington and the Company

10.23 Third Amended and Restated Employment Agreement dated June 1, 2002 between Hollis L. Harris and the Company

99.1      Certification Pursuant to 18 U.S.C. (S)1350, as adopted pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002

99.2      Certification Pursuant to 18 U.S.C. (S)1350, as adopted pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002



(b)       Reports on Form 8-K

      None

                          * * * * * * * * * * * * * * *

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      WORLD AIRWAYS, INC.



                                      By: /s/ Gilberto M. Duarte, Jr.
                                         ---------------------------------------
                                      Principal Accounting and Financial Officer


Date: August 13, 2002