Form 10-Q
period 2002-09-30
WORLD AIRWAYS INC /DE/
filed 2002-11-13
CIK 949240

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2002

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission File Number 0-26582

WORLD AIRWAYS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	94-1358276
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)

The HLH Building, 101 World Drive, Peachtree City, GA 30269
(Address of Principal Executive Offices)

(770) 632-8000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes         X             No

The number of shares of the registrant’s Common Stock outstanding on September 30, 2002 was 11,077,098.

WORLD AIRWAYS, INC.

SEPTEMBER 30, 2002 QUARTERLY REPORT ON FORM 10-Q

ITEM 1.     FINANCIAL STATEMENTS
WORLD AIRWAYS, INC.
CONDENSED BALANCE SHEETS
ASSETS
(in thousands)

	September 30, 2002	December 31, 2001
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents, including restricted cash of $784 at September 30, 2002 and $662 at December 31, 2001	$28,762	$19,540

Accounts receivable, less allowance for doubtful accounts of $1,066 at September 30, 2002 and $1,350 at December 31, 2001	28,518	25,219

Prepaid expenses and other current assets	6,278	5,641

Total current assets	63,558	50,400

EQUIPMENT AND PROPERTY
Flight and other equipment	75,236	74,292
Equipment under capital leases	9,463	9,463

	84,699	83,755
Less: accumulated depreciation and amortization	44,535	41,223

Net equipment and property	40,164	42,532

LONG-TERM OPERATING DEPOSITS	18,861	18,777

OTHER ASSETS AND DEFERRED CHARGES, NET	729	520

TOTAL ASSETS	$123,312	$112,229

(Continued)

WORLD AIRWAYS, INC.
CONDENSED BALANCE SHEETS
(continued)

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
(in thousands except share amounts)

	September 30,	December 31,
	2002	2001
	(unaudited)
CURRENT LIABILITIES
Notes payable	$10,231	$19,756
Current maturities of long-term obligations	749	1,787
Accounts payable	33,705	30,527
Accrued rent	22,307	11,362
Unearned revenue	1,202	3,400
Accrued maintenance	2,647	1,543
Accrued salaries and wages	9,153	7,850
Accrued taxes	3,234	3,158
Other accrued liabilities	314	1,090

Total current liabilities	83,542	80,473

LONG-TERM OBLIGATIONS, NET OF CURRENT MATURITIES	40,545	40,853

OTHER LIABILITIES
Deferred gain from sale-leaseback transactions, net of accumulated amortization of $13,574 at September 30, 2002 and $11,966 at December 31, 2001	4,488	6,096
Accrued post-retirement benefits	2,929	2,861
Deferred rent	13,931	13,050

Total other liabilities	21,348	22,007

TOTAL LIABILITIES	145,435	143,333

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $.001 par value (5,000,000 shares authorized;
no shares issued or outstanding)	—	—
Common stock, $.001 par value (100,000,000 shares authorized;
12,158,341 shares issued; 11,077,098 shares outstanding at September 30,
2002 and 11,065,898 shares outstanding at December 31, 2001)	12	12
Additional paid-in capital	24,314	24,165
Accumulated deficit	(33,592)	(42,424)
Treasury stock, at cost (1,081,243 shares at September 30, 2002 and
December 31, 2001)	(12,857)	(12,857)

Total stockholders’ deficiency	(22,123)	(31,104)

COMMITMENTS AND CONTINGENCIES

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$123,312	$112,229

See accompanying Notes to Condensed Financial Statements.

WORLD AIRWAYS, INC.
CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2002 and 2001
(in thousands except per share data)
(unaudited)

OPERATING REVENUES	2002	2001
Flight operations	$107,273	$84,898
Other	650	289

Total operating revenues	107,923	85,187

OPERATING EXPENSES
Flight	34,483	29,247
Maintenance	17,086	12,483
Aircraft costs	22,598	19,932
Fuel	17,738	11,829
Flight operations subcontracted to other carriers	188	—
Commissions	4,085	3,348
Depreciation and amortization	1,132	1,196
Sales, general and administrative	7,840	8,842

Total operating expenses	105,150	86,877

OPERATING INCOME (LOSS)	2,773	(1,690)

OTHER INCOME (EXPENSE)
Interest expense	(1,097)	(1,206)
Interest income	159	94
Other, net	49	487

Total other expense	(889)	(625)

NET EARNINGS (LOSS)	$1,884	$(2,315)

BASIC EARNINGS (LOSS) PER SHARE
Net earnings (loss)	$0.17	$(0.21)

Weighted average shares outstanding	11,077	10,920

DILUTED EARNINGS (LOSS) PER SHARE
Net earnings (loss)	$0.17	$(0.21)

Weighted average shares outstanding	15,767	10,920

See accompanying Notes to Condensed Financial Statements

WORLD AIRWAYS, INC.
CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended September 30, 2002 and 2001
(in thousands except per share data)
(unaudited)

	2002	2001
OPERATING REVENUES
Flight operations	$282,817	$234,824
Other	1,544	711

Total operating revenues	284,361	235,535

OPERATING EXPENSES
Flight	86,257	78,788
Maintenance	38,855	45,212
Aircraft costs	64,649	56,694
Fuel	43,103	29,568
Flight operations subcontracted to other carriers	924	924
Commissions	12,343	10,955
Depreciation and amortization	3,506	4,730
Sales, general and administrative	22,619	26,133

Total operating expenses	272,256	253,004

OPERATING INCOME (LOSS)	12,105	(17,469)

OTHER INCOME (EXPENSE)
Interest expense	(3,439)	(4,748)
Interest income	435	380
Other, net	(269)	185

Total other expense	(3,273)	(4,183)

NET EARNINGS (LOSS)	$8,832	$(21,652)

BASIC EARNINGS (LOSS) PER SHARE
Net earnings (loss)	$0.80	$(2.02)

Weighted average shares outstanding	11,070	10,726

DILUTED EARNINGS (LOSS) PER SHARE
Net earnings (loss)	$0.71	$(2.02)

Weighted average shares outstanding	15,762	10,726

See accompanying Notes to Condensed Financial Statements

CONDENSED STATEMENTS OF CHANGES
IN STOCKHOLDERS’ DEFICIENCY
Nine Months Ended September 30, 2002
(in thousands except share amounts)
(unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock, at Cost	Total Stockholders’ Deficiency
Balance at December 31, 2001	$12	$24,165	$(42,424)	$(12,857)	$(31,104)
Amortization of warrants	—	138	—	—	138
Exercise of Stock Options		11			11
Net earnings	—	—	8,832	—	8,832

Balance at September 30, 2002	$12	$24,314	$(33,592)	$(12,857)	$(22,123)

See accompanying Notes to Condensed Financial Statements.

WORLD AIRWAYS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2002 and 2001
(in thousands)
(unaudited)

	2002	2001
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$19,540	$14,386

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	8,832	(21,652)
Adjustments to reconcile net earnings (loss) to cash provided (used) by operating activities:
Depreciation and amortization	3,506	4,730
Deferred gain recognition	(1,608)	(1,130)
Loss on sale of property and equipment	331	—
Other	15	2,114
Provision for doubtful accounts receivable	(284)	—
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Accounts receivable	(3,015)	(8,419)
Deposits, prepaid expenses and other assets	(721)	40
Accounts payable, accrued expenses and other liabilities	7,077	10,258
Unearned revenue	(2,198)	(5,128)

Net cash provided (used) by operating activities	11,935	(19,187)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment and property	(1,703)	(3,253)
Proceeds from disposal of equipment and property	148	477
Sales and maturities of marketable investments	—	1,685

Net cash used in investing activities	(1,555)	(1,091)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in line of credit borrowing arrangement, net	(9,525)	3,058
Repayment of debt	(1,346)	(9,356)
Proceeds of sale/leaseback transactions	—	15,505
Proceeds from exercise of options	11	—
Deferral of aircraft rent obligations	9,702	—

Net cash provided (used) by financing activities	(1,158)	9,207

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,222	(11,071)

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$28,762	$3,315

See accompanying Notes to Condensed Financial Statements.

WORLD AIRWAYS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

1.
Management believes that all adjustments necessary for a fair statement of results have been included in the Condensed Financial Statements for the interim periods presented, which are unaudited. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and the results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

These interim period Condensed Financial Statements and accompanying footnotes should be read in conjunction with the Financial Statements contained in World Airways’ Annual Report on Form 10-K for the year ended December 31, 2001.

2.	Earnings (Loss) per Share
The following table sets forth the computations of basic and diluted earnings (loss) per share (in thousands except per share data):

	Three Months Ended September 30, 2002
	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Earnings available to common stockholders	$1,884	11,077	$0.17

Effect of Dilutive Securities
Options	—	134
8% convertible debentures	818	4,556

Diluted EPS
Earnings available to common stockholders plus assumed conversions	$2,702	15,767	$0.17

	Three Months Ended September 30, 2001
	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Net loss	$(2,315)	10,920	$(0.21)

Effect of Dilutive Securities
Options	—	—
8% convertible debentures	—	—

Diluted EPS
Net loss	$(2,315)	10,920	$(0.21)

	Nine Months Ended September 30, 2002
	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Earnings available to common stockholders	$8,832	11,070	$0.80

Effect of Dilutive Securities
Options	—	136
8% convertible debentures	2,426	4,556

Diluted EPS
Earnings available to common stockholders plus assumed conversions	$11,258	15,762	$0.71

	Nine Months Ended September 30, 2001
	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Net loss	$(21,652)	10,726	$(2.02)

Effect of Dilutive Securities
Options	—	—
8% convertible debentures	—	—

Diluted EPS
Net loss	$(21,652)	10,726	$(2.02)

3.	Capital Stock

In April 2002, the Company was notified by NASDAQ that it was reviewing the Company’s eligibility for continued listing since it was not in compliance with Marketplace Rule 4310(c) (2) (B), which requires the Company to meet a minimum net tangible assets, stockholders’ equity, market capitalization or net income from continuing operations requirement for continued listing. The Company responded to NASDAQ regarding its specific plan to achieve and sustain compliance with the NASDAQ listing requirements. The NASDAQ Staff was not satisfied that the Company provided a definitive plan evidencing its ability to achieve near-term compliance within a time frame that the Staff was able to approve. The Company appealed the Staff’s determination to the NASDAQ Listing Qualifications Panel (“Panel”) pursuant to procedures set forth in the NASDAQ Marketplace Rule 4800 Series. The hearing occurred on July 18, 2002. In the presentation to the Panel, the Company articulated the steps that have been taken to achieve fiscal 2002 net earnings that would exceed the minimum listing requirement.

On August 15, 2002, World Airways was notified by NASDAQ that the Company’s common stock had not maintained a closing bid price of at least $1.00 for the previous thirty consecutive trading days as required by the NASDAQ SmallCap Market rule. NASDAQ invited the Company to make a written submission addressing the closing bid price deficiency by August 22, 2002 and would consider the bid price deficiency when making its decision regarding the net tangible assets, stockholders’ equity, market capitalization or net income from continuing operations requirement.

On August 23, 2002, World Airways was notified by NASDAQ that it was granted a temporary exception from the NASDAQ standards contingent upon certain conditions. In order to meet the requirements of the exception, the Company must provide information to NASDAQ on its financial results for the nine months ended September 30, 2002 by November 15, 2002. NASDAQ required that the Company show evidence of continued profitability on a net income basis for the quarter ending September 30, 2002, as well as net income from continuing operations of at least $500,000 for the nine month period ending September 30, 2002. The Company has now met these requirements as of September 30, 2002. By February 17, 2003, the Company must submit to NASDAQ draft financial statements for the fiscal year ending December 31, 2002 evidencing net income from continuing operations of at least $500,000. The Company must also provide NASDAQ with its Form 10-K for the fiscal year ending December 31,

2002 by March 31, 2003. In addition, the Company has been given until February 17, 2003 to comply with the minimum bid price requirements. Beginning August 27, 2002, the Company’s stock began trading under the symbol WLDAC. In the event that the Company is deemed to have met the terms of the exceptions, it shall continue to be listed on The NASDAQ SmallCap Market. At that time, the stock will return to its original symbol, WLDA.

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

Under the Stabilization Act, each air carrier is entitled to receive the lesser of its actual direct and incremental losses for the period September 11, 2001 to December 31, 2001 or its maximum allocation of grant funds as determined by the Department of Transportation (“DOT”). In the fourth quarter of 2001, the Company received a $5.1 million grant from the federal government. The Company may receive a maximum of $1.9 million of additional grant funds in 2002, based on the excess of actual direct and incremental losses over the $5.1 million. However, no additional grants may be received or the Company may have to return some of the grant funds already received based on the DOT’s final determination of the above-described amounts. Due to the uncertainty of the maximum allocation amount determined by the DOT and the fact that the DOT has not completed its final review of the Company’s calculation of actual direct and incremental losses, the Company determined it would not be appropriate to accrue the benefit of any additional grant funds or provide for the returning of any grant funds until final resolution.

The Stabilization Act included an Air Carrier Loan Guarantee program. This program is designed to assist viable airlines that suffered financially as a result of the September 11th events who do not otherwise have access to reasonable credit. The loan guarantee is subject to certain conditions and fees, including the potential requirement that the U.S. Government be issued warrants or other equity instruments in connection with such loan guarantees. The Company filed an application on June 28, 2002 for $27 million in federal loan guarantees. If the loan guarantee request is approved, the Company plans to raise a total of $30 million. The Company’s loan application included a detailed seven-year business plan, which showed increased utilization of existing aircraft, expanded sales efforts, continued support of the U.S. Air Force Air Mobility Command program, lowered costs through process improvements, and continued customer service initiatives. The loan, if any, would be repaid from 2004 to 2009. However, there can be no assurance that the application will be approved and that this source of financing will be available to the Company.

5.	Sub-lease

The Company is obligated through April 2006 under a lease agreement for office space for its former headquarters located in Herndon, Virginia. The Company sub-leases this office space to a tenant that has recently had difficulties in making timely rental payments to the Company. The Company has received rental payments and reduced rental expense through March 31, 2002 by using proceeds from a letter of credit provided by the tenant. Effective April 2002, the Company ceased recording reductions in rental expense. The sub-lessee is currently working on obtaining additional financing, which it will use to satisfy its past, current and future lease payments. If the sub-lessee is not able to obtain additional financing and meet its obligations under the sub-lease agreement, the Company may seek other tenants. In this case, depending on the ability of the Company to secure additional tenants at rates approximating the Company’s lease costs, a loss may be incurred. As of September 30, 2002, the Company believes it is probable that the sub-lessee will perform under the terms of the lease agreement, and accordingly, no accrual has been recorded. However, the Company will monitor this situation in forthcoming quarters. While the Company cannot reasonably estimate what such a loss, if any, would be, the Company’s total obligation at September 30, 2002 under the lease is $5.5 million through 2006.

6.	Aircraft Lease

The Company is obligated to return a DC-10-30 convertible freighter aircraft to its lessor by the lease termination date of January 15, 2003. The Company has reached a tentative agreement with the parties to the lease to purchase the aircraft. The lease on this aircraft contains contractual provisions related to the condition of the aircraft upon return to the lessor. The Company’s tentative purchase agreement for the aircraft will eliminate the requirements of the Company to comply with the return conditions of the lease. The Company is responsible for all lease payments through the end of the lease term. If the purchase of the aircraft is consummated on or before January 15, 2003, any remaining lease payments will be due at that time.

7.	GMAC

For the quarters ending June 30 and September 30, 2002, the Company failed the tangible net worth covenant in its GMAC loan facility. GMAC agreed not to, and forbear to, take any action with respect to such default until December 15, 2002, provided that the Company’s financial condition does not deteriorate as determined by GMAC at their sole discretion. The Company has a signed letter of intent with another financial institution to replace GMAC. This institution’s formal credit committee has approved a loan facility with World Airways and expects a closing by mid-December. Borrowings and letters of credit under the GMAC facility were $10.2 million and $2.0 million, respectively, at September 30, 2002. The $10.2 million in borrowings is included in the current liabilities section of the Balance Sheet.

8.	Other

In August 2001, the Financial Accounting Standards Board issued Financial Accounting Standard No. 144 - “Accounting for the Impairment of Long-Lived Assets” (“SFAS 144”). SFAS 144 supercedes SFAS 121 and the portion of the Accounting Principle Board Opinion No. 30 that deals with disposal of a business segment. Effective January 1, 2002, the Company adopted SFAS 144, which did not have an effect on our results of operations.

ITEM	2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

Part I, Item 2 of this report should be read in conjunction with Part II, Item 7 of World Airways, Inc. (“World Airways” or the “Company”) Annual Report on Form 10-K for the year ended December 31, 2001. The information contained herein is not a comprehensive management overview and analysis of the financial condition and results of operations of the Company, but rather updates disclosures made in the aforementioned filing.

The Company desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”). Therefore, this report contains forward looking statements that are subject to risks and uncertainties, including, but not limited to, the reliance on key strategic alliances, fluctuations in operating results and other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission. These risks could cause the Company’s actual results for 2002 and beyond to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company.

OVERVIEW

General

For the third quarter of 2002, the Company’s net earnings were $1.9 million compared to a net loss of $2.3 million for the same period in 2001.

The following table provides statistical data, used by management in evaluating the operating performance of the Company, for the quarters ended September 30, 2002 and 2001.

	Quarter Ended September 30,
	2002		2001
Revenue block hours:
Full service passenger	6,281	61%	5,181	56%
Full service cargo	1,572	15%	35	—
ACMI passenger	773	7%	1,797	20%
ACMI cargo	1,594	15%	2,044	22%
Miscellaneous	178	2%	164	2%

Total	10,398	100%	9,221	100%

Aircraft at quarter-end	16		14
Average available aircraft per day	16.0		13.7
Average daily utilization	7.1		7.3
(block hours flown per day per aircraft)

For the first nine months of 2002, the Company’s net earnings were $8.8 million compared to a net loss of $21.7 million for the same period in 2001. The following table provides statistical data, used by management in evaluating the operating performance of the Company, for the nine months ended September 30, 2002 and 2001.

	Nine Months Ended September 30,
	2002		2001
Revenue block hours:
Full service passenger	16,732	61%	13,676	54%
Full service cargo	2,144	8%	35	—
ACMI passenger	2,235	8%	6,644	26%
ACMI cargo	5,783	21%	4,400	18%
Miscellaneous	551	2%	399	2%

Total	27,445	100%	25,154	100%

Aircraft at quarter-end	16		14
Average available aircraft per day	15.5		12.3
Average daily utilization	6.5		7.5
(block hours flown per day per aircraft)

Significant Customer Relationships

The Company is highly dependent on revenues from the U.S. Air Force (“USAF”). The loss of the USAF as a customer would have a material adverse effect on the Company. The Company’s principal customers, and the percent of revenues from those customers, for the quarter and nine months ended September 30, 2002 and 2001 are as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
USAF	69.9%	58.8%	75.2%	60.8%
Emery Air Freight Corporation (“Emery”)	7.0%	9.4%	7.5%	7.9%
Sonair Serviceo Aereo (“Sonair”)	5.3%	8.4%	5.8%	8.4%

RESULTS OF OPERATIONS

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Operating Revenues.    Revenues from operations increased $22.7 million, or 26.7%, to $107.9 million in 2002 from $85.2 million in 2001. The revenue increase in the third quarter of 2002 was due principally to increased flying under the contract with the USAF, as well as an increase in commercial cargo flying. The increase in the military and commercial cargo revenue was offset by lower non-military commercial passenger revenue.

Operating Expenses.    Total operating expenses increased $18.3 million, or 21.0% in 2002 to $105.2 million from $86.9 million in 2001.

Flight operations expenses include all expenses related directly to the operation of the aircraft other than aircraft costs, fuel and maintenance. Also included are expenses related to flight dispatch and flight operations administration. Flight operations expenses increased $5.2 million, or 17.9%, in 2002. This resulted primarily from an increase of $2.3 million in landing/security/handling fees, $0.7 million in flight communication costs, $0.6 million in catering costs and $0.6 million of passenger expenses. These higher costs are directly attributable to increased flying for the USAF as well as more full-service flights in the third quarter of 2002 compared to the same period in 2001. In addition, the third quarter of 2002 was higher due to an accrual for a crew bonus as stipulated in the union contracts.

Maintenance expenses increased $4.6 million, or 36.9%, in 2002. In the third quarter of 2002, the Company expensed an additional $2.4 million for engine overhauls compared to the 2001 third quarter. Thrust reverser and landing gear overhaul expense were each higher by $0.3 million for the third quarter of 2002. Component repairs and maintenance reserves were up by $0.7 and $0.4 million, respectively, due to a 12.8% increase in block hours flown as well as supporting two additional aircraft which were added to the fleet.

Aircraft costs, which include aircraft rent and insurance, increased $2.7 million, or 13.4%, in 2002. This resulted primarily from an increase in the number of average aircraft to 16.0 in the third quarter of 2002 compared to 13.7 in the same quarter of 2001, as well as higher hull and war risk insurance costs in 2002.

Fuel expenses increased $5.9 million, or 50.0%, in 2002 due to higher per-gallon costs as well as more consumption associated with the increase in full service flying. The Company is generally able to pass fuel cost increases through to its customers.

Sales, general and administrative expenses decreased $1.0 million, or 11.3%, in 2002. The decrease in 2002 was primarily due to the recording of $0.6 million bad debt expense in the third quarter of 2001. The remainder of the decrease was spread over a number of different account categories.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Operating Revenues.    Revenues from operations increased $48.9 million, or 20.7%, to $284.4 million in 2002 from $235.5 million in 2001. The increase was due to more block hours flown as well as a higher average yield, or revenue per block hour, as a result of more full service USAF hours as a percent of total hours in 2002 compared to 2001.

Operating Expenses.    Total operating expenses increased $19.3 million, or 7.6% in 2002 to $272.3 million from $253.0 million in 2001.

Flight operations expenses include all expenses related directly to the operation of the aircraft other than aircraft costs, fuel and maintenance. Also included are expenses related to flight dispatch and flight operations administration. Flight operations expenses increased $7.5 million, or 9.5%, in 2002. This resulted primarily from an increase of $2.8 million in landing/security/handling fees, $2.1 million in flight communication costs, $1.1 million in catering costs and $1.1 million of passenger expenses and an accrual for a crew bonus as stipulated in the union contracts.

Maintenance expenses decreased by $6.4 million, or 14.1% in 2002. In the first nine months of 2001, the Company expensed an additional $1.8 million for engine and thrust reverser overhauls. In addition, the Company benefited from a decrease of $4.2 million in routine maintenance checks, landing gear repairs and component repairs during the first nine months of 2002 compared to 2001.

Aircraft costs, which include aircraft rent and insurance, increased $8.0 million, or 14.0%, in 2002. This resulted primarily from an increase in the number of average aircraft to 15.5 in the first nine months of 2002 compared to 12.3 in the same period of 2001, as well as higher hull and war risk insurance costs in 2002.

Fuel expenses increased $13.5 million, or 45.8%, in 2002 due to higher per-gallon costs as well as more consumption associated with the increase in full service flying. The Company is generally able to pass fuel cost increases through to its customers.

Sales, general and administrative expenses decreased $3.5 million, or 13.4%, in 2002. The decrease in 2002 was primarily due to $2.2 million in severance, travel and moving costs associated with the relocation of the Company’s headquarters from Virginia to Georgia in 2001. Outside service costs for the first nine months of 2001 were $1.1 million higher due to positions being filled by temporary personnel as well as payments to consultants and other vendors in connection with the move to Georgia. In addition, $0.6 million of bad debt expense was recorded in the third quarter of 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company is highly leveraged. At September 30, 2002, the Company’s current assets were $63.6 million and current liabilities were $83.5 million. The ratio of the Company’s current assets to its current liabilities (“current ratio”) was 0.8:1. Also, as of September 30, 2002, the Company had outstanding long-term debt and capital leases of $40.5 million and notes payable and current maturities of long-term debt of $11.0 million. In addition, the Company has significant long-term obligations relating to operating leases for aircraft and spare engines. At September 30, 2002, the Company had submitted all of its available eligible receivables under its Accounts Receivable Management and Security Agreement (“the Agreement”) with GMAC Commercial Credit, LLC (“GMAC”).

For the quarters ending June 30 and September 30, 2002, the Company failed the tangible net worth covenant in its GMAC loan facility. GMAC agreed not to, and forbear to, take any action with respect to such default until December 15, 2002, provided that the Company’s financial condition does not deteriorate as determined by GMAC at their sole discretion. The Company has a signed letter of intent with another financial institution to replace GMAC. This institution’s formal credit committee approved a loan facility with World Airways and expects a closing by mid-December. Borrowings and letters of credit under the GMAC facility were $10.2 million and $2.0 million, respectively, at September 30, 2002. The $10.2 million in borrowings is included in the current liabilities section of the Balance Sheet.

In the third quarter of 2002, the Company continued to pay amounts less than its original contractual aircraft rent obligations under agreements with its lessors that amended the terms of the original aircraft lease agreements to provide for the repayment of the unpaid contractual rent obligations. The Company continued to recognize expense for the full amount of its contractual rent payments due. The accrual for unpaid contractual rent obligations is $19.5 million and is included as accrued rent in the current liabilities section of the Balance Sheet at September 30, 2002. During the fourth quarter of 2002, the Company will repay approximately $2.9 million of this contractual rent obligation.

The Stabilization Act included an Air Carrier Loan Guarantee program. This program is designed to assist viable airlines that suffered financially as a result of the September 11th events who do not otherwise have access to reasonable credit. The loan guarantee is subject to certain conditions and fees, including the potential requirement that the U.S. Government be issued warrants or other equity instruments in connection with such loan guarantees. The Company filed an application on June 28, 2002 for $27 million in federal loan guarantees. If the loan guarantee request is approved, the Company plans to raise a total of $30 million. The Company’s loan application included a detailed seven-year business plan, which showed increased utilization of existing aircraft, expanded sales efforts, continued support of the U.S. Air Force Air Mobility Command program, lowered costs through process improvements, and continued customer service initiatives. The loan, if any, would be repaid from 2004 to 2009. However, there can be no assurance that the application will be approved and that this source of financing will be available to the Company.

Although there can be no assurances, World Airways believes that the combination of its existing contracts and additional business which it expects to obtain, along with its existing cash and financing arrangements, will be sufficient to allow the Company to meet its cash requirements related to operating and capital requirements for 2002.

Cash Flows from Operating Activities

Operating activities provided $11.9 million in cash during the nine months ended September 30, 2002 compared to using $19.2 million in the comparable 2001 period. The cash provided in 2002 principally reflects the $8.8 million net earnings, a $7.1 million increase in accounts payable and accrued expenses, and net non-cash income statement charges of $2.2 million, offset by a $3.3 million increase in accounts receivable and a net increase of $2.9 million in other operating assets and liabilities. The decrease of $19.2 million in 2001 is mainly due to the $21.7 million loss for the first nine months, net non-cash income statement charges of $5.7 million, an $8.4 million increase in accounts receivable, and a net decrease of $5.2 million in operating assets and liabilities.

Cash Flows from Investing Activities

Investing activities used $1.6 million in the first nine months of 2002 compared to using $1.1 million in the comparable period of 2001. In both 2002 and 2001, cash was used for the purchase of rotable parts. In 2001, this outflow was partially offset by sale and maturity of marketable investments.

Cash Flows from Financing Activities

Financing activities used $1.2 million in cash for the nine months ended September 30, 2002, which was primarily due to a reduction in the amount owed under the Agreement with GMAC of $9.5 million and debt repayments of $1.3 million offset by deferred aircraft rent obligations of $9.7 million. For the nine months ended September 30, 2001, financing activities provided $9.2 million of cash. This was primarily due to $15.5 million of proceeds from sale leaseback transactions, offset by the repayment of debt on engines subject to the sale leaseback transactions, along with scheduled debt payments, of $9.4 million and an increase of $3.1 million in the amount owed under the Agreement with GMAC.

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

ITEM 4.    CONTROLS AND PROCEDURES

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, within 90 days prior to the filing date of this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission filings. No significant changes were made to our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II

ITEM 5.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Exhibits

No.	Description

99.1	Certification Pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

None

*    *    *    *    *    *    *    *    *    *     *    *    *    *    *

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLD AIRWAYS, INC.

By:	/s/ Gilberto M. Duarte, Jr.
Principal Accounting and Financial Officer

Date: November 13, 2002

CERTIFICATION PURSUANT TO 18 U.S.C. §1350,
AS ADOPTED PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

I, Gilberto M. Duarte, Jr., Chief Financial Officer of World Airways, Inc (the “Company”), certify pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

1)	I have reviewed this quarterly report on Form 10-Q of World Airways, Inc.

2)
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)
The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 11/13/2002	/s/ Gilberto M. Duarte, Jr.
Gilberto M. Duarte, Jr. Chief Financial Officer of World Airways, Inc.

CERTIFICATION PURSUANT TO 18 U.S.C. §1350,
AS ADOPTED PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

I, Hollis L, Harris, Chairman and Chief Executive Officer of World Airways, Inc (the “Company”), certify pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

1)	I have reviewed this quarterly report on Form 10-Q of World Airways, Inc.

2)
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)
The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 11/13/2002	/s/ Hollis L. Harris
Hollis L. Harris Chairman and Chief Executive Officer of World Airways, Inc.