Form 10-K
period 2002-12-31
WORLD AIRWAYS INC /DE/
filed 2003-03-27
CIK 949240

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2002 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 0-26582

World Airways, Inc.

(Exact name of registrant as specified in its charter)

DELAWARE	94-1358276
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

HLH Building, 101 World Drive, Peachtree City, GA 30269

(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: (770) 632-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
NONE

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock ($.001 par value)	The Nasdaq Stock Market, Inc.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒    No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as described in Exchange Act Rule 12b-2). Yes    ☐    No    ☒

Aggregate market value of Common Stock held by non-affiliates as of June 28, 2002 was approximately $9,039,000.

Number of shares of Common Stock outstanding as of the close of business on March 11, 2003 was 11,077,098.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of World Airways, Inc.’s Notice of Annual Stockholder’s Meeting and Proxy Statement, to be filed within 120 days after the end of the registrant’s fiscal year, are incorporated by reference into Part III of this Report.

WORLD AIRWAYS, INC.

2002 ANNUAL REPORT ON FORM 10-K

PART I

Item 1.    Business

World Airways, Inc. (“World Airways” or the “Company”) was organized in March 1948 and is a U.S. certificated air carrier. Airline operations account for 100% of the Company’s operating revenue. World Airways provides long-range passenger and cargo charter and wet lease air transportation, serving the U.S. Government, international passenger and cargo air carriers, tour operators, international freight forwarders and cruise ship companies. As of December 31, 2002, the Company operated nine MD-11 and seven DC-10-30 aircraft. During 2002, the Company took delivery of one MD-11 and one DC-10-30 passenger aircraft. In December 2002, the Company purchased a DC-10-30 aircraft, the lease term of which was to end in January 2003. The Company took this aircraft out of service in 2002 and will be using it for spare DC-10 parts. The principal executive offices of World Airways are located in The HLH Building, 101 World Drive, Peachtree City, Georgia 30269 and the Company’s telephone number is (770) 632-8000.

The Company desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”). This report contains forward looking statements that are subject to risks and uncertainties including, but not limited to, the impact of competition in the market for air transportation services, the cyclical nature of the air carrier business, reliance on key marketing relationships, fluctuations in operating results and other risks detailed from time to time in the Company’s periodic reports filed with the Securities and Exchange Commission (which reports are available from the Company upon request). These various risks and uncertainties may cause the Company’s actual results to differ materially from those expressed in any of the forward looking statements made by, or on behalf of, the Company in this report.

Recent Developments

The terrorist attacks of September 11, 2001 and the ongoing war with Iraq have had a significant effect on the U.S. airline industry. The Secretary of Defense has given authority to the commander, U.S. Transportation Command (USTRANSCOM) to activate Stage I of the Civil Reserve Air Fleet (“CRAF”) to provide the Department of Defense additional airlift capability to move U.S. troops and military cargo. This measure is necessary due to increased operations associated with the build-up of U.S. forces in the Persian Gulf region. CRAF aircraft are U.S. commercial passenger and cargo aircraft that are contractually pledged to move passengers and cargo when the Department of Defense’s airlift requirements exceed the capability of U.S. military aircraft.

The authority to activate CRAF Stage I involves 22 U.S. airline companies and their 78 commercial aircraft —47 passenger aircraft and 31 wide-body cargo aircraft. While this authority is for all 78 commercial aircraft in the CRAF Stage I program, the USTRANSCOM commander, Air Force Gen. John W. Handy is only activating 47 passenger aircraft. Currently, U.S. military airlift aircraft and CRAF volunteered commercial cargo aircraft are meeting the cargo airlift requirements. However, if required, the USTRANSCOM commander can activate those 31 cargo aircraft in the CRAF Stage I program.

Three stages of incremental activation allow the USTRANSCOM commander to tailor an airlift force suitable for the contingency at hand. Stage I is the lowest activation level; Stage II would be used for major regional contingencies; and Stage III would be used for periods of national mobilization. During a crisis, if Air Mobility Command, the air component of USTRANSCOM, has a need for additional aircraft, it would request the USTRANSCOM commander take steps to activate the appropriate CRAF stage. Stage II was activated during Operation Desert Shield/Storm. Stage III has never been activated. Each stage of the fleet activation is used only to the extent necessary to provide the amount of commercial augmentation airlift need by the Department of Defense.

The Company currently has three MD-11 passenger aircraft activated under CRAF Stage I. The Company also has one MD-11 cargo aircraft under Stage I, but it has not yet been activated. Revenue from the U.S. Air

Force (“USAF”) will continue to be a significant portion of total revenues for the Company in 2003, but the impact of the current military conflict cannot be determined at this time.

The Company entered a Loan and Security Agreement with Foothill Capital Corporation (“Foothill”), a Wells Fargo company, on December 12, 2002, which for its five-year term provides for the issuance of loans and letters of credit up to $30 million subject to certain terms, conditions and limitations. A 100% owned subsidiary, World Airways Parts Company LLC, was formed in connection with this new credit facility. This subsidiary was formed to hold the aircraft inventory of World Airways and facilitate the inventory borrowing base. The Company has assigned its stock ownership to Foothill as security for the loan. See Note 7 in the “Notes to Consolidated Financial Statements” in Item 8 for additional information.

Ownership

At December 31, 2002, Naluri Berhad (“Naluri”), a Malaysian aviation company, owned 11.0% of the outstanding Common Stock of World Airways and the balance was widely held.

Overview & Operating Environment

Historically most of the Company’s contracts have required the Company to supply aircraft, crew, maintenance, and insurance (“ACMI” or “wet lease”) and the Company’s customers were responsible for other operating costs, including fuel. In recent years the Company has increased its operations under “full service” contracts whereby, in addition to ACMI costs, the Company is responsible for most other costs associated with flight operations including landing, handling and fuel. Under both types of contracts, the customer bears the risk of utilizing the aircraft’s passenger and/or cargo capacity.

Although the Company’s customers bear the financial risk of utilizing the aircraft, the Company can be affected adversely if its customers are unable to operate the aircraft profitably, or if one or more of the Company’s customers experience a material adverse change in their market demand, financial condition or results of operations. Under these circumstances, the Company could be adversely affected by customer demands for rate and utilization reductions, flight cancellations, or early termination of their agreements.

World Airways focuses its marketing efforts on the USAF Air Mobility Command (“AMC”), freight operators, freight forwarders, cruise ship companies, tour operators and international airlines. The Company increases its potential customer base by being able to serve both passenger and cargo customers with its passenger and cargo aircraft.

Passenger revenue from USAF contracts is based on “available seat miles”, which are defined as the number of miles an aircraft flies multiplied by the number of seats available on the aircraft. Cargo revenue from USAF contracts is based on “ton miles”, which is defined as the number of miles an aircraft flies multiplied by the number of tons available on the aircraft. The Company generally charges customers other than the USAF on a block hour basis rather than on a per seat, per pound or seat mile basis. “Block hours” are defined as the elapsed time from the moment wheel blocks are removed from the aircraft at the point of origin to the time when the wheel blocks are again put in place at the aircraft’s destination. The Company generally charges a lower rate per block hour for ACMI contracts than for full service contracts, although it does not necessarily earn a lower profit.

Due to the high fixed costs of leasing and maintaining aircraft and costs for cockpit crewmembers and flight attendants, the Company’s aircraft must have high utilization in order for the Company to operate profitably. Although World Airways’ preferred strategy is to enter into long-term contracts with customers, the terms of existing customer contracts are shorter than the terms of the Company’s lease obligations with respect to its aircraft. There is no assurance that the Company will be able to enter into additional contracts with new or existing customers or that it will be able to obtain enough additional business to fully utilize each aircraft. World Airways’ financial position and results of operations could be materially adversely affected by periods of low aircraft utilization and yields.

Factors that affect the Company’s ability to achieve high utilization of its aircraft include the compatibility of the Company’s aircraft with customer needs and the Company’s ability to react on short notice to customer requirements (which can be unpredictable due to changes in traffic rights, aircraft delivery schedules and aircraft maintenance requirements). Other factors that affect the Company include domestic and foreign regulatory requirements, as well as a trend toward aviation deregulation that is increasing alliances and code share arrangements.

The market for ACMI and full service charter business is highly competitive. Certain air carriers that the Company competes with have substantially greater financial resources and more extensive facilities and equipment than the Company. The Company believes that the most important bases for competition in the charter business include the range as well as passenger and payload capacities of the aircraft, in addition to the price, flexibility, quality and reliability of the air transportation service provided. Competitors in the passenger charter market include North American Airlines, Omni Air International, Miami Air and American Trans Air and in the cargo charter market include cargo carriers Atlas Air (including Polar Air Cargo), Gemini Air Cargo, Evergreen, Omni Air International and Centurion Air Cargo, as well as scheduled and non-scheduled passenger carriers that have substantial belly capacity. The ability of the Company to compete depends, in part, upon its success in convincing customers that outsourcing a portion of their business is cost-effective.

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

Similar to other airlines, the Company’s business is seasonal. During the early part of the first quarter, the Company typically experiences lower levels of utilization and revenue per block hour (“yield”) due to lower demand relative to other times of the year. The Company experiences higher levels of utilization and yield mid-year associated with leisure travel demand during the peak summer vacation season. During the fall, the cargo market typically increases as the Christmas season approaches.

World Airways’ operating philosophy is to build on its existing relationships to achieve a strong platform for future growth while at the same time grow its commercial passenger and cargo business. The Company’s strategy is based, first and foremost, upon providing the highest level of service to its customers, thereby maintaining and expanding the amount of business being done with existing customers. The Company attempts to maximize profitability by combining ACMI contracts with full service agreements that meet the peak seasonal requirements of its customers. The Company can respond to rapidly changing market conditions and requirements because its fleet of aircraft can be deployed in a variety of configurations.

The Company has unsold capacity in the second quarter of 2003 and beyond; however, historically it has been successful in obtaining additional business to utilize some or all of its available capacity. Although there can be no assurance that it will be able to secure additional business to utilize unsold capacity, the Company is actively seeking additional business for 2003 and beyond.

Customers

The Company is highly dependent on revenues from the USAF. The loss of the USAF as a customer would have a material adverse effect on the Company. The Company’s principal customers, and the percent of revenues from those customers, for the last three years are as follows:

	2002	2001	2000
USAF	72.2%	64.1%	42.9%
Emery Air Freight Corporation (“Emery”)	8.0%	9.4%	9.3%
Sonair Serviceo Aereo (“Sonair”)	5.8%	8.3%	—
P.T. Garuda Indonesia (“Garuda”)	—	5.5%	8.4%
Renaissance Cruises (“Renaissance”)	—	—	14.0%

U.S. Air Force.    The Company has provided air transportation services, principally on an international basis, to the USAF since 1956. In exchange for requiring pledges of aircraft to CRAF for use in times of national emergency, the USAF grants awards to CRAF participants for peacetime transportation of personnel and cargo.

The USAF awards points to air carriers acting alone or through teaming arrangements in proportion to the number and type of aircraft made available to CRAF. The Company utilizes teaming arrangements to maximize the value of potential awards. The USAF grants fixed awards for transportation to CRAF participants. These fixed awards (also referred to as “basic” awards) provide for known and determinable amounts of revenue to be received during the contract period, which runs from October 1st to September 30th, in exchange for air transportation services. In addition, CRAF participants may be awarded additional revenue during the contract period for air transportation services required beyond those specified in the fixed awards. The Company refers to this additional revenue as “expansion” revenue. The following table shows original contract awards, which runs from October 1st to September 30th, and actual revenue from the USAF for each of the last three fiscal years (in millions):

	2002	2001	2000
Original contract award (year ended September 30th)	$175.0	$127.0	$27.0

Basic passenger revenue earned	$125.3	$121.5	$63.5
Expansion passenger revenue earned	141.5	79.8	49.8
Cargo basic and expansion revenue earned	10.8	2.5	—

Total revenue earned	$277.6	$203.8	$113.3

The original contract award for the year beginning October 1, 2002 and ending September 30, 2003 is $120.0 million, which includes basic flying of $75.0 million, expansion flying of $37.0 million and cargo flying of $8.0 million. For only the second year, the USAF has incorporated long-term expansion flying into the contract, and this allows the Company to preplan and utilize its aircraft fleet and crews more efficiently. The Company also will receive additional expansion business during the fiscal year 2003 contract period for less predictable flying and other short notice requirements. In February 2003, the USAF activated Stage I of the CRAF program to support the U.S. military. At the present time, the USAF is utilizing passenger aircraft only under Stage I of the CRAF program, in order to meet increased airlift needs for U.S. troop movement. The Company, however, cannot determine how future military spending budgets, airlift requirements, national security considerations and balanced CRAF and teaming arrangements will combine to affect future business with the USAF.

Emery.    The Company has provided an MD-11F freighter aircraft to Emery Air Freight Corporation since October 1998. The program for the aircraft, which has been extended through December 2003, primarily operates five days per week flying round trip between Dayton, Ohio and Brussels, Belgium. The Company provided additional ad hoc cargo service with its DC-10-30 aircraft for Emery during fiscal 2002. In addition, the Company has contracted with Emery to operate a DC-10-30 aircraft five days per week through December 2003, flying round trip between Dayton, Ohio and Los Angeles, California.

Sonair.    In November 2000, the Company began operating regular private charter air service for Sonair between Houston, Texas and Luanda, Angola. Sonair is a subsidiary of Angola’s National Oil Company, SONANGOL. This charter air service supports Angola’s developing petroleum industry. The contract provides for two additional one-year renewal options, which could extend the contract through December 31, 2004, at $22.7 million per year, resulting in total potential revenue of approximately $45 million. Sonair and the Company are currently in the process of negotiating on terms related to the first one-year contract extension. In January 2003, the Company began flying a third flight for Sonair between Houston, Texas and Malabo, Equatorial Guinea.

Garuda.    The Company has flown for Garuda periodically since 1973. The Company operated zero, three and four aircraft for Garuda during the 2002, 2001 and 2000 Hadj pilgrimages. The Company did not provide Hadj airlift services in 2002 because of weakened demand and various security considerations due to the September 11th events. The Company also did not provide Hadj airlift services in 2003.

Renaissance.    The Company flew one aircraft for Renaissance from August 1999 until the agreement was mutually terminated in late 2000.

Information concerning the classification of the Company’s revenues comprising 10% or more of total operating revenues is presented in the following table (in millions):

	Year Ended December 31,
	2002	2001	2000
Passenger Charter Operations	$306.5	$279.2	$210.1
Cargo Charter Operations	76.0	37.3	53.0

Backlog

The Company had contract backlog of $154.5 million and $167.2 million at December 31, 2002 and 2001, respectively. Approximately 50% of the backlog at December 31, 2002 relates to its contract with the USAF, and the entire $154.5 million of backlog relates to air transportation services for 2003. See Note 13 of the Company’s “Notes to Financial Statements” in Item 8 for additional information regarding major customers and foreign source revenue.

Maintenance

Airframe and engine maintenance costs that account for most of the Company’s maintenance expenses typically increase as the aircraft fleet ages. The Company outsources major airframe maintenance and engine work to several suppliers. The Company has agreements expiring in 2005 with Delta Air Lines for off-wing maintenance on the Pratt & Whitney 4462 engines that power its MD-11 aircraft, and repair of MD-11 aircraft and its components. The Company also has maintenance agreements with Triumph for the repair of auxiliary power units on the MD-11 and DC-10-30 aircraft. These agreements with Triumph will expire in 2004 and 2005, respectively. The Company has a maintenance agreement with Honeywell for wheel and brake repairs on both aircraft types and it will expire in 2006. In addition, the Company has a landing gear overhaul/exchange program with McDonnell Douglas/Boeing that expires after all landing gear listed in the contract have been overhauled, which should be in 2004.

Aviation Fuel

The Company incurs fuel expenses for full-service flights provided to customers. Certain full service contracts contain terms that limit the Company’s exposure to increases in fuel prices. However, the terms of such contracts are renewed annually and take estimated market prices for fuel for the period under contract into consideration. Both the cost and availability of aviation fuel are subject to many economic and political factors and events occurring throughout the world and remain subject to various unpredictable economic and market factors that affect the supply of all petroleum products. Fluctuations in the price of fuel have not had a significant impact on the Company’s operations because, in general, the Company’s contracts with its customers that cover 96.5% of fuel purchased limit the Company’s exposure to increases in fuel prices. Substantial increases in the price or the unavailability of aviation fuel could have a material adverse effect on the Company.

The Company’s primary sources of aviation fuel are major oil companies at commercial airports and from United States military organizations at military bases. The Company’s current fuel purchasing policy consists of the purchase of fuel within seven days in advance of all flights based on current prices set by individual suppliers. More than one supplier is under contract at several locations. The Company does not purchase fuel under long-term contracts nor does the Company enter into futures or fuel swap contracts.

Regulatory Matters

Since it was founded in 1948, the Company has been authorized to engage in commercial air transportation by the U.S. Department of Transportation (“DOT”) or its predecessor agencies. The Company is currently authorized to engage in scheduled and charter air transportation to provide combination (persons, property and mail) and all-cargo services between all points in the U.S., its territories and possessions. It also holds worldwide charter authority for both combination and all-cargo operations. In addition, the Company is authorized to conduct scheduled combination services to the foreign points listed in its DOT certificate. The Company also holds certificates of authority to engage in scheduled all-cargo services to a limited number of foreign destinations. The Company does not operate any scheduled services on its own behalf.

The Company is subject to the jurisdiction of the FAA with respect to aircraft maintenance, flight operations, equipment, aircraft noise, ground facilities, dispatch, communications, training, weather observation, flight time, crew qualifications, aircraft registration and other matters affecting air safety. The FAA requires air carriers to obtain an operating certificate and operations specifications authorizing the carriers to operate to particular airports on approved international routes using specified equipment. These certificates and specifications are subject to amendment, suspension, revocation, or termination by the FAA. In addition, all of the Company’s aircraft must have and maintain certificates of airworthiness issued or approved by the FAA. The Company currently holds an FAA air carrier operating certificate and operations specifications under Part 121 of the Federal Aviation Regulations. The FAA has the authority to suspend temporarily or revoke permanently the authority of the Company or its licensed personnel for failure to comply with regulations promulgated by the FAA and to assess civil penalties for such failures.

In 2000, the FAA issued an Airworthiness Directive (“AD”) that will require the replacement of insulation blankets on the Company’s MD-11 aircraft by June 2005. The Company has begun replacement of the affected insulation blankets on MD-11 aircraft. This is being accomplished in phases, during scheduled maintenance work, to minimize the impact on operational availability. The Company presently estimates that the cost of the replacement, including labor and material will total approximately $0.8 million per aircraft and approximately 25% of this work was complete at December 31, 2002.

In March 2001, the FAA issued a rule that requires the Company to install enhanced ground proximity warning systems in its aircraft by March 2005. The Company currently estimates that the cost of such installation will be approximately $65,000 per aircraft. In October 2001, the FAA also issued a proposed rule that will require the Company to modify the engine thrust reversers on its DC-10-30 aircraft. It is expected that the modifications will have to be completed by February 2005 and will cost approximately $0.5 million per aircraft. In response to the events of September 11th, the FAA issued Special Federal Aviation Regulation (“SFAR”) 92 in October 2001 regarding general aircraft and cockpit security. The Company has complied with SFAR 92, and is currently at Level I with restraint bars installed on each cargo and passenger aircraft. The Company has contracted with an outside company to install new cockpit doors on its passenger aircraft as required, which will have to be accomplished by April 2003. The Company estimates that the cost of this phase of SFAR 92 will approximate $38,000 per aircraft. There may be other aircraft modifications that may be required in the future under the SFAR.

In the fall of 2003, the FAA will be issuing an AD that will require the replacement of the ring case located in the compressor area of the Company’s MD-11 engines. The Company presently estimates that it will incur approximately $0.3 million per engine, subject to further negotiations with the engine manufacturer related to cost-sharing for this AD. This work must be accomplished by the first quarter of 2007.

Due to increased airport security needs as a result of the September 11th events and the potential for future attacks, Congress enacted in November 2001 the Aviation and Transportation Security Act (the “Security Act”) which established the Transportation Security Administration (the “TSA”) within the DOT. Consistent with the Security Act, the TSA imposed a security service fee, effective February 1, 2002, in the amount of $2.50 per enplanement on passengers of domestic and foreign air carriers in air transportation, foreign air transportation, and intrastate air transportation originating at airports in the United States. The passengers are not charged for more than two enplanements per one-way trip or four enplanements per round trip. Beginning in 2002, the Company also has to remit an additional $330,000 annually through 2004 to cover TSA’s aviation security infrastructure fees. This additional fee was imposed on air carriers because current passenger fees were insufficient to cover TSA’s costs of providing civil aviation security services. The air carriers must remit these imposed fees monthly to the TSA by the last calendar day of the following month.

Additional laws and regulations have been considered from time to time which could significantly increase the cost of airline operations by imposing additional requirements or restrictions on operations. Laws and regulations have been considered from time to time that would prohibit or restrict the ownership and transfer of airline routes. There is no assurance that laws and regulations currently enacted or enacted in the future will not adversely affect the Company’s ability to maintain its current level of operations.

Several aspects of airline operations are subject to regulation or oversight by Federal agencies other than the DOT or FAA. For instance, labor relations in the air transportation industry are generally regulated under the Railway Labor Act, which vests in the National Mediation Board certain regulatory powers with respect to disputes between airlines and labor unions arising under collective bargaining agreements. In addition, the Company is subject to the jurisdiction of other governmental entities, including (i) the Federal Communications Commission (“FCC”) regarding its use of radio facilities pursuant to the Federal Communications Act of 1934, as amended, (ii) the Commerce Department, the Customs Service, the Immigration and Naturalization Service, and the Animal and Plant Health Inspection Service of the Department of Agriculture regarding the Company’s international operations, (iii) the Environmental Protection Agency (the “EPA”) regarding compliance with standards for aircraft exhaust emissions and (iv) the Department of Justice regarding certain merger and acquisition transactions. The EPA regulates operations, including air carrier operations, which affect the quality of air in the U.S. The Company believes it is in full compliance with all applicable regulatory requirements.

The Company’s international operations are generally governed by a network of bilateral civil air transport agreements providing for the exchange of traffic rights between governments which then select and designate air carriers authorized to exercise such rights. In the absence of a bilateral agreement, such international air services are governed by principles of comity and reciprocity. Bilateral provisions pertaining to the wet lease services in which the Company is engaged vary considerably depending on the particular country. Most bilateral agreements into which the U.S. has entered permit either country to terminate the agreement with one year’s notification to the other. In the event a bilateral agreement is terminated, international air service between the affected countries is governed by the principles of comity and reciprocity.

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

The Company believes it is in compliance in all material respects with all requirements necessary to maintain in good standing its operating authority granted by the DOT and its air carrier operating certificate issued by the FAA. A modification, suspension, or revocation of any of the Company’s DOT or FAA authorizations or certificates could have a material adverse effect upon the Company. The Company also is subject to state and local laws and regulations at locations where it operates and the regulations of various local authorities, which operate the airports it serves. Certain airport operations have adopted local regulations that, among other things, impose curfews and noise abatement regulations. While the Company believes it is currently in compliance in all material respects with all appropriate standards and has all required licenses and authorities, any material non-compliance by the Company therewith or the revocation or suspension of licenses or authorities could have a material adverse effect on the Company.

Employees

As of December 31, 2002, the Company had 1,123 full time equivalent employees classified as follows:

Classification	Employees	%
Officers	14	1.2
Administrative and Operations	328	29.2
Cockpit Crew	314	28.0
Flight Attendants	467	41.6

Total Employees	1,123	100.0

The Company’s cockpit crewmembers are represented by the International Brotherhood of Teamsters (the “Teamsters”) and are subject to a collective bargaining agreement that will be amendable June 30, 2003.

The Company’s flight attendants also are represented by the Teamsters and are subject to a four-year collective bargaining agreement that became amendable July 1, 2000. In January 2002, the Company announced that it was requesting formal mediation assistance from the National Mediation Board to advance negotiations with its flight attendants. The Company concluded that mediation was needed, although the Teamsters union declined to join the application. In December 2002, the flight attendant union rejected the contract proposal that was put out for a vote in November 2002. In January 2003, the Company and the union signed a Letter of Agreement that restarted the negotiation process and also provided flight attendants some additional medical coverage for a six-month period while negotiations were in process. The Company expects no impact on daily operations and will continue to work with the Teamsters to find a resolution through the National Mediation Board. In 1994, the Company’s flight attendants argued that the “scope clause” of the collective bargaining agreement was violated by the Company’s use of foreign flight attendant crews on the Company’s flights for Garuda Indonesia which had historically been the Company’s operating procedure. In contracts with certain customers, the Company is obligated to permit its customers to deploy their own flight attendants. While the arbitrator in this matter denied in 1997 the Union’s request for back pay to affected flight attendants for flying relating to the 1994 Hadj, the arbitrator concluded that the Company’s contract with its flight attendants requires the Company to first actively seek profitable business opportunities that require using the Company’s flight attendants, before the Company may accept wet lease business opportunities that use the flight attendants of the Company’s customers. Since 1997, the flight attendants have filed a number of similar “scope clause” grievances with respect to other wet-lease contracts and in 2001 they filed another “scope clause” grievance with respect to the 2001 Garuda Hadj agreement. An adverse decision on one or more of the grievances could have a material adverse impact on the financial condition or results of operations of World Airways.

The Company’s aircraft dispatchers, who are represented by the Transport Workers Union (“TWU”) are subject to a collective bargaining agreement that will be amendable December 31, 2003. Fewer than 15 Company employees are covered by this collective bargaining agreement.

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

Item 2.    Properties

Flight Equipment

As of December 31, 2002, the Company’s operating fleet consisted of nine MD-11 and seven DC-10-30 aircraft, all of which are operated under operating leases. The MD-11 aircraft include six passenger aircraft (two of which are long-range versions) and three freighter aircraft. During 2002, the Company’s two convertible MD-11 aircraft were reconfigured to full freighters. The DC-10-30 aircraft include four freighter aircraft and three passenger aircraft. The Company also had one DC-10-30 convertible aircraft that it purchased in the fourth quarter of 2002, prior to its lease termination in January 2003. The Company took this aircraft out of service in 2002 and will be using it for spare DC-10 airframe and engine parts. The Company has one scheduled delivery of an MD-11 passenger aircraft in early 2003 with a one year term, on a power-by-the-hour operating lease.

At December 31, 2002, the Company’s operating fleet, which does not include an aircraft acquired for parts in December 2002, consisted of the following:

	Capacity
Aircraft(a)	Passenger (Seats)(b)	Cargo (Tons)	Total
McDonnell Douglas MD-11	409	—	4
McDonnell Douglas MD-11F	—	95	3
McDonnell Douglas MD-11ER	409	—	2
McDonnell Douglas DC-10-30	356	—	3
McDonnell Douglas DC-10-30F	—	74	4

Total			16

Notes

(a)	“F” aircraft are freighters; “ER” aircraft have extended-range capabilities.

(b)	Based on maximum operating configurations. Other configurations are occasionally used.

The lease terms for the MD-11 aircraft are as follows: one will expire in 2003, six will expire in 2005 and 2006, and the two MD-11ER will expire in 2022 (assuming the exercise of 10-year lease extensions). In 1999, in conjunction with amending the leases for the two MD-11ER aircraft, the lessor obtained the right, if the Company fails to meet certain financial performance requirements, to cancel the lease of the aircraft with 12 months notice. While certain financial requirements were not achieved in 2002, the Company has not been notified of any intent of the lessor to cancel the leases and does not expect to be notified due to excess capacity in the airline industry. If the Company fails to achieve a certain annual net income level in 2003 and subsequent years up to May 2004, the lessor has similar termination rights. The lease terms for two of the DC-10-30 aircraft expire in 2003, two expire in 2004, and another two expire in 2008. The lease term for one DC-10 expires at the time of its next routine heavy maintenance check which should occur in the fourth quarter of 2003 or the first quarter of 2004, depending on its utilization.

Ground Facilities

The Company leases office space in Peachtree City, Georgia for its corporate headquarters and substantially all of the administrative employees of the Company. The Company is also obligated under a lease for office space in Herndon, Virginia, the location of its former headquarters. See Note 9 in the “Notes to Consolidated Financial Statements” in Item 8 for additional information.

Also, the Company leases office and warehouse space in Dothan, Alabama; Bentonville, Arkansas; Los Angeles, California; Miami, Florida; Morrow, Peachtree City and Atlanta, Georgia; Baltimore, Maryland; Jamaica, New York; Houston, Texas; Seattle, Washington; and Frankfurt, Germany. Additional small office and maintenance material storage space is leased at often frequented airports to provide administrative and maintenance support for commercial and military contracts.

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

Miami-Dade County is currently investigating and remediating various environmental conditions at the Miami International Airport (MIA). During the second quarter of 2001, the County filed a lawsuit against seventeen (17) defendants, which does not currently include World Airways, in an attempt to recover its past and future clean-up costs. This claim has been filed in the Florida Circuit Court for the 11th Judicial District in Dade County Florida. In addition to the seventeen (17) defendants named in the lawsuit, 243 other agencies and companies that were prior tenants at MIA (potentially responsible parties “PRP”), including World Airways, were issued letters advising of the lawsuit and indicating that any PRP’s could be named as additional defendants in the future depending upon a determination as to the levels of contamination and the extent to which any PRP may have contributed to any alleged contamination. At this point certain PRP’s, including World Airways, have joined a joint defense group to respond to the County’s inquiries and investigation of the PRP’s. This group is conducting preliminary investigations of the site in question to determine each PRP’s potential exposure. This process is ongoing and the potential exposure of World Airways has yet to be determined.

In addition, World Airways is party to routine litigation and administrative proceedings incidental to its business, none of which is believed by the Company to be likely to have a material adverse effect on the financial condition and results of operations of the Company.

Item 4.    Submission Of Matters To A Vote Of Security Holders

No matters were submitted to a vote of securities holders during the fourth quarter of 2002.

PART II

Item 5.    Market For Registrant’s Common Equity And Related Stockholder Matters

The Company’s Common Stock currently trades on the Nasdaq SmallCap Market of The Nasdaq-Amex Market GroupSM under the symbol: WLDAC. The high and low bid prices of the Company’s Common Stock, as reported by Nasdaq, for each quarter in the last two fiscal years are as follows:

	Common Stock
	High	Low
2002
Fourth Quarter	1.09	.63
Third Quarter	1.22	.60
Second Quarter	1.52	.57
First Quarter	.89	.41

2001
Fourth Quarter	.95	.44
Third Quarter	1.55	.57
Second Quarter	1.25	.80
First Quarter	1.66	.69

The Company has not declared or paid any cash dividends or distributions on its Common Stock since 1992. The Company currently intends to retain future earnings to fund the development and growth of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future. Any future decision concerning the payment of dividends on its Common Stock will depend upon the results of operations, financial condition, capital expenditure plans of the Company, provisions of certain financing instruments as well as such other factors as the Board of Directors, in its sole discretion, may consider relevant. In December 2002, the Company entered a Loan and Security Agreement with Foothill Capital Corporation, a Wells Fargo company, which contains restrictions on the Company’s ability to pay dividends or the purchase of treasury stock.

On August 23, 2002, World Airways was notified by NASDAQ that it was granted a temporary exception from the NASDAQ standards contingent upon certain conditions. In order to meet the requirements of the exception, the Company had to provide information to NASDAQ on its financial results for the nine months ended September 30, 2002 by November 15, 2002. NASDAQ required that the Company show evidence of continued profitability on a net income basis for the quarter ended September 30, 2002, as well as net income from continuing operations of at least $500,000 for the nine month period ended September 30, 2002. By February 17, 2003, the Company had to submit to NASDAQ draft financial statements for the fiscal year ended December 31, 2002 evidencing net income from continuing operations of at least $500,000. The Company has now met these requirements as of September 30, 2002 and December 31, 2002. The Company must also provide NASDAQ with its Form 10-K for the fiscal year ending December 31, 2002 by March 31, 2003. In addition, the Company was given until February 17, 2003 to comply with the minimum bid price requirements. In early 2003, NASDAQ announced its intention to extend the pilot program governing bid price rules. On February 13, 2003, the Company notified NASDAQ of its 2002 earnings and also requested an extension under the new rule requirements for the minimum bid price deficiency. The Company was notified in March 2003 that its common stock would continue to be listed on the Nasdaq SmallCap Market. Further, on or before May 19, 2003, the Company must demonstrate a closing bid price of at least $1.00 per share and immediately thereafter a closing bid price of at least $1.00 for a minimum of ten consecutive trading days. Beginning August 27, 2002, the Company’s stock began trading under the symbol WLDAC. In the event that the Company is deemed to have met the terms of the exceptions, it shall continue to be listed on The NASDAQ SmallCap Market. At that time, the stock will return to its original symbol, WLDA.

The approximate number of shareholders of record at December 31, 2002 is 541, and does not include those shareholders who hold shares in street name accounts.

Item 6.    Selected Financial Data

The following selected financial data are derived from the audited consolidated financial statements of the Company. The data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and notes thereto.

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(in thousands except per share data)
Results of operations:
Operating revenues	$384,489	$317,866	$264,033	$263,998	$271,149
Operating expenses	377,367	338,595	262,926	274,247	274,317
Operating income (loss)	7,122	(20,729)	1,107	(10,249)	(3,168)
Earnings (loss) before income taxes, extraordinary item and accounting change	2,041	(26,037)	(3,159)	(13,653)	(10,905)
Earnings (loss) before extraordinary item and accounting change	2,041	(26,037)	(3,159)	(13,653)	(11,032)
Extraordinary item	—	—	—	6,030	—
Accounting change	—	—	22,744	—	—
Net earnings (loss)	2,041	(26,037)	19,585	(7,623)	(11,032)
Basic earnings (loss) per common share:
Before extraordinary item and accounting change	0.18	(2.42)	(0.33)	(2.04)	(1.54)
Extraordinary item	—	—	—	0.90	—
Accounting change	—	—	2.36	—	—
Net earnings (loss)	0.18	(2.42)	2.03	(1.14)	(1.54)
Weighted average Common Stock outstanding	11,073	10,775	9,641	6,692	7,161
Diluted earnings (loss) per common share:
Before extraordinary item and accounting change	0.18	(2.42)	(0.33)	(2.04)	(1.54)
Extraordinary item	—	—	—	0.90	—
Accounting change	—	—	2.36	—	—
Net earnings (loss)	0.18	(2.42)	2.03	(1.14)	(1.54)
Weighted average Common Stock and common equivalent shares outstanding	11,073	10,775	9,641	6,692	7,161
Pro forma amounts assuming new method of accounting is applied retroactively (unaudited):
Earnings (loss) before extraordinary item	$2,041	$(26,037)	$(3,159)	$(7,810)	$(5,236)
Net earnings (loss)	2,041	(26,037)	(3,159)	(1,780)	(5,236)
Basic earnings (loss) per share:
Before extraordinary item	0.18	(2.42)	(0.33)	(1.17)	(0.73)
Net earnings (loss)	0.18	(2.42)	(0.33)	(0.27)	(0.73)
Diluted earnings (loss) per share:
Before extraordinary item	0.18	(2.42)	(0.33)	(1.17)	(0.73)
Net earnings (loss)	0.18	(2.42)	(0.33)	(0.27)	(0.73)
Financial Position:
Cash and short-term investments	$21,504	$19,540	$15,682	$12,406	$16,893
Total assets	117,262	112,229	113,890	109,736	116,437
Notes payable and long-term obligations including current maturities	57,641	62,396	64,024	63,287	80,492
Stockholders’ deficiency	(28,867)	(31,104)	(7,280)	(29,838)	(23,627)

The Company changed its method of accounting for certain aircraft maintenance costs from the accrual method of accounting to the direct expense method effective January 1, 2000. See Note 3 of the Company’s “Notes to Consolidated Financial Statements” in Item 8 for additional information.

Item 7.    Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations presented below relates to the operations of World Airways as reflected in its consolidated financial statements.

Critical Accounting Policies

The preparation of the financial statements requires the Company to make estimates and judgments that affect the reported amount of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are those that are both most important to the portrayal of the Company’s financial condition and results and that require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

The following is an explanation of the Company’s critical accounting policies, the judgments and uncertainties affecting the application of these policies, and the likelihood that materially different amounts would be reported under different conditions or using different assumptions.

Accounting for Aircraft Maintenance Costs

The Company’s maintenance costs are prone to greater fluctuations from year to year under the direct expense method of accounting as opposed to the accrual method of accounting, which was used prior to the change in accounting effective January 1, 2000. Under the direct expense method, costs are recognized as maintenance services are performed and as nonrefundable maintenance payments required by lease agreements and maintenance contracts with outside maintenance providers become due.

The Company’s aircraft are maintained by outside maintenance providers. In certain cases, aircraft maintenance costs are covered by maintenance “reserve” payments made to the lessors of the Company’s aircraft. In these cases, the Company is required to set aside funds to cover future maintenance work. This is done by remitting these non-refundable amounts to the lessors each month. After qualifying maintenance is performed and paid for, the Company is reimbursed for amounts paid from the funds held by the lessors. The result of this arrangement is that the Company recognizes maintenance costs each month based on the amount of the maintenance reserves required to be paid to its lessors (usually based on a rate per hour flown). In other cases, maintenance work does not qualify for reimbursement from lessor reserves. This may be due to the type of maintenance performed or whether the aircraft component being maintained is covered by a lease agreement.

For maintenance that is not covered by lessor reserves, the Company recognizes the costs when maintenance services are performed. Therefore, these maintenance costs will fluctuate from period to period as scheduled maintenance work comes due or in the event unscheduled maintenance work must be performed.

It is also important to note that aggregate maintenance reserves paid to each of the Company’s lessors may not be sufficient to cover actual maintenance costs incurred. In these cases, the Company incurs the cost of any shortfall when the maintenance services are performed and the costs are determinable.

Losses on Contractual Lease Agreements

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company has early adopted this Statement for the year ended December 31, 2002.

The Company is obligated under an operating lease for office space at its former headquarters in Herndon, Virginia through April 2006. The Company received rental income, sufficient to offset its lease expense, through March 2002, after which time no rental income was received. The Company is currently seeking a new sub-lessee and is examining its options with respect to early terminating its obligations under its lease.

As a result, the Company has recognized a $1.7 million liability at December 31, 2002 for costs that will continue to be incurred, without economic benefit to the Company, over the remaining term of its lease of this office space. The fair value of the liability at December 31, 2002 was determined based on the remaining lease rentals, reduced by estimated sublease rentals that can be reasonably obtained for the property. The liability is included in other accrued liabilities on the accompanying consolidated balance sheet and the cost is included in sales, general and administrative on the accompanying consolidated statement of operations.

Management was required to make significant estimates and assumptions in determining the fair value of this liability. These included an estimated eight-month period, starting January 1, 2003, in which the Company will not obtain any sublease rentals while seeking a sub-lessee and an estimated 24 percent discount that will be provided to a suitable sub-lessee from the Company’s current monthly lease rentals. These assumptions were determined based on current market conditions for commercial office space in Herndon, Virginia and the metropolitan Washington, D.C. area.

If the Company is not successful in finding a suitable sub-lessee in the anticipated time or if the sublease rentals from a new sub-lessee are less than anticipated, the Company will be required to recognize an additional liability for these costs. This liability will be adjusted for changes, if any, resulting from revisions to estimated cash flows, measured using the credit-adjusted risk-free rate that was used to measure the liability initially of 8 percent.

The Company’s total obligation at December 31, 2002 under the lease is $5.2 million.

Accounting for the Stabilization Act Grant

Under the Air Transportation Safety and System Stabilization Act (the “Stabilization Act”), the Company was entitled to receive as a grant the lesser of its actual direct and incremental losses for the period September 11, 2001 to December 31, 2001 or its maximum allocation of grant funds as determined by the DOT. During the first quarter of 2003, the DOT completed its final review of the Company’s grant application and reached a settlement with the Company to require the return of $2.0 million of grant funds paid to the Company in 2001. The Company recorded this as expense in the fourth quarter of 2002. The 2001 fourth quarter results included the benefit of the $5.1 million grant that the Company received from the federal government under the Stabilization Act, to offset losses resulting from the terrorist attacks on the United States. This grant was included as a credit to operating expenses in the 2001 statement of operations.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. To the extent that the future undiscounted net cash flows expected to be generated from an asset are less than the carrying amount of the asset, an impairment loss will be recognized based on the difference between the asset’s carrying amount and its estimated fair market value.

If the Company determines that assets, such as aircraft parts, are no longer needed to support operations, they are reclassified to assets held for sale and are recorded at the lower of cost or estimated net realizable value. At

December 31, 2002, the book value of assets held for sale was $0.3 million. Net realizable value is determined based on the estimated fair value (measured by using a current selling price for similar assets) less estimated selling costs. Changes in industry capacity, the manner of use by the Company of its assets, and demand for air transportation can significantly impact fair value.

Results Of Operations

General

The Company’s net earnings were $2.0 million for the year ended December 31, 2002, as compared to a net loss of $26.0 million for the year ended December 31, 2001 and net earnings of $19.6 million for the year ended December 31, 2000. Results for 2002 included three non-routine transactions that had an impact on financial results:

•	Recording a $2.0 million liability to the federal government for the return in 2003 of a portion of the grant funds received under the Stabilization Act.

•	Recording a $1.7 million liability for estimated losses based on contractual lease costs (reduced by estimated sub-lease rentals) that will continue to be incurred for the remaining term of the Company’s lease agreement for office space at its former headquarters in Herndon, Virginia.

•	Recording a $0.8 million receivable due from a lessor related to unused maintenance reserves.

In contrast, results for 2001 included the benefit of a $5.1 million grant received from the federal government under the Stabilization Act. Results for 2000 include a $22.7 million benefit resulting from the cumulative effect of an accounting change for certain aircraft maintenance costs and a $7.0 million benefit relating to the settlement of a contract dispute with a former customer.

The following table provides statistical data, used by management in evaluating the operating performance of the Company, for the years ended December 31, 2002, 2001, and 2000.

	Year Ended December 31,
	2002		2001		2000
Revenue block hours:
Full service passenger	21,226	56%	18,108	54%	14,366	46%
ACMI passenger	3,053	8%	7,397	22%	6,419	21%
Full service cargo	4,966	13%	337	1%	—	—
ACMI cargo	8,049	21%	7,053	22%	9,867	31%
Miscellaneous	755	2%	483	1%	657	2%

Total	38,049	100%	33,378	100%	31,309	100%

Operating aircraft at year-end	16		15		11
Average available aircraft per day	15.8		12.9		10.1
Average daily utilization	6.6		7.1		8.5
(block hours flown per day per aircraft)

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Operating Revenues.    Operating revenues increased $66.6 million, or 21.0%, to $384.5 million in 2002 from $317.9 million in 2001. The higher operating revenue was primarily attributable to a $73.8 million increase in flying under the contract with the USAF, as well as an increase of $30.3 million in commercial cargo flying. These increases were offset by lower non-military commercial passenger revenue of $37.2 million. Total block hours increased 13% in 2002 and the yield per block hour increased on average due to a greater percentage of full service flights.

Operating Expenses.    Total operating expenses increased to $377.4 million in 2002 from $338.6 million in 2001. Total operating expenses for 2002 included three non-routine transactions that had an impact on the financial results:

•	Recording a $2.0 million liability to the federal government for the return in 2003 of a portion of the grant funds received under the Stabilization Act.

•	Recording a $1.7 million liability for estimated losses based upon contractual lease costs (reduced by estimated sub-lease rentals) that will continue to be incurred for the remaining term of the Company’s lease agreement for office space at its former headquarters in Herndon, Virginia.

•	Recording a $0.8 million receivable due from a lessor related to unused maintenance reserves.

Operating expenses in 2001 were reduced by a $5.1 million grant received under the Stabilization Act, to help offset losses resulting from the terrorist attacks on the United States.

Flight expenses include all expenses related directly to the operation of the aircraft other than maintenance, aircraft rent, insurance and fuel. Also included are expenses related to flight dispatch and flight operations administration. Flight expenses increased $10.0 million, or 9.4%, in 2002 to $116.0 million from $106.0 million in 2001. This increase resulted primarily from an increase of $2.9 million in landing/security/handling fees, $2.3 million in flight communication costs, $1.7 million in catering costs and $1.7 million in passenger expenses. These higher costs are directly attributable to increased flying for the USAF as well as more full-service flights in 2002 compared to 2001. In addition, flight expenses in 2002 also include $0.6 million for a crew profit sharing bonus as stipulated in the union contracts.

Maintenance expenses decreased $4.0 million, or 6.2%, in 2002 to $59.6 million from $63.6 million in 2001. The Company benefited from expense reductions in the following areas:

•	$1.5 million in thrust reverser repairs/overhauls;

•	$1.0 million in landing gear repair expense;

•	$1.3 million in component repairs; and

•	$1.0 million in maintenance travel/personnel expenses.

These decreases were offset by a $0.8 million increase in APU repairs for both MD-11 and DC-10-30 aircraft.

Aircraft costs increased $9.2 million, or 11.9%, to $86.8 million in 2002 from $77.6 million in 2001. This was primarily due to the increase in the number of average aircraft to 15.8 in 2002 from 12.9 in 2001, as well as higher hull and war risk insurance costs in 2002. See “Liquidity and Capital Resources” for information on deferrals of aircraft rent payments that affect the financial position of the Company at December 31, 2002 and the Company’s financial commitments for 2003 and beyond.

Fuel expenses increased $16.9 million, or 41.3%, in 2002 to $57.9 million from $41.0 million in 2001. This increase was due to more full-service block hours being flown, together with higher per-gallon costs. The Company is generally able to pass fuel cost increases through to its customers.

Commissions increased by $1.3 million to $15.8 million in 2002 from $14.5 million in 2001. This was principally a result of the increase in AMC business in 2002 offset by a decrease in the commission rate on this AMC business.

Depreciation and amortization decreased by $1.4 million to $4.5 million in 2002 from $5.9 million in 2001, primarily due to the sale-leaseback of four owned engines in June 2001. These engines were no longer depreciated in 2002.

Subcontract flying costs increased $1.2 million to $2.1 million in 2002 from $0.9 million in 2001. The higher costs in 2002 resulted from outsourcing flights due to aircraft being out of service for maintenance.

Sales, general and administrative expenses decreased $1.5 million, or 4.4%, to $32.6 million in 2002 from $34.1 million in 2001. The decrease in 2002 was primarily attributable to higher wages, travel/personnel expenses and outside services in 2001 associated with the Company’s relocation of its headquarters from Virginia to Georgia as well as additional expense related to the allowance for doubtful accounts receivable. The benefit of these decreases in 2002 was offset by a $1.7 million accrual for estimated losses associated with the Company’s sub-lease of office space in Herndon, Virginia.

Other Expense/Net.    Total other expense, net decreased by $0.2 million in 2002 compared with 2001. This decrease was primarily due to prepayment penalties incurred due to the early repayment of debt in connection with a sale-leaseback of two owned engines in June 2001. This was offset by higher capital gain/loss expense related to fixed assets in 2002.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Operating Revenues.    Operating revenues increased $53.9 million, or 20.4%, to $317.9 million in 2001 from $264.0 million in 2000. The increase in operating revenue was primarily attributable to more block hours for USAF and commercial passenger ACMI flying offset by less cargo ACMI and commercial full-service flying. The USAF revenue increased in 2001 due to the larger fixed contract base as well as additional expansion flying related to increased military activity.

Operating Expenses.    Total operating expenses increased to $338.6 million in 2001 from $262.9 million in 2000. Total operating expenses for 2001 were reduced by a $5.1 million grant received under the Stabilization Act from the federal government. Total operating expenses for 2000 were reduced by a $7.0 million contract dispute settlement received from Malaysia Airlines.

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

Maintenance expenses increased $28.7 million, or 82.2%, in 2001 to $63.6 million from $34.9 million in 2000. The increase in 2001 was primarily due to the following:

•	$7.4 million for completed engine overhauls, which are the amounts in excess of paid reserves that are available for reimbursement from the lessors;

•	$5.0 million of thrust reverser and landing gear overhauls and $0.6 million for additional work required on APU overhauls;

•	credits in fiscal 2000 of $1.0 million for the reversal of maintenance accruals, $0.8 million for the recording of accounts receivable related to insurance settlements on aircraft repairs, $0.6 million for the cumulative interest on security deposits for two MD-11 aircraft and $3.0 million for engine parts that were recovered in the fourth quarter of 2000;

•	$2.6 million of required lease reserve maintenance payments due primarily to the net three additional DC-10-30 aircraft added to the fleet as well as more block hours flown;

•	$4.1 million in aircraft component repairs, of which approximately $2.0 million are not anticipated to be incurred in future periods as these are costs related to the initiation of the power-by-the-hour maintenance agreement for MD-11 aircraft components and the wheel/brake cost per landing agreement;

•	$0.6 million related to the write-off of a prepaid maintenance item; and

•	scheduled maintenance checks, insurance deductibles and higher wage as well as personnel expenses for mechanics.

Aircraft costs increased $7.1 million, or 10.1%, to $77.6 million in 2001 from $70.5 million in 2000. This was primarily due to the increase in the number of average aircraft to 12.9 in 2001 from 10.1 in 2000, offset by reductions in the lease rates for the fleet of MD-11 aircraft. See “Liquidity and Capital Resources” for information on deferrals of aircraft rent payments that affect the financial position of the Company at December 31, 2001 and the Company’s financial commitments for 2002 and beyond.

Fuel expenses increased $13.0 million, or 46.4%, in 2001 to $41.0 million from $28.0 million in 2000. This increase reflects the increase in block hours flown together with an increase in average fuel price per gallon to $0.88 in 2001 from $0.76 in 2000. The Company is generally able to pass fuel cost increases through to its customers.

Commissions increased by $8.1 million in 2001 principally as a result of the increase in AMC business in 2001 and an increase in the commission rate on this AMC business.

Subcontract flying costs decreased $6.0 million to $0.9 million in 2001 from $6.9 million in 2000. The higher costs in 2000 resulted from outsourcing flights during 2000 due to aircraft being out of service for maintenance.

Sales, general and administrative expenses increased $5.8 million, or 20.5%, to $34.1 million in 2001 from $28.3 million in 2000. This increase is primarily the result of costs associated with the relocation of the Company’s headquarters from Virginia to Georgia as well as additional expense related to the allowance for doubtful accounts receivable, outside legal fees, equipment rentals, outside services, and employment recruiting and advertising.

Other Expense/Net.    Total other expense, net increased by $1.0 million in 2001 compared with 2000. This increase was primarily due to $0.7 million of prepayment penalties incurred due to the early repayment of debt in connection with a sale leaseback of two owned engines in June 2001.

Liquidity and Capital Resources

World Airways is highly leveraged. At December 31, 2002, World Airways’ current assets were $55.5 million and current liabilities were $84.2 million. As of December 31, 2002, the Company had outstanding long-term debt of $40.5 million, that is due in August 2004, and notes payable and current maturities of long-term obligations of $17.1 million. In addition, the Company has significant long-term obligations relating to operating leases for aircraft and spare engines. In December 2002, the Company hired an outside investment banker to assist in evaluating the Company’s financing options with respect to the $40.5 million of convertible bonds that are due in August 2004.

The Company believes that aggregated information about contractual obligations provided in a single location is beneficial to understanding and evaluating the Company’s liquidity. The following table presents this aggregated information as of December 31, 2002:

	Payments Due by Period (in thousands)
Contractual obligations	Total	Less than 1 Year		1-3 Years	3-5 Years		More than 5 Years
Long-Term Debt	$40,545	$		$40,545	$		$
Notes Payable	17,096		17,096	—		—		—
Capital Lease Obligations	—		—	—		—		—
Operating leases	550,984		87,932	133,395		59,842		269,815
Purchase Obligations	—		—	—		—		—
Accrued Post-Retirement Benefits	3,235		—	—		—		3,235

Total	$611,860		$105,028	$173,940		$59,842		$273,050

Notes Payable consists of borrowings outstanding under the Company’s Loan and Security Agreement with Foothill Capital. These borrowings are included in the “Less than 1 year” category because they are principally collateralized by current trade accounts receivable. It is important to note, however, that the term of the loan agreement extends through December 2007 and the Company does not anticipate a material change in its ability to borrow under the agreement in 2003 based on anticipated operating activities.

From the third quarter of 2001 through 2002, the Company paid amounts less than its contractual aircraft rent obligations in order to conserve cash. The Company continued to recognize expense for the full amount of its contractual rent payments due. The accrual for unpaid contractual rent obligations was $17.0 million at December 31, 2002. This accrual is included as accrued rent in the current liabilities section of the Consolidated Balance Sheet. The Company’s aircraft lessors agreed to amended terms of the aircraft lease agreements to provide for the repayment of the unpaid contractual rent obligations.

These amended lease terms provide for repayment of contractual rent obligations under various methods including scheduled monthly payments bearing interest at 7 to 8 percent, payments based on a percentage of profits in future years, or with specified maintenance deposits (as defined) previously paid by the Company and held by lessors. In addition, the Company agreed to extend certain lease terms, which result in additional future minimum operating lease obligations of approximately $18 million, which is included in the Company’s future minimum lease obligations at December 31, 2002.

The Company has historically financed working capital and capital expenditure requirements out of cash flow from operating activities, sales of Common Stock, secured borrowings, and other financings. The degree to which the Company is leveraged could have important consequences including: (i) World Airways’ ability to obtain additional financing in the future for working capital, capital expenditures or other purposes may be limited; (ii) a substantial portion of the Company’s cash flow from operations must be dedicated to the payment of principal and interest on its indebtedness; (iii) World Airways’ degree of leverage and related debt service obligations, as well as its obligations under operating leases, may make it more vulnerable than some of its competitors in a prolonged economic downturn; and (iv) World Airways’ financial position may restrict its ability to pursue new business opportunities and limit its flexibility in responding to changing business conditions.

Although there can be no assurances, World Airways believes that the combination of its existing contracts and additional business which it expects to obtain, along with its existing cash, and financing arrangements, will be sufficient to allow the Company to meet its cash requirements related to operating and capital requirements for 2003.

Cash Flows from Operating Activities

Operating activities provided $4.4 million in cash for the year ended December 31, 2002 compared to using $19.6 million in 2001. The cash provided in 2002 principally reflects the $2.0 million of earnings, net non-cash income statement charges of $2.8 million, a $3.2 million increase in trade accounts receivable, and a net increase in cash of $2.8 million due to other changes in operating assets and liabilities.

Cash Flows from Investing Activities

Investing activities used $5.0 million in cash for the year ended December 31, 2002, compared to using $0.9 million in 2001. In 2002, cash was used to purchase an existing leased aircraft for spare parts as well as new rotable spare parts, computer equipment, leasehold improvements and other fixed assets. In 2001, cash was also used to purchase various fixed assets, offset by cash generated by the sale and maturity of marketable investments.

Cash Flows from Financing Activities

Financing activities generated $2.5 million in cash for the year ended December 31, 2002 compared to generating $25.6 million in 2001. In 2002, the Company deferred aircraft rent obligations of $7.3 million, which was partially offset by scheduled debt payments of $2.1 million and a $2.7 million decrease in notes payable. In 2001, the Company received $17.5 million of proceeds from sale-leaseback transactions on four engines, deferred aircraft rent obligations of $9.8 million and increased borrowings under its line of credit by $8.2 million. The repayment of debt on engines subject to the sale-leaseback transactions, along with scheduled debt payments, resulted in repayment of $9.9 million of other debt.

Capital Commitments/Financing Developments

The Company entered a Loan and Security Agreement (the “Agreement”) with Foothill Capital Corporation (“Foothill”), a Wells Fargo company, on December 12, 2002, which for its five-year term provides for the issuance of loans and letters of credit up to $30 million subject to certain terms, conditions and limitations. Foothill will make loans and issue or facilitate the issuance of letters of credit with a sub-limit of $10 million secured by assets of the Company. The available loan amount is determined by the lesser of the $30 million maximum limit and a borrowing base calculation, which includes eligible spare parts and receivables, subject to certain reserves and less a $5 million permanent availability block. The Agreement provides for various fees and expenses including interest on outstanding loans at a rate based on the Wells Fargo prime rate plus a range of 0.5% to 2.0%, as determined by utilization, an unused line fee in the range of 0.25% to 0.5%, as determined by utilization, and a letter of credit fee of 2.75% of the face amount of letters of credit issued and outstanding. The Wells Fargo prime rate was 4.25% at December 31, 2002.

At December 31, 2002, the loan outstanding under the Agreement was $17.1 million and the aggregate amount of outstanding letters of credit was $2.1 million. At December 31, 2002, the Company had a nominal amount of unused availability.

The Agreement contains covenants related to the Company’s daily cash balance and loan availability, annual capital expenditures, trailing twelve months EBITDA (earnings before interest expense, taxes and depreciation/amortization), and tangible net worth. The Agreement also contains restrictions and limitations on the prepayment of obligations, the payment of dividends, the purchase of treasury stock, the ability of the Company to incur future indebtedness, and change of control of the ownership of the Company.

The Stabilization Act included an Air Carrier Loan Guarantee Program. This program is designed to assist viable airlines that suffered financially as a result of September 11th who do not otherwise have access to reasonable credit. The loan guarantee is subject to certain conditions and fees, including the potential requirement that the U.S. Government be issued warrants or other equity instruments in connection with such loan guarantees. The Company filed an application on June 28, 2002 for $27 million in federal loan guarantees. If the loan guarantee request is approved, the Company plans to raise a total of $30 million. The Company’s loan application included a detailed seven-year business plan, which showed increased utilization of existing aircraft, expanded sales efforts, continued support of the U.S. Air Force Air Mobility Command program, lowered costs through process improvements, and continued customer service initiatives. The loan, if any, would be repaid from 2004 to 2009. The Air Transportation Stabilization Board (“ATSB”) is currently reviewing the Company’s application. There can be no assurance that the application will be approved and that this source of financing will be available to the Company.

The FAA has issued and proposed a number of Airworthiness Directives (“ADs”) that will require the Company to make modifications to its aircraft. They are as follows:

•	the replacement of insulation blankets on the Company’s MD-11 aircraft by June 2005 that is expected to cost approximately $0.8 million per aircraft (approximately 25% of this work has been completed);

•	the installation of enhanced ground proximity warning systems in its aircraft by March 2005 that is expected to cost approximately $65,000 per aircraft;

•	the modification of thrust reversers on the Company’s DC-10-30 aircraft by February 2005 that is estimated to cost approximately $0.5 million per aircraft;

•	various modifications required by Special Federal Aviation Regulation (“SFAR”) 92 regarding general aircraft and cockpit security in response to the events of September 11th. The Company has contracted with an outside company to install new cockpit doors in its passenger aircraft as required, which will have to be accomplished by April 2003 at an approximate cost of $38,000 per aircraft. Additional requirements have been recommended but not put into law; and

•	the replacement of the ring case located in the compressor area of the Company’s MD-11 engines by the first quarter of 2007 that is expected to cost approximately $0.3 million per engine.

The Company expects to finance the cost of compliance with the ADs through internally generated funds.

World Airways’ capital expenditures for 2003 other than the cost of ADs are currently expected to be approximately $3.0 million, principally for the purchase of aircraft related assets, which it expects to finance from working capital.

In certain circumstances, including the Company’s Common Stock being delisted from trading and a change in control of the Company, as defined, the holders of the Company’s $40.5 million of convertible senior debentures due in 2004 could require the Company to repurchase the outstanding debentures. The Company obtained an outside legal opinion that delisting from the NASDAQ SmallCap Market would not trigger a default if the Company was able to have its stock listed on the over the counter (“OTC”) bulletin board. Management believes that, in the event of being delisted from trading on the NASDAQ SmallCap Market, the Company would be successful in having its stock listed on the OTC bulletin board.

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

Recently Issued Accounting Standards

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 is applied in fiscal years beginning after May 15, 2002. Earlier application of these provisions is encouraged. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002, with early application encouraged. The adoption of SFAS No. 145 is not expected to have a material effect on the Company’s financial statements.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company’s financial statements. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.

Other Matters

Inflation

The Company believes that neither inflation nor changing prices have had a material effect on the Company’s revenues during the past three years.

Corporate Headquarters

In 2001, the Company relocated its corporate headquarters to Peachtree City, Georgia. Hollis L. Harris, World Airways’ Chairman and CEO, is a principal in the company that owns the building, for which the Company signed a lease for a 15-year term beginning May 1, 2001. The Company’s Board of Directors verified with a nationally recognized tenant brokerage firm that the new lease rate was equivalent to what could be obtained in arm’s length negotiations with an independent party. Obligations for rent under the lease aggregating $15.2 million at December 31, 2002 are included with future annual minimum lease payments for operating leases in Note 9.

Item 7a.    Quantitative And Qualitative Disclosures About Market Risk

World Airways does not have any material exposure to market risks.

With respect to interest rate risks at December 31, 2002, interest rates on all of the Company’s long-term debt obligations aggregating $40.5 million are fixed. Borrowings under the Company’s Loan and Security Agreement (the “Agreement”) with Foothill Capital Corporation (“Foothill”), a Wells Fargo company, were $17.1 million at December 31, 2002. Interest under the Agreement is at a rate based on the Wells Fargo prime rate plus a range of 0.5% to 2.0%, as determined by utilization. Based on the average outstanding month-end balances during 2002, each 1% change in the prime rate would have increased or decreased the Company’s annual interest cost by approximately $156,600. Based on the balance outstanding at December 31, 2002, each 1% change in the prime rate will increase or decrease the Company’s interest cost by approximately $171,000 on an annual basis. See Notes 7 and 8 of “Notes to Financial Statements” in Item 8. The Company has not entered into any obligations for trading purposes.

With respect to foreign currency exchange rate risks, although some of the Company’s revenues are derived from foreign customers, all revenues and substantially all expenses are denominated in U.S. dollars. The Company maintains minimal balances in foreign bank accounts to facilitate the payment of expenses.

The Company is not exposed to commodity price risks except with respect to the purchase of aviation fuel. However, fluctuations in the price of fuel have not had a significant impact on the Company’s operations in recent years because, in general, the Company’s contracts with its customers limit the Company’s exposure to increases in fuel prices. The Company purchases no fuel under long-term contracts nor does the Company enter into futures or swap contracts at this time.

Item 8.  Financial Statements And Supplementary Data

WORLD AIRWAYS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2001
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents, including restricted cash of $665 in 2002 and $662 in 2001	$21,504	$19,540
Accounts receivable, less allowance for doubtful accounts of $255 in 2002 and $1,350 in 2001	28,391	25,219
Prepaid expenses and other current assets	5,569	5,641

Total current assets	55,464	50,400
Equipment and property
Flight and other equipment	74,868	74,292
Equipment under capital leases	9,463	9,463

	84,331	83,755
Less: accumulated depreciation and amortization	42,475	41,223

Net equipment and property	41,856	42,532
Long-term deposits	18,513	18,777
Other assets and deferred charges, net of amortization of $1,247 in 2002 and $989 in 2001	1,429	520

Total assets	$117,262	$112,229

WORLD AIRWAYS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2001
	(in thousands except share amounts)
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Notes payable	$17,096	$19,756
Current maturities of long-term obligations	—	1,787
Accounts payable	30,497	30,527
Accrued rent	17,993	11,362
Unearned revenue	976	3,400
Accrued maintenance	2,178	1,543
Accrued salaries and wages	10,000	7,850
Accrued taxes	2,663	3,158
Other accrued liabilities	2,820	1,090

Total current liabilities	84,223	80,473

Long-term obligations, net of current maturities	40,545	40,853
Other liabilities
Deferred gain from sale-leaseback transactions, net of accumulated amortization of $2,005 in 2002 and $11,966 in 2001	3,909	6,096
Accrued post-retirement benefits	3,235	2,861
Deferred rent	14,217	13,050

Total other liabilities	21,361	22,007

Total liabilities	146,129	143,333

Stockholders’ deficiency
Preferred Stock, $.001 par value (5,000,000 shares authorized and no shares issued or outstanding)	—	—
Common Stock, $.001 par value (100,000,000 shares authorized; 12,158,341 shares issued; 11,077,098 outstanding in 2002 and 10,920,787 outstanding in 2001)	12	12
Additional paid-in capital	24,361	24,165
Accumulated deficit	(40,383)	(42,424)
Treasury stock, at cost (Common Stock—1,081,243 shares in 2002 and 1,226,354 shares in 2001)	(12,857)	(12,857)

Total stockholders’ deficiency	(28,867)	(31,104)

Commitments and contingencies
Total liabilities and stockholders’ deficiency	$117,262	$112,229

See accompanying Notes to Consolidated Financial Statements

WORLD AIRWAYS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share amounts)

	Years Ended December 31,
	2002	2001	2000
Operating revenues
Flight operations	$382,509	$316,523	$263,067
Other	1,980	1,343	966

Total operating revenue	384,489	317,866	264,033

Operating expenses
Flight	116,012	106,022	88,238
Maintenance	59,628	63,560	34,930
Aircraft costs	86,834	77,631	70,508
Fuel	57,864	40,955	27,972
Flight operations subcontracted to other carriers	2,087	924	6,943
Commissions	15,834	14,514	6,450
Depreciation and amortization	4,525	5,908	6,590
Sales, general, and administrative	32,631	34,134	28,270
Settlement of contract dispute	—	—	(6,975)
Airline stabilization act grant	1,952	(5,053)	—

Total operating expenses	377,367	338,595	262,926

Operating income (loss)	7,122	(20,729)	1,107
Other income (expense)
Interest expense	(4,690)	(5,981)	(5,442)
Interest income	575	549	1,021
Other, net	(966)	124	155

Total other, net	(5,081)	(5,308)	(4,266)

Earnings (loss) before cumulative effect of accounting change	2,041	(26,037)	(3,159)
Cumulative effect of change in method of accounting for certain maintenance costs	—	—	22,744

Net earnings (loss)	$2,041	$(26,037)	$19,585

Basic and diluted earnings (loss) per share:
Earnings (loss) before cumulative effect of accounting change	$0.18	$(2.42)	$(0.33)
Cumulative effect of accounting change	—	—	2.36

Net earnings (loss)	$0.18	$(2.42)	$2.03

Weighted average shares outstanding	11,073	10,775	9,641

See accompanying Notes to Consolidated Financial Statements

WORLD AIRWAYS, INC.

CONSOLIDATED STATEMENTS OF CHANGES

IN STOCKHOLDERS’ DEFICIENCY

Years ended December 31, 2002, 2001, and 2000

(in thousands except share amounts)

	Common Stock	Additional Paid-In Capital	Deferred Compensation	Accumulated Deficit	Treasury Stock, at Cost	Total Stockholders’ Deficiency
Balance at December 31, 1999	$12	$46,857	$—	$(35,972)	$(40,735)	$(29,838)
Issuance of 3,733,000 shares of restricted Common Stock under Employee Salary Exchange Program	—	(23,072)	(4,456)	—	27,528	—
Common stock purchases (224,000 shares)	—	—	—	—	(286)	(286)
Amortization of deferred compensation, accrual of changes in Employee Salary Exchange Program and other (379,000 shares)	—	—	2,721	—	343	3,064
Amortization of warrants	—	195	—	—	—	195
Net earnings	—	—	—	19,585	—	19,585

Balance at December 31, 2000	12	23,980	(1,735)	(16,387)	(13,150)	(7,280)
Common stock purchases (17,500 shares)	—	—	—	—	(18)	(18)
Amortization of deferred compensation, accrual of changes in Employee Salary Exchange Program and other (603,000 shares)	—	—	1,735	—	311	2,046
Amortization of warrants	—	185	—	—	—	185
Net loss	—	—	—	(26,037)	—	(26,037)

Balance at December 31, 2001	12	24,165	—	(42,424)	(12,857)	(31,104)
Exercise of 11,200 stock options	—	11	—	—	—	11
Accrual of changes in Employee Salary Exchange Program (145,000 shares)	—	—	—	—	—	—
Amortization of warrants	—	185	—	—	—	185
Net earnings	—	—	—	2,041	—	2,041

Balance at December 31, 2002	$12	$24,361	$—	$(40,383)	$(12,857)	$(28,867)

See accompanying Notes to Consolidated Financial Statements

WORLD AIRWAYS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2002	2001	2000
	(in thousands)
Cash and cash equivalents at beginning of year	$19,540	$14,386	$11,725
Cash flows from operating activities:
Net earnings (loss)	2,041	(26,037)	19,585
Adjustments to reconcile net earnings (loss) to cash provided (used) by operating activities:
Depreciation and amortization	4,525	5,908	6,590
Deferred gain recognition	(2,187)	(1,655)	(1,248)
Cumulative effect of accounting change	—	—	(22,744)
Recovered parts	—	—	(3,000)
Provision for doubtful accounts	(695)	1,019	—
Deferred compensation and other	447	2,311	3,434
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Accounts receivable	(2,477)	(10,480)	(4,533)
Deposits, prepaid expenses and other assets	336	(175)	(3,709)
Accounts payable, accrued expenses and other liabilities	4,878	12,386	1,209
Unearned revenue	(2,424)	(2,878)	2,126

Net cash provided (used) by operating activities	4,444	(19,601)	(2,290)

Cash flows from investing activities:
Purchases of equipment and property	(5,184)	(3,563)	(2,508)
Proceeds from disposals of equipment and property	164	996	227
Maturities of marketable investments, net	—	1,685	681

Net cash used by investing activities	(5,020)	(882)	(1,600)

Cash flows from financing activities:
(Decrease) increase in notes payable	(2,659)	8,224	6,452
Deferral of aircraft rent obligations, net of repayments	7,284	9,760	—
Issuance of debt	—	—	675
Repayment of debt	(2,096)	(9,852)	(6,390)
Proceeds of sale/leaseback transactions	—	17,505	6,100
Acquisition of Common Stock, at cost	—	—	(286)
Proceeds from exercise of stock options	11	—	—

Net cash provided by financing activities	2,540	25,637	6,551

Net increase in cash and cash equivalents	1,964	5,154	2,661

Cash and cash equivalents at end of year	$21,504	$19,540	$14,386

See accompanying Notes to Consolidated Financial Statements

WORLD AIRWAYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

Organization

The accompanying consolidated financial statements include the accounts of World Airways, Inc. and its wholly-owned subsidiary, World Airways Parts Company LLC (“World Airways” or the “Company”). All significant inter-company accounts and transactions have been eliminated. World Airways, Inc. was organized in March 1948 and is a U.S. certificated air carrier. Airline operations account for 100% of the Company’s operating revenue. World Airways provides long-range passenger and cargo charter and wet lease air transportation, serving the U.S. Government, international passenger and cargo air carriers, tour operators, international freight forwarders and cruise ship companies (see Note 13).

Financial Statement Reclassifications

Certain items in the prior year financial statements included herein have been reclassified to conform to the 2002 financial statement presentation.

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

Marketable Investment Securities

Investments generally consist of short-term money market and auction instruments rated AAA that the Company accounts for as “available for sale” in accordance with Statement of Financial Accounting Standards No. 115 (“SFAS 115”). At December 31, 2002, the investments’ carrying value approximated market value. At December 31, 2001, the Company had no marketable investment securities. Investments that mature within 12 months are classified as current assets.

Revenue Recognition

Revenues are recognized as the transportation services are provided.

Income Taxes

The Company provides for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement

WORLD AIRWAYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Earnings (Loss) Per Common Share

Basic earnings (loss) per Common Share is computed by dividing net earnings (loss) by the weighted average number of Common Shares outstanding during the period. Diluted earnings (loss) per Common Share include the effects of common equivalent shares outstanding during a period when there are earnings from continuing operations. Basic and diluted earnings (loss) per share are the same for each of the years in the three-year period ended December 31, 2002. In fiscal 2000, the Company had a loss before the cumulative effect of accounting change and therefore basic and diluted earnings (loss) per share are the same. The Company’s common equivalent shares consist of shares issuable for stock options, convertible debentures and warrants.

Equipment and Property

Equipment and property are stated at cost or, if acquired under capital leases, at the present value of minimum lease payments.

Provisions for depreciation and amortization of equipment and property are computed over estimated useful lives or the term of the lease, if shorter, for capital leases, by the straight-line method, with estimated salvage values of 0–15%. Estimated useful lives of equipment and property are as follows:

DC10 and MD-11 flight equipment	15–16 years
Other equipment and property	5–10 years

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets used in operations for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. To the extent that the future undiscounted net cash flows expected to be generated from an asset are less than the carrying amount of the asset, an impairment loss will be recognized based on the difference between the asset’s carrying amount and its estimated fair market value.

Exit or Disposal Costs

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and

WORLD AIRWAYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

nullifies Emerging Issues Task Force (“EITF”) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company has early adopted this Statement for the year ended December 31, 2002.

Under SFAS No. 146, a liability for a cost associated with an exit or disposal activity is recognized and measured at its fair value in the period in which the liability is incurred. A liability for costs to terminate a contract before the end of its term is recognized and measured at its fair value when the Company terminates the contract in accordance with the contract terms. A liability for costs that will continue to be incurred under a contract for its remaining term without economic benefit to the Company is recognized and measured at its fair value when the Company ceases using the right conveyed by the contract. If the contract is an operating lease, the fair value of the liability at the cease-use date is determined based on the remaining lease rentals, reduced by the sublease rentals that could be reasonably obtained for the property, even if the Company does not intend to enter into a sublease.

Other Assets and Deferred Charges

Debt issuance costs are amortized on a straight-line basis over the period the related debt is expected to be outstanding.

Post-retirement Benefits Other Than Pensions

World Airways’ cockpit crewmembers and eligible dependents are covered under post-retirement health care benefits to age 65. The Company accounts for the benefit costs in accordance with Statement of Financial Accounting Standards No. 106, Employers’ Accounting for Post-retirement Benefits Other Than Pensions (“FAS No. 106”). The Company funds the benefit costs on a pay-as-you-go (cash) basis.

Accounting for Stock-Based Compensation

At December 31, 2002, the Company has three stock-based compensation plans, which are described more fully in Note 10. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net earnings (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation (in thousands, except per share data):

	Year Ended December 31,
	2002	2001	2000
Net earnings (loss), as reported	$2,041	$(26,037)	$19,585
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(877)	(1,513)	(1,109)

Pro forma net income (loss)	1,164	(27,550)	18,476
Earnings (loss) per share
Basic—as reported	$0.18	$(2.42)	$2.03
Basic—pro forma	$0.11	$(2.56)	$1.91

Diluted—as reported	$0.18	$(2.42)	$2.03
Diluted—pro forma	$0.07	$(2.56)	$1.91

WORLD AIRWAYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The per share weighted-average fair value of stock options granted during 2002, 2001 and 2000 was $0.86, $0.81 and $0.72, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

	2002	2001	2000
Expected dividend yield	0%	0%	0%
Risk-free interest rate	4.1%	4.3%	6.6%
Expected life (in years)	4.9	5.2	6.5
Expected volatility	141%	102%	102%

Recently Issued Accounting Standards

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 is applied in fiscal years beginning after May 15, 2002. Earlier application of these provisions is encouraged. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002, with early application encouraged. The adoption of SFAS No. 145 is not expected to have a material effect on the Company’s financial statements.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company’s financial statements. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.

2.    Operating Environment

The terrorist attacks of September 11, 2001 and the ongoing war with Iraq have had a significant effect on the U.S. airline industry. The Secretary of Defense has given authority to the commander, U.S. Transportation Command (USTRANSCOM) to activate Stage I of the Civil Reserve Air Fleet (“CRAF”) to provide the Department of Defense additional airlift capability to move U.S. troops and military cargo. This measure is necessary due to increased operations associated with the build-up of U.S. forces in the Persian Gulf region. CRAF aircraft are U.S. commercial passenger and cargo aircraft that are contractually pledged to move passengers and cargo when the Department of Defense’s airlift requirements exceeds the capability of U.S. military aircraft.

The authority to activate CRAF Stage I involves 22 U.S. airline companies and their 78 commercial aircraft—47 passenger aircraft and 31 wide-body cargo aircraft. While this authority is for all 78 commercial aircraft in the CRAF Stage I program, the USTRANSCOM commander, Air Force Gen. John W. Handy is only activating 47 passenger aircraft. Currently, U.S. military airlift aircraft and CRAF volunteered commercial cargo aircraft are meeting the cargo airlift requirements. However, if required, the USTRANSCOM commander can activate those 31 cargo aircraft in the CRAF Stage I program.

WORLD AIRWAYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three stages of incremental activation allow the USTRANSCOM commander to tailor an airlift force suitable for the contingency at hand. Stage I is the lowest activation level; Stage II would be used for major regional contingencies; and Stage III would be used for periods of national mobilization. During a crisis, if Air Mobility Command, the air component of USTRANSCOM, has a need for additional aircraft, it would request the USTRANSCOM commander take steps to activate the appropriate CRAF stage. Stage II was activated during Operation Desert Shield/Storm. Stage III has never been activated. Each stage of the fleet activation is used only to the extent necessary to provide the amount of commercial augmentation airlift need by the Department of Defense.

The Company currently has three MD-11 passenger aircraft activated under CRAF Stage I. The Company also has one MD-11 cargo aircraft under Stage I, but it has not yet been activated. Revenue from the U.S. Air Force (“USAF”) will continue to be a significant portion of total revenues for the Company in 2003, but the impact of the current military conflict cannot be determined at this time.

World Airways is highly leveraged. At December 31, 2002, World Airways’ current assets were $55.5 million and current liabilities were $84.2 million. As of December 31, 2002, the Company had outstanding long-term debt of $40.5 million, and notes payable and current maturities of long-term obligations of $17.1 million. In addition, the Company has significant long-term obligations relating to operating leases for aircraft and spare engines. The Company anticipates that its capital expenditures in 2003 will approximate $3.0 million.

See “Operating Leases” in Note 9 for information on amendments to the Company’s aircraft lease agreements.

The Company has historically financed working capital and capital expenditure requirements out of cash flow from operating activities, sales of its Common Stock, secured borrowings, and other financings. The degree to which the Company is leveraged could have important consequences including: (i) World Airways’ ability to obtain additional financing in the future for working capital, capital expenditures or other purposes may be limited; (ii) a substantial portion of the Company’s cash flow from operations must be dedicated to the payment of principal and interest on its indebtedness; (iii) World Airways’ degree of leverage and related debt service obligations, as well as its obligations under operating leases, may make it more vulnerable than some of its competitors in a prolonged economic downturn; and (iv) World Airways’ financial position may restrict its ability to pursue new business opportunities and limit its flexibility in responding to changing business conditions.

Factors that affect the Company’s ability to achieve high utilization of its aircraft include the compatibility of the Company’s aircraft with customer needs and the Company’s ability to react on short notice to customer requirements (which can be unpredictable due to changes in traffic rights, aircraft delivery schedules and aircraft maintenance requirements). Other factors that affect the Company include domestic and foreign regulatory requirements, as well as a trend toward aviation deregulation that is increasing alliances and code share arrangements.

Due to the high fixed costs of leasing and maintaining aircraft and costs for cockpit crewmembers and flight attendants, the Company’s aircraft must have high utilization in order for the Company to operate profitably. Although World Airways’ preferred strategy is to enter into long-term contracts with customers, the terms of existing customer contracts are shorter than the terms of the Company’s lease obligations with respect to its aircraft. There is no assurance that the Company will be able to enter into additional contracts with new or existing customers or that it will be able to obtain enough additional business to fully utilize each aircraft. World Airways’ financial position and results of operations could be materially adversely affected by periods of low aircraft utilization and yields.

WORLD AIRWAYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

World Airways’ operating philosophy is to build on its existing relationships to achieve a strong platform for future growth while at the same time grow its commercial passenger and cargo business. The Company’s strategy is based, first and foremost, upon providing the highest level of service to its customers, thereby maintaining and expanding the amount of business being done with existing customers. The Company attempts to maximize profitability by combining ACMI contracts with full service agreements that meet the peak seasonal requirements of its customers. The Company can respond to rapidly changing market conditions and requirements because its fleet of aircraft can be deployed in a variety of configurations.

The Company has unsold capacity in the second quarter of 2003 and beyond; however, historically it has been successful in obtaining additional business to utilize some or all of its available capacity. Although there can be no assurance that it will be able to secure additional business to utilize unsold capacity, the Company is actively seeking additional business for 2003 and beyond.

Although the Company’s customers bear the financial risk of utilizing the aircraft, the Company can be affected adversely if its customers are unable to operate the Company’s aircraft profitably, or if one or more of the Company’s customers experience a material adverse change in their market demand, financial condition or results of operations. Under these circumstances, the Company would be adversely affected by customer demands for rate and utilization reductions, flight cancellations, or early termination of their agreements.

Although there can be no assurances, the Company believes that the combination of its existing contracts and additional business which it expects to obtain, along with its existing cash and financing arrangements, will be sufficient to allow the Company to meet its cash requirements related to operating and capital requirements for 2003.

In response to the terrorist attacks of September 11, 2001, President Bush signed into law the Air Transportation Safety and System Stabilization Act (the “Stabilization Act”). Under the Stabilization Act, the Company was entitled to receive as a grant the lesser of its actual direct and incremental losses for the period September 11, 2001 to December 31, 2001 or its maximum allocation of grant funds as determined by the DOT. During the first quarter of 2003, the DOT completed its final review of the Company’s grant application and reached a settlement with the Company to require the return of $2.0 million of grant funds paid to the Company in 2001. The Company recorded this as expense in the fourth quarter of 2002. The 2001 fourth quarter results included the benefit of the $5.1 million grant that the Company received from the federal government under the Stabilization Act, to offset losses resulting from the terrorist attacks on the United States. This grant was included as a credit to operating expenses in the 2001 consolidated statement of operations.

The Stabilization Act also includes an Air Carrier Loan Guarantee Program. This program is designed to assist viable airlines that suffered financially as a result of September 11th who do not otherwise have access to reasonable credit. The loan guarantee is subject to certain conditions and fees, including the potential requirement that the U.S. Government be issued warrants or other equity instruments in connection with such loan guarantees. The Company filed an application on June 28, 2002 for $27 million in federal loan guarantees. If the loan guarantee request is approved, the Company plans to raise a total of $30 million. The Company’s loan application included a detailed seven-year business plan, which showed increased utilization of existing aircraft, expanded sales efforts, continued support of the U.S. Air Force Air Mobility Command program, lowered costs through process improvements, and continued customer service initiatives. The loan, if any, would be repaid from 2004 to 2009. The Air Transportation Stabilization Board (“ATSB”) is currently reviewing the Company’s application. There can be no assurance that the application will be approved and that this source of financing will be available to the Company.

WORLD AIRWAYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

4.    Naluri Ownership & Transactions with Malaysia Airlines

At December 31, 2002 and 2001, Naluri Berhad (“Naluri”), a Malaysian aviation company, owned 11.0% and 11.1%, respectively, of the outstanding Common Stock of World Airways and the balance was publicly held.

World Airways provided air transportation to Malaysian Airline System Berhad (“MAS”) from 1981 to 1999. Naluri also owned 29% of MAS that it sold to the Government of Malaysia in February 2001. Effective October 1999, the Company ceased operating for MAS and in May 2000, the Company received $7 million from MAS in settlement of all aircraft lease and operating agreements between the two companies.

5.    Supplemental Information—Statements of Cash Flows

Additional information pertaining to certain cash payments and non-cash investing and financing activities is as follows (in thousands):

	Years Ended December 31,
	2002	2001	2000
Cash paid for:
Interest	$3,407	$4,582	$4,549

The Company recorded a credit of $3.0 million for engine parts that were recovered in the fourth quarter of 2000.

6.    Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2002	2001
Prepaid rent	$3,094	$2,645
Deposits	1,643	588
Other	832	2,408

Total	$5,569	$5,641

7.    Notes Payable

The Company entered a Loan and Security Agreement (the “Agreement”) with Foothill Capital Corporation (“Foothill”), a Wells Fargo company, on December 12, 2002, which for its five-year term provides for the issuance of loans and letters of credit up to $30 million subject to certain terms, conditions and limitations. Foothill will make loans and issue or facilitate the issuance of letters of credit with a sub-limit of $10 million secured by

WORLD AIRWAYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

assets of the Company. The available loan amount is determined by the lesser of the $30 million maximum limit and a borrowing base calculation, which includes eligible spare parts and receivables, subject to certain reserves and less a $5 million permanent availability block. The Agreement provides for various fees and expenses including interest on outstanding loans at a rate based on the Wells Fargo prime rate plus a range of 0.5% to 2.0%, as determined by utilization, an unused line fee in the range of 0.25% to 0.5%, as determined by utilization, and a letter of credit fee of 2.75% of the face amount of letters of credit issued and outstanding. The Wells Fargo prime rate was 4.25% at December 31, 2002.

At December 31, 2002, the loan outstanding under the Agreement was $17.1 million and the aggregate amount of outstanding letters of credit was $2.1 million. At December 31, 2002, the Company had a nominal amount of unused availability.

The Agreement contains covenants related to the Company’s daily cash balance and loan availability, annual capital expenditures, trailing twelve months EBITDA (earnings before interest expense, taxes and deprecation/ amortization) and tangible net worth. The Agreement also contains restrictions and limitations on the prepayment of obligations, the payment of dividends, the purchase of treasury stock, the ability of the Company to incur future indebtedness, and change of control of the ownership of the Company.

The Company had a credit facility agreement with GMAC Commercial Credit, LLC (“GMAC”) which it retired in December 2002, using proceeds from the Foothill loan agreement.

8.    Long-term Obligations

Long-Term Debt

The Company’s long-term obligations at December 31 are as follows (in thousands):

	2002	2001
Convertible senior subordinated debentures due August 2004—with interest at 8% payable semi-annually	$40,545	$40,545
Spare parts loan—with principal and interest at 10% payable monthly, collateralized by certain MD-11 spare parts	—	1,417
Spare parts loan—with principal and interest at 8.5% payable monthly, collateralized by certain MD-11 spare parts	—	597
Other	—	81

Total	40,545	42,640
Less: current maturities	—	1,787

Total long-term obligations, net of current maturities	$40,545	$40,853

The estimated fair value of the 8% Convertible Senior Subordinated Debentures (the “Debentures”) at December 31, 2002 approximated $12.2 million determined by the most recent quoted market price that was on February 7, 2003.

The Debentures are unsecured obligations, convertible into shares of the Company’s Common Stock at $8.90 per share, subject to adjustment in certain events, and subordinated to all present and future senior indebtedness of the Company. In certain circumstances including the Company’s Common Stock being delisted from trading and a change in control of the Company, as defined, the holders of the Debentures could require the Company to repurchase the outstanding Debentures.

WORLD AIRWAYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows annual amounts of scheduled principal maturities of debt outstanding at December 31, 2002 (in thousands):

2003	$—
2004	40,545
2005	—
2006	—
2007	—

Total	$40,545

9.    Operating Leases

The Company’s operating fleet consists of nine MD-11 and seven DC-10-30 aircraft, all of which are leased under operating leases. The MD-11 aircraft included six passenger aircraft (two of which are long-range versions) and three freighter aircraft. During 2002, two of the Company’s convertible MD-11 aircraft were reconfigured to full freighters. The DC-10-30 aircraft included four freighter aircraft and three passenger aircraft.

From the third quarter of 2001 through 2002, the Company paid amounts less than its contractual aircraft rent obligations in order to conserve cash. The Company continued to recognize expense for the full amount of its contractual rent payments due. The accrual for unpaid contractual rent obligations was $17.0 million and $9.8 million at December 31, 2002 and 2001, respectively. This accrual is included as accrued rent in the current liabilities section of the Consolidated Balance Sheet. The Company’s aircraft lessors have agreed to amended terms of the aircraft lease agreements to provide for the repayment of the unpaid contractual rent obligations.

These amended lease terms provide for repayment of contractual rent obligations under various methods including scheduled monthly payments bearing interest at 7 to 8 percent, payments based on a percentage of profits in future years, or with specified maintenance deposits (as defined) previously paid by the Company and held by lessors. In addition, the Company agreed to extend certain lease terms, which will result in additional future minimum operating lease obligations of approximately $18 million, which is included in the Company’s future minimum lease payment obligations at December 31, 2002.

The lease term for one of the MD-11 aircraft expires in 2003, while six of the MD-11 aircraft leases expire in 2005 and 2006. The two MD-11ER aircraft leases expire in 2022 (assuming the exercise of 10-year lease extensions). Lease terms for two of the DC-10 aircraft expire in 2003, two expire in 2004, and another two expire in 2008. The lease term for one DC-10 expires at the time of its next routine heavy maintenance check which should occur in the fourth quarter of 2003 or the first quarter of 2004.

In 1999, in conjunction with amending the leases for the two MD-11ER aircraft, the lessor obtained the right, in the event the Company is unable to meet certain financial requirements, that allows the lessor to cancel the lease of the aircraft with 12 months notice. While certain financial requirements were not achieved in 2002, the Company has not been notified of any intent of the lessor to cancel the lease and does not expect to be notified due to excess capacity in the airline industry. If the Company fails to achieve a certain annual net income level in 2003 and subsequently to May 2004, the lessor has similar termination rights.

In addition, in 1999 the Company granted warrants to each of the two MD-11 aircraft lessors to purchase up to one million shares of Common Stock (see Note 10). The fair value of the warrants at the time of issuance is being amortized as rent expense over the remaining terms of the related aircraft lease agreements.

WORLD AIRWAYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company has early adopted this Statement for the year ended December 31, 2002.

The Company is obligated under an operating lease for office space at its former headquarters in Herndon, Virginia through April 2006. The Company received rental income, sufficient to offset its lease expense, through March 2002, after which time no rental income was received. The Company is currently seeking a new sub-lessee and is examining its options with respect to early terminating its obligations under its lease.

As a result, the Company has recognized a $1.7 million liability at December 31, 2002 for costs that will continue to be incurred, without economic benefit to the Company, over the remaining term of its lease of this office space. The fair value of the liability at December 31, 2002 was determined based on the remaining lease rentals, reduced by estimated sublease rentals that can be reasonably obtained for the property. The liability is included in accrued liabilities on the accompanying consolidated balance sheet and the cost is included in sales, general and administrative on the accompanying consolidated statement of operations.

Management was required to make significant estimates and assumptions in determining the fair value of this liability. These included an estimated eight-month period, starting January 1, 2003, in which the Company will not obtain any sublease rentals while seeking a sub-lessee and an estimated 24 percent discount that will be provided to a suitable sub-lessee from the Company’s current monthly lease rentals. These assumptions were determined based on current market conditions for commercial office space in Herndon, Virginia and the metropolitan Washington, D.C. area.

If the Company is not successful in finding a suitable sub-lessee in the anticipated time or if the sublease rentals from a new sub-lessee are less than anticipated, the Company will be required to recognize an additional liability for these costs. This liability will be adjusted for changes, if any, resulting from revisions to estimated cash flows, measured using the credit-adjusted risk-free rate that was used to measure the liability initially of 8 percent.

The Company’s total obligation at December 31, 2002 under the lease is $5.2 million.

Net rental expense, primarily relating to aircraft leases, totaled approximately $89.2 million, $77.9 million, and $72.4 million for the years ended December 31, 2002, 2001 and 2000, respectively. Included in net rental expense was $0.4 million, $1.2 million, and $0.2 million of sublease rental income for the years ended 2002, 2001, and 2000, respectively. Certain of the Company’s operating leases require rental payments that vary in amount from year to year. The Company accounts for the cost of these leases on a straight-line basis, thereby recognizing rent expense evenly over the lease term. A long-term deferred rent liability is recognized in the consolidated balance sheets to reflect the cumulative to-date difference between rent expense recognized and cash payments made.

WORLD AIRWAYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2002, future annual minimum lease payments (including unpaid contractual rent) for operating leases that have initial or remaining lease terms in excess of one year were as follows (in thousands):

2003	$87,932
2004	72,460
2005	60,935
2006	34,401
2007	25,441
Thereafter	269,815

Total	$550,984

10.    Capital Stock

At December 31, 2002, 11,135,000 shares of Common Stock were reserved for issuance for outstanding convertible debt (4,556,000 shares), stock option plans (4,440,000 shares), warrants (2,000,000 shares), and an employee salary exchange program (139,000 shares).

In 1999, pursuant to amendments to lease agreements for the Company’s MD-11 aircraft, the Company granted warrants to each of two lessors to purchase up to 1,000,000 shares of Common Stock at an exercise price of $2.50 per share. The warrants were vested and fully exercisable at the date of grant. One million warrants expire in August 2004 and the other million expire in March 2005. The per share weighted-average fair value of the warrants was $0.90 on the date of grant using the Black Scholes option-pricing model with the following assumptions: expected dividend yield of 0.0%, risk free interest rate of 5.735%, expected life of 5 years and expected volatility of 78%.

At December 31, 2002, the Company’s outstanding Debentures were convertible into an aggregate of 4,556,000 shares of Common Stock at $8.90 per share, subject to adjustment in certain events.

On August 23, 2002, World Airways was notified by NASDAQ that it was granted a temporary exception from the NASDAQ standards contingent upon certain conditions. In order to meet the requirements of the exception, the Company had to provide information to NASDAQ on its financial results for the nine months ended September 30, 2002 by November 15, 2002. NASDAQ required that the Company show evidence of continued profitability on a net income basis for the quarter ended September 30, 2002, as well as net income from continuing operations of at least $500,000 for the nine month period ended September 30, 2002. By February 17, 2003, the Company had to submit to NASDAQ draft financial statements for the fiscal year ended December 31, 2002 evidencing net income from continuing operations of at least $500,000. The Company has now met these requirements as of September 30, 2002 and December 31, 2002. The Company must also provide NASDAQ with its Form 10-K for the fiscal year ending December 31, 2002 by March 31, 2003. In addition, the Company was given until February 17, 2003 to comply with the minimum bid price requirements. In early 2003, NASDAQ announced its intention to extend the pilot program governing bid price rules. On February 13, 2003, the Company notified NASDAQ of its 2002 earnings and also requested an extension under the new rule requirements for the minimum bid price deficiency. The Company was notified in March 2003 that its common stock would continue to be listed on the Nasdaq SmallCap Market. Further, on or before May 19, 2003, the Company must demonstrate a closing bid price of at least $1.00 per share and immediately thereafter a closing bid price of at least $1.00 for a minimum of ten consecutive trading days. Beginning August 27, 2002, the Company’s stock began trading under the symbol WLDAC. In the event that the Company is deemed to have met the terms of the exceptions, it shall continue to be listed on The NASDAQ SmallCap Market. At that time, the stock will return to its original symbol, WLDA.

WORLD AIRWAYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In February 2000, the Company implemented an 18-month salary exchange program for most of its employees pursuant to which 5,000,000 shares of Common Stock were initially reserved for issuance. Under the program, participating employees exchanged up to 10% of wages for Common Stock on the basis of one share of stock for each $1.19375 of wages exchanged and certain executives exchanged additional amounts on the same basis. The exchange rate was determined from average stock prices coinciding to when the Board of Directors approved the program. The program produced total cash savings of approximately $5.6 million during the 18-month program and resulted in the issuance of approximately 4.9 million shares of Common Stock. Approximately 3,733,000 shares were issued as restricted shares at the beginning of the program. The recipients were able to vote the shares received but were not able to sell the shares until the end of the program. Expense associated with the value of the shares was recognized over the 18-month period. If an employee left the Company during the program, a pro-rata portion of the shares was returned to the Company.

Stock Option Plans

Under a 1995 Stock Option Plan, as amended (the “1995 Plan”), members of the Company’s Board of Directors, employees, and consultants to the Company or its affiliates are eligible to receive stock options. The Company has reserved 3,290,000 shares of Common Stock for issuance under the 1995 Plan. Options expire at the earlier of the stated expiration, which shall not exceed ten years from the date of grant, or one year after the termination of a grantee’s employment with the Company. Options are granted with an exercise price that shall not be less than 85% of the fair market value of the Common Stock on the date of grant. Outstanding options become vested and fully exercisable at various times through October 2010.

Under a Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”), non-affiliate directors are offered options to purchase 10,000 shares of Common Stock, upon election or appointment to the Board of Directors of the Company. The Company has reserved 250,000 shares of Common Stock for issuance under the Directors’ Plan. On the third anniversary of an initial award, the director will be given an option for 5,000 additional shares. Options granted under the Directors’ Plan vest in 36 equal monthly installments following the award, as long as the individual remains a director of the Company. The exercise price for options granted is the average closing price of the Common Stock during the 30 trading days immediately preceding the date of grant.

Under a 1999 Chief Executive Stock Option Plan (the “CEO Plan”), the Chief Executive Officer (the “CEO”) of the Company was granted an option to purchase 900,000 shares of Common Stock at $1.00 per share in conjunction with the CEO’s acceptance of an offer of employment in 1999. The option was granted at fair market value and will expire April 1, 2007. Options became exercisable in increments of 300,000 on December 31, 2000, May 1, 2001, and December 31, 2001.

WORLD AIRWAYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock option activity during the last three years is as follows (in thousands, except per share amounts):

	Number of Options Outstanding	Weighted Average Exercise Price
Balance at December 31, 1999	3,119	$3.30
Granted	1,491	0.85
Forfeited	(696)	6.54

Balance at December 31, 2000	3,914	1.78
Granted	316	1.08
Forfeited	(579)	1.20

Balance at December 31, 2001	3,651	1.81
Granted	353	0.96
Exercised	(11)	0.97
Forfeited	(160)	2.09

Balance at December 31, 2002	3,833	1.73

At December 31, 2002, the range of exercise prices and weighted-average remaining life of outstanding options was $0.51—$12.50 and 4.1 years, respectively. The following table summarizes stock options outstanding and exercisable at December 31, 2002 (in thousands, except per share amounts):

	Outstanding			Exercisable
Range of Exercise Price	Number of Options	Weighted Average Remaining Life Years	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.00— 1.25	2,765	5.1	$0.93	1,932	$0.94
1.26— 2.50	669	1.0	1.51	581	1.47
5.00— 6.25	40	3.3	5.58	40	5.58
6.26— 7.50	274	2.8	7.10	124	7.06
7.51— 8.75	20	1.9	8.63	20	8.63
8.76—10.00	5	0.4	10.00	5	10.00
10.01—11.25	49	0.4	10.95	29	10.91
11.26—12.50	11	0.5	12.06	11	12.06

	3,833			2,742

At December 31, 2002, 2001 and 2000, the number of options exercisable was 2,742,000, 2,303,000, and 1,227,000, respectively, and the weighted-average exercise price of the options was $1.61, $1.79, and $2.59, respectively.

WORLD AIRWAYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.    Employee Benefit Plans

The World Airways’ Crewmembers Target Benefit Plan is a defined contribution plan covering cockpit crewmembers with contributions based upon wages, as defined. It is a tax-qualified retirement plan under Section 401(a) of the Internal Revenue Code of 1986, as amended (the “Code”). Pension expense for the Target Benefit plan totaled $2.5 million, $2.1 million, and $1.4 million for the years ended December 31, 2002, 2001 and 2000, respectively.

The Company also sponsors a Crewmembers Deferred Income Plan. It is a tax-qualified retirement plan under Section 401(k) of the Code. Under the plan, crewmembers may elect to invest salary deferrals of up to $11,000 or 25% of their salary in selected investment funds. The Company does not make any contributions to the plan.

The Company’s flight attendants participate in a pension plan maintained by the International Brotherhood of Teamsters (“Teamsters”). Pension contributions made to the Teamsters on behalf of the flight attendants totaled $0.6 million, $0.7 million, and $0.5 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Under the Company’s 401(k) Plan, employees may elect to invest salary deferrals of up to $11,000 or 25% of their salary in selected investment funds. The Company contributes matching funds to the 401(k) Plan equal to 33% of participants’ voluntary deferrals up to 10%. The Company expensed approximately $0.1 million during 2002 and $0.2 million during both 2001 and 2000 for its contribution to the 401(k) Plan.

The Company has a profit sharing bonus plan (the “Profit Sharing Plan”) for its cockpit crewmembers and flight attendants pursuant to agreements with the unions representing the two groups. It is not a tax-qualified plan under the Code. Distributions under the Profit Sharing Plan are equal to 20% of earnings, as defined, subject to an annual limitation of 10% of the total annual aggregate compensation of World Airways employees participating in the Profit Sharing Plan in that year. In 2002, the Company accrued $0.6 million for this Profit Sharing Plan, with a distribution to be made in 2003. No distributions were made for 2000 and 2001.

World Airways’ cockpit crewmembers and eligible dependents are covered under a post-retirement health care benefits plan to age 65. The Company accrues for the cost of health benefits in accordance with FAS No. 106 but funds the benefit costs on a pay-as-you-go (cash) basis.

A summary of the net periodic post-retirement benefit costs is as follows (in thousands):

	Year Ended December 31,
	2002	2001	2000
Service cost	$260	$193	$148
Interest cost on accumulated post-retirement benefit obligation	212	171	141
Net amortized (gain) loss	88	106	61

Net periodic post-retirement benefit cost	$560	$470	$350

WORLD AIRWAYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The reconciliation of the accumulated post-retirement benefit obligation was as follows (in thousands):

	2002	2001
Accumulated post-retirement benefit obligation, beginning of year	$3,142	$2,450
Service cost	260	193
Interest cost	212	171
Benefits paid	(164)	(281)
Actuarial loss	341	609

Accumulated post-retirement benefit obligation, end of year	$3,791	$3,142

The reconciliation of the accrued post-retirement benefits as of year-end was as follows (in thousands):

	2002	2001
Unfunded status	$3,792	$3,142
Unrecognized net gain	(557)	(281)

Accrued post-retirement benefits	$3,235	$2,861

The assumed discount rate used to measure the accumulated post-retirement benefit obligation for 2002 and 2001 was 6.5% and 7.00%, respectively. The medical cost trend rate in 2002 was 10% trending down to an ultimate rate in 2014 and beyond of 5%. A one percentage point increase in the assumed health care cost trend rates for each future year would have increased the aggregate of the service and interest cost components of 2002 net periodic post-retirement benefit cost by $49,000 and would have increased the accumulated post-retirement benefit obligation as of December 31, 2002 by $294,000. A one percentage point decrease in the assumed health care cost trend rates for each future year would have decreased the aggregate of the service and interest cost components of 2002 net periodic post-retirement benefit cost by $43,000 and would have decreased the accumulated post-retirement benefit obligation as of December 31, 2002 by $262,000.

12.    Income Taxes

There was no income tax expense or benefit for the years ended December 31, 2002, 2001 and 2000.

Income tax expense attributable to earnings (loss) before cumulative effect of accounting change differed from the statutory income tax rate as a result of the following (in thousands):

	Years Ended December 31,
	2002	2001	2000
Expected Federal income tax (benefit) at the statutory rate	$694	$(8,853)	$(1,074)
Change in valuation allowance for deferred tax assets	(1,600)	8,074	108
Other:
Meals and entertainment	833	998	790
Other	73	(219)	176

Income tax expense	$—	$—	$—

WORLD AIRWAYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31 are as follows (in thousands):

	2002	2001
Deferred tax assets:
Net operating loss carryforward	$23,654	$26,032
Recognition of sale/leaseback gains	1,368	2,134
Accrued maintenance in excess of reserves paid	—	32
Accrued post-retirement benefit obligation	1,132	1,001
Compensated absences	1,283	854
Deferred rent	4,976	4,568
Allowance for doubtful accounts receivable	89	473
Alternative minimum tax credit carryforward	2,789	2,789
Other	856	174

Gross deferred tax assets	36,147	38,057
Less: valuation allowance	27,143	28,743

Net deferred tax assets	9,004	9,314
Deferred tax liabilities:
Property and equipment	9,004	9,314

Net deferred income taxes	$—	$—

The net changes in the total valuation allowance for the years ended December 31, 2002 and 2001 were due to the generation or expiration of net operating loss (“NOL”) carryforwards and the realization of other deferred tax assets and liabilities. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income (including reversals of deferred tax liabilities) during the periods in which those temporary differences will become deductible. Management believes it is not likely that all of the deferred tax assets will be realized.

The availability of NOL carryforwards and alternative minimum tax credits carryforwards to reduce the Company’s future federal income tax liability is subject to limitations under Section 382 of the Code. Generally, these limitations restrict the availability of NOL carryforwards upon certain changes in stock ownership by five percent shareholders which, in aggregate, exceed 50 percentage points in value in a three-year period (“Ownership Change”).

The Company experienced an Ownership Change on July 17, 2000 primarily due to vesting of restricted shares that were issued in February 2000 under the Company’s Employee Salary Exchange Program and the liquidation of WorldCorp, Inc. in July 2000.

WORLD AIRWAYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2002, the Company had NOL carryforwards for federal income tax purposes of $67.6 million. A substantial portion of this amount, approximately $47.8 million, is subject to a $343,000 annual limitation resulting from the 2000 Ownership Change. Subsequent ownership changes, if any, would impose additional limitations on the Company’s NOL carryforwards. The Company’s NOL’s expire as follows (in millions):

2007	$17.5
2008	5.3
2009	17.3
2011	2.2
2018	7.1
2019	4.5
2020	4.0
2021	9.7

$67.6

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

Information concerning the classification of the Company’s revenues comprising 10% or more of total operating revenues is presented in the following table (in millions):

	Years Ended December 31,
	2002	2001	2000
Passenger Charter Operations	$306.5	$279.2	$210.1
Cargo Charter Operations	76.0	37.3	53.0

Information concerning customers for years in which their revenues comprised 10% or more of the Company’s operating revenues is presented in the following table (in thousands):

	Years ended December 31,
	2002	2001	2000
U.S. Air Force (“USAF”) Air Mobility Command	$277,573	$203,787	$113,323
Renaissance Tours (“Renaissance”)	—	—	36,862

U.S. Air Force.    The Company has provided air transportation services, principally on an international basis, to the USAF since 1956. In exchange for requiring pledges of aircraft to the Civil Reserve Aircraft Fleet (“CRAF”) for use in times of national emergency, the USAF grants awards to CRAF participants for peacetime transportation of personnel and cargo.

WORLD AIRWAYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The USAF awards points to air carriers acting alone or through teaming arrangements in proportion to the number and type of aircraft made available to CRAF. The Company utilizes teaming arrangements to maximize the value of potential awards. The USAF grants fixed awards for transportation to CRAF participants. These fixed awards (also referred to as “basic” awards) provide for known and determinable amounts of revenue to be received during the contract period, which runs from October 1st to September 30th, in exchange for air transportation services. In addition, CRAF participants may be awarded additional revenue during the contract period for air transportation services required beyond those specified in the fixed awards. The Company refers to this additional revenue as “expansion” revenue.

The following table shows original contract awards, which run from October 1st through September 30th, and actual revenue from the USAF for each of the last three fiscal years (in millions):

	2002	2001	2000
Original Contract Award (year ended September 30th)	$175.0	$127.0	$27.0

Basic passenger revenue earned	$125.3	$121.5	$63.5
Expansion passenger revenue earned	141.5	79.8	49.8
Cargo basic and expansion revenue earned	10.8	2.5	—

Total revenue earned	$277.6	$203.8	$113.3

The original contract award for the year beginning October 1, 2002 and ending September 30, 2003 is $120.0 million, which includes basic flying of $75.0 million, expansion flying of $37.0 million and cargo flying of $8.0 million. For only the second year, the USAF has incorporated expansion flying into the contract, and this allows the Company to preplan and utilize its aircraft fleet and crews more efficiently. The Company also will receive additional expansion business during the fiscal year 2003 contract period for less predictable flying and other short notice requirements. In February 2003, the USAF activated Stage I of the CRAF program to support the U.S. military. At the present time, the USAF is utilizing passenger aircraft only under Stage I of the CRAF program, in order to meet increased airlift needs for U.S. troop movement. The Company, however, cannot determine how future military spending budgets, airlift requirements, national security considerations for a continued strong and balanced CRAF and teaming arrangements will combine to affect future business with the USAF.

Sonair.    In November 2000, the Company began operating regular private charter air service for Sonair between Houston, Texas and Luanda, Angola. Sonair is a subsidiary of Angola’s National Oil Company, SONANGOL. This charter air service supports Angola’s developing petroleum industry. The contract provides for two additional one-year renewal options, which could extend the contract through December 31, 2004, at $22.7 million per year, resulting in total potential revenue of approximately $45 million. Sonair and the Company are currently in the process of negotiating on terms related to the first one-year contract extension. In 2003, the Company began flying a third flight for Sonair between Houston, Texas and Malabo, Equatorial Guinea.

Emery.    The Company has provided an MD-11F freighter aircraft to Emery Air Freight Corporation since October 1998. The program for the aircraft, which has been extended through December 2003, primarily operates five days per week flying round trip between Dayton, Ohio and Brussels, Belgium. The Company provided additional ad hoc cargo service with its DC-10-30 aircraft for Emery during fiscal 2002. In addition, the Company contracted with Emery to operate a DC-10-30 five days per week through December 2003, flying round trip between Dayton, Ohio and Los Angeles, California.

Garuda.    The Company has flown for Garuda periodically since 1973. The Company operated zero, three and four aircraft for Garuda during the 2002, 2001 and 2000 Hadj pilgrimages. The Company did not provide

WORLD AIRWAYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Hadj airlift services in 2002 because of weakened demand and various security considerations due to the September 11th events. The Company also did not provide Hadj airlift services in 2003.

Renaissance.    The Company flew one aircraft for Renaissance from August 1999, providing exclusive air service to Europe from New York, until the agreement was mutually terminated in late 2000.

The classification between domestic and export revenues is based on entity definitions prescribed in the economic regulations of the Department of Transportation. Information concerning the Company’s export revenues is presented in the following table (in thousands):

	Years Ended December 31,
	2002	2001	2000
Operating Revenues:
Domestic	$344,170	$258,735	$218,887
Export—Indonesia	—	17,651	22,248
—Angola	22,325	26,300	—
—Hong Kong	10,310	—	—
—Other	7,684	15,180	22,898

Total	$384,489	$317,866	$264,033

14.    Related Party Transactions

In 2001, the Company relocated its corporate headquarters to Peachtree City, Georgia. Hollis L. Harris, World Airways’ Chairman and CEO, is a principal in the company that owns the building, for which the Company signed a lease for a 15-year term beginning May 1, 2001. Obligations for rent under the lease aggregating $15.2 million at December 31, 2002 are included with future annual minimum lease payments for operating leases in Note 9. The Company incurred $1.3 and 0.8 million of rental expense in 2002 and 2001, respectively, under the lease.

See Note 4 for information about the Company’s transactions with Naluri and MAS.

15.    Commitments and Contingencies

The Company’s flight attendants, approximately 42% of the Company’s employees, who are represented by the International Brotherhood of Teamsters, are subject to a four-year collective bargaining agreement that became amendable July 1, 2000. In January 2002, the Company announced that it was requesting formal mediation assistance from the National Mediation Board to advance negotiations with its flight attendants. The Company concluded that mediation was needed, although the Teamsters union declined to join the application. In December 2002, the flight attendant union rejected the contract proposal that was put out for a vote in November 2002. In January 2003, the Company and the union signed a Letter of Agreement that restarted the negotiation process and also provided flight attendants some additional medical coverage for a six-month period while negotiations were in process. The Company expects no impact on daily operations and will continue to work with the Teamsters to find a resolution through the National Mediation Board. In 1994, the Company’s flight attendants argued that the “scope clause” of the collective bargaining agreement was violated by the Company’s use of foreign flight attendant crews on the Company’s flights for Garuda Indonesia which had historically been the Company’s operating procedure. In contracts with certain customers, the Company is obligated to permit its customers to deploy their own flight attendants. While the arbitrator in this matter denied in 1997 the Union’s request for back pay to affected flight attendants for flying relating to the 1994 Hadj, the

WORLD AIRWAYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

arbitrator concluded that the Company’s contract with its flight attendants requires the Company to first actively seek profitable business opportunities that require using the Company’s flight attendants, before the Company may accept wet lease business opportunities that use the flight attendants of the Company’s customers. Since 1997, the flight attendants have filed a number of similar “scope clause” grievances with respect to other wet-lease contracts and in 2001 they filed another “scope clause” grievance with respect to the 2001 Garuda Hadj agreement. An adverse decision on one or more of the grievances could have a material adverse impact on the financial condition or results of operations of World Airways.

A claim has been filed in the 19th Civil Court District Court, Frankfurt, Germany, against the Company by a tour operator seeking approximately $3.5 million in compensation related to the cancellation of a summer program in 1996. The Company believes it has substantial defenses to this action, although no assurance can be given of the eventual outcome of this litigation. Because of the uncertain outcome of this action, no amounts have been accrued in the consolidated financial statements.

Miami-Dade County is currently investigating and remediating various environmental conditions at the Miami International Airport (MIA). During the second quarter of 2001, the County filed a lawsuit against seventeen (17) defendants, which does not currently include World Airways, in an attempt to recover its past and future clean-up costs. This claim has been filed in the Florida Circuit Court for the 11th Judicial District in Dade County Florida. In addition to the seventeen (17) defendants named in the lawsuit, 243 other agencies and companies that were prior tenants at MIA (potentially responsible parties “PRP”), including World Airways, were issued letters advising of the lawsuit and indicating that any PRP’s could be named as additional defendants in the future depending upon a determination as to the levels of contamination and the extent to which any PRP may have contributed to any alleged contamination. At this point certain PRP’s, including World Airways, have joined a joint defense group to respond to the County’s inquiries and investigation of the PRP’s. This Group is conducting preliminary investigations of the site in question to determine each PRP’s potential exposure. This process is ongoing and the potential exposure of World Airways has yet to be determined.

In addition, World Airways is party to routine litigation and administrative proceedings incidental to its business, none of which is believed by the Company to be likely to have a material adverse effect on the financial condition and results of operations of the Company.

In 1993, the Company returned certain DC-10-30 aircraft to the lessor. As a result of this early lease termination, the Company is responsible, until 2004 for one aircraft and 2005 for the second aircraft, for one-third of any deficit in rent incurred in future leases of the aircraft, up to $100,000 monthly per plane, with an overall combined cap. The Company’s remaining contingent liability related to this matter approximates $866,000.

WORLD AIRWAYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.    Valuation and Qualifying Accounts (in thousands)

	Allowance for Doubtful Accounts	Valuation Allowance for Deferred Tax Assets
Balance at December 31, 1999	$1,848	$30,419
Additions charged to expense	—	—
Amounts charged to allowance	(1,517)	(9,164)

Balance at December 31, 2000	331	21,255
Additions charged to expense	1,019	—
Amounts credited to allowance	—	7,218

Balance at December 31, 2001	1,350	28,473
Additions charged to expense	—	—
Amounts charged to allowance	(1,095)	(1,330)

Balance at December 31, 2002	$255	$27,143

17. Unaudited Quarterly Results

The results of the Company’s quarterly operations (unaudited) for 2002 and 2001 are as follows (in thousands except share data):

	Quarter Ended
	Mar 31	Jun 30	Sep 30	Dec 31
2002
Operating revenues	$88,039	$88,399	$107,923	$100,128
Operating income (loss)	6,252	3,080	2,773	(4,983)
Net earnings (loss)	4,928	2,020	1,884	(6,791)

Basic earnings (loss) per common share	0.45	0.18	0.17	(0.61)

Diluted earnings (loss) per common share	0.37	0.18	0.17	(0.61)

2001
Operating revenues	$73,769	$76,579	$85,187	$82,331
Operating loss	(8,639)	(7,139)	(1,690)	(3,261)
Net loss	(10,144)	(9,193)	(2,315)	(4,385)

Basic and diluted loss per common share	(0.97)	(0.85)	(0.21)	(0.40)

The sum of the four quarterly earnings (loss) per share amounts may not agree with the earnings (loss) per share amounts for the full year due to the fact that the full year calculation uses a 12-month weighted average number of shares.

The fourth quarter of 2002 included three non-routine transactions that had an impact on financial results:

•	Returning to the federal government $2.0 million of grant funds received under the Stabilization Act.

•

Recording a $1.7 million liability for estimated losses based on contractual lease costs (reduced by estimated sub-lease rentals) that will continue to be incurred for the remaining term of the Company’s lease agreement for office space at its former headquarters in Herndon, Virginia. After relocating its headquarters to Peachtree

WORLD AIRWAYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

City, Georgia in 2001, the Company sublet its Herndon office space to a tenant that did not make timely rental payments in 2002.

•	Recording a $0.8 million receivable due from a lessor related to unused maintenance reserves.

The fourth quarter of 2001 included the benefit of a $5.1 million grant under the Stabilization Act, offset by $1.2 million of charges for write-offs of deposits and prepaid expenses resulting from disputes with vendors.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

World Airways, Inc.:

We have audited the accompanying consolidated balance sheets of World Airways, Inc. and subsidiary (“World Airways”) as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders’ deficiency and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of World Airways’ management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of World Airways as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, effective January 1, 2000, World Airways changed its method of accounting for certain aircraft maintenance costs.

KPMG LLP

McLean, Virginia

March 11, 2003

Item 9.    Ch anges In and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Directors

The Company incorporates herein by reference the information concerning directors contained in its Notice of Annual Stockholder’s Meeting and Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year (the “2003 Proxy Statement”).

Executive Officers

The following table sets forth the names and ages of all executive officers of the Company and all positions and offices within the Company presently held by such executive officers:

Hollis L. Harris	71	Chairman of the Board and Chief Executive Officer
John E. Ellington	68	President and Chief Operating Officer
Gilberto M. Duarte, Jr.	58	Chief Financial Officer
Randy J. Martinez	47	Executive Vice President—Marketing and Administration
Cindy M. Swinson	45	General Counsel and Secretary
Charles H.J. Addison	42	Executive Vice President—Operations

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

John E. Ellington rejoined the Company as Chief Operating Officer in January 2002 and now holds the title of President and Chief Operating Officer. Mr. Ellington had previously served as the Company’s Vice President of Operations and Deputy Chief Operating Officer from June 1999 to September 2000. In September 2000, Mr. Ellington founded MidSouth Aviation, an aviation consulting firm for medium sized airports and small corporations. From December 1995 through April 1997, Mr. Ellington held the positions of Vice President of Flight Operations, Director of Flight Operations and Director of Flight Standards and Training for American Trans Air. In addition, Mr. Ellington’s experience includes more than 30 years with Delta Air Lines, where he held such positions as Chief Pilot, Chief Line Check Airman, and Manager of Flight Training.

Gilberto M. Duarte, Jr. serves as Chief Financial Officer. He joined the Company in August 1998 as Vice President and Controller and was named Chief Financial Officer, effective December 1998. Mr. Duarte’s career spans 30 years in the airline industry having held positions with Eastern Airlines as Division Controller and Vice President of Airport Operations. From 1992-1995, he served as Executive Vice President of Universal Aviation Services. From 1995-1997, he served as Executive Vice President of BWIA International, based in Trinidad & Tobago. Prior to joining World Airways, Gil served as President for Inktel Marketing from 1997-1998.

Randy J. Martinez became Executive Vice President, Marketing & Administration in June 2002. He joined the airline in October 1998 as the Director of Crew Resources and was later appointed to be the Special Assistant to the Chairman in May 1999. In August 1999, he was named the Chief Information Officer of World Airways. Mr. Martinez came to World after a distinguished 21-year career with the United States Air Force (Colonel retired and Command Pilot). Prior to his leaving the military, he was the Principal Advisor to the Chief of Staff of the North Atlantic Treaty Organization’s (NATO) senior-most Strategic Planning Staff. Mr. Martinez also served as the Senior Aide-de-Camp to the Chairman of the Joint Chiefs of Staff at the Pentagon, Commander of the 457th Airlift Squadron at Andrews Air Force Base (AFB) in Maryland and Chief of the Wing Standardization & Evaluation Division in DESERT STORM for C-130’s. He is a combat experienced pilot and decorated officer.

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

Charles H.J. Addison became the Executive Vice President, Operations of World Airways in June 2002. He joined the Company in May 1988 as Supervisor, Revenue Accounting and in June 1989 moved into a Financial Analyst position. He was promoted to Director, Materials Services in February 1992 and held this position for seven years. Between January 1999 and April 2001, Charlie held two other Director positions—Director, Material and Scheduled Service Administration and Director, Contracts and Purchasing. In April 2001, Charlie was appointed to Senior Director, Strategic Planning and Contracts. Charlie’s current position as Executive Vice President, Operations is responsible for managing the Technical Services, Customer Services, Flight Operations, In-flight Services and Travel Departments. He holds a Bachelor’s degree in Business and Accounting from Elon University, and is qualified as a Certified Public Accountant in the state of Virginia.

Beneficial Ownership Reporting

The Company incorporates herein by reference the information required by Item 405 of Regulation S-K contained in its 2003 Proxy Statement.

Item 11.    Executive Compensati on

The Company incorporates herein by reference the information concerning executive compensation contained in the 2003 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners a nd Management

The Company incorporates herein by reference the information concerning security ownership of certain beneficial owners and management contained in the 2003 Proxy Statement.

Equity Compensation Plans

The following table provides information as of December 31, 2002 regarding compensation plans under which equity securities of the Company are authorized for issuance.

Equity Compensation Plan Information

Plan Category	Number of Securities To Be Issued Upon Exercise of Options, Warrants and Rights	Weighted Average Exercise Price of Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity Compensation Plans Approved by Security Holders	2,822,920	$1.77	467,080

Equity Compensation Plans Not Approved by Security Holders	3,010,000	$2.19	2,140,000

Total	5,832,920	$1.99	2,607,080

See Note 10 to the Consolidated Financial Statements for information regarding the material features of the above plans. Each of the above plans provides that the number of shares with respect to which options may be granted, and the number of shares of Common Stock subject to an outstanding option shall be proportionately adjusted in the event of a subdivision or consolidation of shares or the payment of a stock dividend on Common Stock, and the purchase price per share of outstanding options shall be proportionately revised.

Item 13.     Certain Relationships and Related Transactions

The Company incorporates herein by reference the information concerning certain relationships and related transactions contained in the 2003 Proxy Statement.

Item 14.    Controls and Procedures

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

Item 15.    Principal Accountant Fees and Services

The Company incorporates herein by reference the information concerning principal accountant fees and services contained in the 2003 Proxy Statement.

PART IV

Item 16.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

The following financial statements of World Airways, Inc. are filed herewith:

–	Consolidated Balance Sheets, December 31, 2002 and 2001

–	Consolidated Statements of Operations, Years Ended December 31, 2002, 2001 and 2000

–	Consolidated Statements of Changes in Stockholders’ Deficiency, Years Ended December 31, 2002, 2001 and 2000

–	Consolidated Statements of Cash Flows, Years Ended December 31, 2002, 2001 and 2000

–	Notes to Consolidated Financial Statements

–	Independent Auditors’ Report

(2)	Financial Statement Schedules

NOTE:	All schedules are omitted because the requisite information is either presented in the financial statements or notes thereto or is not present in amounts sufficient to require submission of the schedules.

(3)	Index to Exhibits

No.	Description	Page

3.1	Amended and Restated Certificate of Incorporation, as amended

3.2	Amended and Restated Bylaws (Exhibit 3.2 to the Company’s Registration Statement on Form S-1, Commission file no. 33-95488, filed August 8, 1995)	*

4.1	Article IV of the Amended and Restated Certificate of Incorporation and Section 6 of the Amended and Restated Bylaws (see Exhibits 3.1 and 3.2)	*

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

*

4.5	Indenture between the Company and First Union National Bank, as Trustee (Exhibit 4.1 to the Company’s Registration Statement on Form S-3, Commission file no. 333-39673, filed November 6, 1997)	*

4.6

Form of 8% Convertible Senior Subordinated Debenture due 2004, included in the Indenture (Exhibit 4.1 to the Company’s Registration Statement on Form S-3, Commission file no.

333-39673, filed November 6, 1997)

*

4.7

Registration Rights Agreement among the Company and the Initial Purchasers of the Debentures (Exhibit 4.3 to the Company’s Registration Statement on Form S-3, Commission file no.

333-39673, filed November 6, 1997)

*

No.	Description	Page

4.8

Purchase Agreement among the Company and the Initial Purchasers of the Debentures (Exhibit 4.4 to the Company’s Registration Statement on Form S-3, Commission file no. 333-39673, filed November 6, 1997)

*

10.1

First Amendment to Second Restated and Amended Accounts Receivable Management and Security Agreement dated August 8, 2001 between the Company and BNY Financial Corporation. (Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed April 1, 2002)

*

10.2	Third Amended and Restated Employment Agreement dated June 1, 2002 between Hollis L. Harris and the Company	+

10.3	Employment Agreement dated June 1, 1999 between Andrew Gilbert Morgan, Jr. and the Company (Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2000)	*+

10.4	Amendment One to the Employment Agreement dated May 1, 2001 between Andrew Gilbert Morgan, Jr. and the Company (Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed April 1, 2002)	*+

10.5	Agreement and General Release dated January 8, 2002 between Andrew Gilbert Morgan, Jr. and the Company (Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed April 1, 2002)	*+

10.6	Amended and Restated Employment Agreement dated January 22, 1999 between Gilberto. M. Duarte, Jr. and the Company (Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q filed May 10, 1999)	*+

10.7	Amendment Two to the Employment Agreement dated May 1, 2001 between Gilberto. M. Duarte, Jr. and the Company (Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed April 1, 2002)	*+

10.8	Employment Agreement dated September 1, 1999 between Randy J. Martinez and the Company (Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed March 23, 2001)	*+

10.9	Amendment One to the Employment Agreement dated May 1, 2001 between Randy J. Martinez and the Company (Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed April 1, 2002)	*+

10.10	Employment Agreement dated September 1, 1999 between Cathy Sigalas and the Company (Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed March 23, 2001)	*+

10.11	Terms of Contract Termination between Cathy Sigalas and the Company (Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed April 1, 2002)	*+

10.12	Employment Agreement dated January 16, 2002 between Cindy Swinson and the Company (Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed April 1, 2002)	*+

10.13	Form of Indemnification Agreement with Directors and Executive Officers (Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed April 1, 2002)	*+

10.14	Lease Agreement dated October 13, 2000, between Air Eagle Holdings, LLC as Landlord and World Airways, Inc. as Tenant (Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed April 1, 2002)	*

10.15

Amendment One to the Lease Agreement dated April 18, 2001, between Air Eagle Holdings, LLC as Landlord and World Airways, Inc., as Tenant (Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed April 1, 2002)

*

10.16

Escrow Agreement dated October 27, 2000, between Air Eagle Properties, LLC (“Lessor”), World Airways, Inc. (“Lessee”), and Peachtree National Bank (“Lender”). (Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed April 1, 2002)

*

No.	Description	Page

10.17

Restricted Stock Plan for Eligible Employees of World Airways, Inc. including forms for Award Agreements and Stock Option Agreements (Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed April 1, 2002)

*+

10.18	Key Employee Retention Plan (Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed April 1, 2002)	*+

10.19

Amended and Restated World Airways, Inc. 1995 Stock Option Plan, including forms for Award Agreements and Stock Option Agreements (Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed April 1, 2002)

*+

10.20	The World Airways, Inc. 1999 Chief Executive Stock Option Plan (Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed April 1, 2002)	*+

10.21

Loan and Security Agreement dated as of December 12, 2002 among the Company, World Airways Parts Company, LLC, the lenders identified on the signature pages thereof and Foothill Capital Corporation as the arranger and administrative agent for the lenders

10.22	Stock Pledge Agreement dated as of December 12, 2002 between the Company and Foothill Capital Corporation as agent for the lenders

10.23	Trademark Security Agreement dated as of December 12, 2002 between the Company and Foothill Capital Corporation as administrative agent for the lenders

10.24	World Airways Parts Company, LLC Limited Liability Company Agreement dated as of November 27, 2002

10.25	Support and Management Agreement dated as of December 12, 2002 between the Company and World Airways Parts Company, LLC

10.26

Master Assignment of Inventory dated as of December 12, 2002 by the Company in favor of World Airways Parts Company, LLC entered into pursuant to the Loan and Security Agreement dated as of the same date between the Company, World Airways Parts Company, LLC, the lender parties thereto and Foothill Capital Corporation as the arranger and administrative agent for the lenders

10.27	Employment Agreement dated June 1, 2002 between Charles H. J. Addison and the Company	+

10.28	Employment Agreement dated June 1, 2002 between John E. Ellington and the Company	+

23.1	Consent of Independent Auditors

99.1	Certification Pursuant to 18 U.S.C.§B1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to 18 U.S.C.§B1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference pursuant to Rule 12b-32.

+	Management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K

None

Status of Prior Documents

World Airways’ Annual Report on Form 10-K for the year ended December 31, 2002, at the time of filing with the Securities and Exchange Commission, shall modify and supersede all prior documents filed pursuant to Sections 13, 14, and 15(d) of the Securities Exchange Act of 1934 for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933, as amended, which incorporates by reference such Annual Report on Form 10-K.

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

Name	Title	Date

/s/ HOLLIS L. HARRIS Hollis L. Harris	Chairman and Chief Executive Officer	March 24, 2003

/s/ JOHN E. ELLINGTON John E. Ellington	President and Chief Operating Officer	March 24, 2003

/s/ GILBERTO M. DUARTE, JR. Gilberto M. Duarte, Jr.	Chief Financial Officer	March 24, 2003

/s/ DANIEL J. ALTOBELLO Daniel J. Altobello	Director	March 24, 2003

/s/ A. SCOTT ANDREWS A. Scott Andrews	Director	March 24, 2003

/s/ JOEL H. COWAN Joel H. Cowan	Director	March 24, 2003

/s/ RONALD R. FOGLEMAN Ronald R. Fogleman	Director	March 24, 2003

/s/ WAN MALEK IBRAHIM Wan Malek Ibrahim	Director	March 24, 2003

/s/ RUSSELL L. RAY, JR. Russell L. Ray, Jr.	Director	March 24, 2003

/s/ PETER M. SONTAG Peter M. Sontag	Director	March 24, 2003

/s/ LIM KHENG YEW Lim Kheng Yew	Director	March 24, 2003

CERTIFICATION PURSUANT TO 18 U.S.C. §1350,

AS ADOPTED PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, Gilberto M. Duarte, Jr., Chief Financial Officer of World Airways, Inc (the “Company”), certify pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

1)	I have reviewed this annual report on Form 10-K of World Airways, Inc.

2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6)	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    3/27/2003

/s/ GILBERTO M. DUARTE, JR.
Gilberto M. Duarte, Jr. Chief Financial Officer of World Airways, Inc.

CERTIFICATION PURSUANT TO 18 U.S.C. §1350,

AS ADOPTED PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, Hollis L. Harris, Chairman and Chief Executive Officer of World Airways, Inc (the “Company”), certify pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

1)	I have reviewed this annual report on Form 10-K of World Airways, Inc.

2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

d)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

e)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

f)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

c)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

d)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    3/27/2003

/s/ HOLLIS L. HARRIS
Hollis L. Harris Chairman and Chief Executive Officer of World Airways, Inc.