Form 10-Q
period 2003-03-31
WORLD AIRWAYS INC /DE/
filed 2003-05-14
CIK 949240

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

The number of shares of the registrant’s Common Stock outstanding on April 30, 2003 was 11,077,098.

WORLD AIRWAYS, INC.

MARCH 31, 2003 QUARTERLY REPORT ON FORM 10-Q

ITEM 1. FINANCIAL STATEMENTS

WORLD AIRWAYS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

(in thousands)

	March 31, 2003	December 31, 2002
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents, including restricted cash of $893 at March 31, 2003 and $665 at December 31, 2002	$16,828	$21,504
Accounts receivable, less allowance for doubtful accounts of $255 at March 31, 2003 and December 31, 2002	38,569	28,391
Prepaid expenses and other current assets	6,704	5,569

Total current assets	62,101	55,464

EQUIPMENT AND PROPERTY
Flight and other equipment	75,937	74,868
Equipment under capital leases	9,463	9,463

	85,400	84,331
Less: accumulated depreciation and amortization	43,943	42,475

Net equipment and property	41,457	41,856

LONG-TERM OPERATING DEPOSITS	18,560	18,513

OTHER ASSETS AND DEFERRED CHARGES, NET	1,550	1,429

TOTAL ASSETS	$123,668	$117,262

(Continued)

WORLD AIRWAYS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(continued)

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

(in thousands except share amounts)

	March 31, 2003	December 31, 2002
	(unaudited)
CURRENT LIABILITIES
Notes payable	$13,745	$17,096
Accounts payable	32,608	30,497
Accrued rent	15,004	17,993
Unearned revenue	3,229	976
Accrued maintenance	3,552	2,178
Accrued salaries and wages	11,426	10,000
Accrued taxes	2,320	2,663
Other accrued liabilities	2,080	2,820

Total current liabilities	83,964	84,223

LONG-TERM OBLIGATIONS, NET OF CURRENT MATURITIES	40,545	40,545

OTHER LIABILITIES
Deferred gain from sale-leaseback transactions, net of accumulated amortization of $2,288 at March 31, 2003 and $2,005 at December 31, 2002	3,626	3,909
Accrued post-retirement benefits	3,235	3,235
Deferred rent	14,504	14,217

Total other liabilities	21,365	21,361

TOTAL LIABILITIES	145,874	146,129

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $.001 par value (5,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock, $.001 par value (100,000,000 shares authorized;12,158,341 shares issued; 11,077,098 shares outstanding at March 31, 2003 and December 31, 2002)	12	12
Additional paid-in capital	24,407	24,361
Accumulated deficit	(33,768)	(40,383)
Treasury stock, at cost (1,081,243 shares at March 31, 2003 and December 31, 2002)	(12,857)	(12,857)

Total stockholders’ deficiency	(22,206)	(28,867)

COMMITMENTS AND CONTINGENCIES

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$123,668	$117,262

See accompanying Notes to Condensed Consolidated Financial Statements

WORLD AIRWAYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2003 and 2002

(in thousands except per share data)

(unaudited)

	2003	2002
OPERATING REVENUES
Flight operations	$123,277	$87,616
Other	366	423

Total operating revenues	123,643	88,039

OPERATING EXPENSES
Flight	34,432	25,223
Maintenance	23,220	10,289
Aircraft costs	21,896	21,166
Fuel	21,361	12,177
Flight operations subcontracted to other carriers	92	509
Commissions	4,659	4,083
Depreciation and amortization	1,472	1,189
Sales, general and administrative	8,848	7,151

Total operating expenses	115,980	81,787

OPERATING INCOME	7,663	6,252

OTHER INCOME (EXPENSE)
Interest expense	(1,234)	(1,177)
Interest income	97	135
Other, net	89	(282)

Total other expense	(1,048)	(1,324)

NET EARNINGS	$6,615	$4,928

BASIC EARNINGS PER SHARE
Net earnings	$0.60	$0.45

Weighted average shares outstanding	11,078	10,921

DILUTED EARNINGS PER SHARE
Net earnings	$0.47	$0.37

Weighted average shares outstanding	15,750	15,482

See accompanying Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN STOCKHOLDERS’ DEFICIENCY

Three Months Ended March 31, 2003

(in thousands except share amounts)

(unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock, at Cost	Total Stockholders’ Deficiency
Balance at December 31, 2002	$12	$24,361	$(40,383)	$(12,857)	$(28,867)
Amortization of warrants	—	46	—	—	46
Net earnings	—	—	6,615	—	6,615

Balance at March 31, 2003	$12	$24,407	$(33,768)	$(12,857)	$(22,206)

See accompanying Notes to Condensed Consolidated Financial Statements.

WORLD AIRWAYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2003 and 2002

(in thousands)

(unaudited)

	2003	2002
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$21,504	$19,540

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	6,615	4,928
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	1,472	1,189
Deferred gain recognition	(283)	(536)
Loss on sale of property and equipment	21	—
Other	(75)	73
Provision for doubtful accounts receivable	—	(59)
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Accounts receivable	(10,178)	(3,297)
Deposits, prepaid expenses and other assets	(1,182)	(58)
Accounts payable, accrued expenses and other liabilities	3,987	2,088
Unearned revenue	2,253	(815)

Net cash provided by operating activities	2,630	3,513

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment and property	(1,122)	(560)
Proceeds from disposal of equipment and property	28	353

Net cash used in investing activities	(1,094)	(207)

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in line of credit borrowing arrangement, net	(3,351)	(3,366)
Repayment of debt	—	(467)
Deferral (repayment) of aircraft rent obligations	(2,861)	3,891

Net cash provided (used) by financing activities	(6,212)	58

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,676)	3,364

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$16,828	$22,904

See accompanying Notes to Condensed Consolidated Financial Statements.

WORLD AIRWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Management believes that all adjustments necessary for a fair statement of results have been included in the Condensed Consolidated Financial Statements for the interim periods presented, which are unaudited. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and the results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003.

These interim period Condensed Consolidated Financial Statements and accompanying footnotes should be read in conjunction with the Consolidated Financial Statements contained in World Airways’ Annual Report on Form 10-K for the year ended December 31, 2002.

2.	Earnings per Share

The following table sets forth the computations of basic and diluted earnings per share (in thousands except per share data):

	Three Months Ended March 31, 2003
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Earnings available to common stockholders	$6,615	11,078	$0.60

Effect of Dilutive Securities
Options	—	116
8% convertible debentures	800	4,556

Diluted EPS
Earnings available to common stockholders plus assumed conversions	$7,415	15,750	$0.47

	Three Months Ended March 31, 2002
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Earnings available to common stockholders	$4,928	10,921	$0.45

Effect of Dilutive Securities
Options	—	5
8% convertible debentures	800	4,556

Diluted EPS
Earnings available to common stockholders plus assumed conversions	$5,728	15,482	$0.37

3.	Accounting for Stock-Based Compensation

At March 31, 2003, the Company has three stock-based compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation (in thousands, except share data):

	Quarter Ended March 31,
	2003	2002
Net earnings, as reported	$6,615	$4,928
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(374)	(224)

Pro forma net earnings	6,241	4,704
Earnings per share
Basic—as reported	$0.60	$0.45
Basic—pro forma	$0.56	$0.43
Diluted—as reported	$0.47	$0.37
Diluted—pro forma	$0.45	$0.36

The per share weighted-average fair value of stock options granted during the first quarter of 2003 and 2002 was $0.77 and $0.47, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

	March 31, 2003	March 31, 2002
Expected dividend yield	0%	0%
Risk-free interest rate	3.0%	4.3%
Expected life (in years)	5.5	4.9
Expected volatility	142%	141%

4.	Capital Stock

On or before May 19, 2003, the Company must demonstrate a closing bid price of at least $1.00 per share and immediately thereafter a closing bid price of at least $1.00 for a minimum of ten consecutive trading days to comply with NASDAQ listing criteria. Beginning August 27, 2002, the Company’s stock began trading under the symbol WLDAC. In the event that the Company is deemed to have met the terms of the listing criteria, it shall continue to be listed on The NASDAQ SmallCap Market. At that time, the stock will return to its original symbol, WLDA.

5.	Air Transportation Safety and System Stabilization Act

On April 23, 2003, the Company was granted conditional approval from the Air Transportation Stabilization Board (“ATSB”) for a federal loan guarantee of $27 million. This offer was extended, subject to satisfaction, as determined by the ATSB at its sole discretion, of all of the conditions in the Act and the regulations (14 CFR Part 1300) and the following:

–	Terms must include certain structural and financial enhancements acceptable to the ATSB.

–	Certain issues involving collateral must be resolved.

–	The ATSB must receive additional compensation in amounts and on terms acceptable to the ATSB.

–	Final loan documents, certifications, the warrant and registration rights agreement, and appropriate opinions of counsel, all in form and substance satisfactory to the ATSB, remain to be negotiated by the ATSB. The ATSB may require control rights, representations, warranties, covenants (including, without limitation, covenants relating to the Company’s financial ratios), anti-dilution protections and registration rights in connection with the warrants, and other customary lending provisions which are different from or in addition to those described in the Summary of Indicative Terms and Conditions included in the application. All of the conditions referred to in the Summary of Indicative Terms and Conditions must be satisfied.

The ATSB will continue to perform business and legal due diligence as the transaction progresses and the Company will be working expeditiously with the ATSB to meet the required conditions. The Company plans to use these funds for working capital as well as to support longer-term growth plans. There can be no assurance that the conditions will be met and that this source of financing will be available to the Company.

6.	Sub-lease Obligation

The Company is obligated under an operating lease for office space at its former headquarters in Herndon, Virginia through April 2006. The Company received rental income, sufficient to offset its lease expense through March 2002, after which time no rental income was received. The Company is currently seeking a new sub-lessee for this office space. As a result, the Company recognized a $1.7 million liability at December 31, 2002 for costs that will continue to be incurred, without economic benefit to the Company, over the remaining term of its lease of this office space. During the first quarter of 2003, the Company used $0.4 million of the accrual for lease costs incurred during the quarter. The Company reviewed its estimates and assumptions at March 31, 2003, and determined that an additional $0.4 million should be added to the accrual, resulting in a $1.7 million balance at March 31, 2003. The fair value of the liability was determined based on the remaining lease rentals, reduced by estimated sublease rentals that can be reasonably obtained for the property. The liability is included in other accrued liabilities on the accompanying consolidated balance sheets.

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

The Company’s total obligation at March 31, 2003 under the lease is $4.8 million.

7.	Flight Attendant Negotiations

The Company’s flight attendants, approximately 42% of the Company’s employees, who are represented by the International Brotherhood of Teamsters, are subject to a four-year collective bargaining agreement that became amendable July 1, 2000. In January 2003, the Company and the union signed a Letter of Agreement that restarted the negotiation process and also provided flight attendants some additional medical coverage for a six-month period while negotiations were in process. The Company returned to mediation on April 15, 2003, at the request of the National Mediation Board. After mediation, a contract proposal was presented to the flight attendant union, and the proposal was subsequently rejected by the flight attendant negotiating team. On April 21, 2003, the Company received notification from the National Mediation Board that its case with the flight attendants was put in recess until further notice. This means that mediation efforts will be discontinued indefinitely and the current contract will remain in effect.

8.	Emergency Wartime Supplemental Appropriations Act, 2003

On April 16, 2003, President Bush signed into law the Emergency Wartime Supplemental Appropriations Act, 2003 (the “Act”) which includes distribution of funds to air carriers to offset the increased costs of compliance with new federal safety and security regulations mandated following the events of September 11, 2001. There is also a provision allocating funds to be disbursed specifically for the reimbursement of expenses related to cockpit door reinforcement. As a condition of accepting funds under the Act, the Company was required to enter into a contract limiting executive compensation, as defined in the Act. The Company estimates that it will receive approximately $475,000 related to reimbursement of security expenses, with the first payment in mid-May. The Transportation Security Administration has not yet determined the manner in which funds will be allocated to each air carrier for the expenses related to reinforcing the cockpit doors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Part I, Item 2 of this report should be read in conjunction with Part II, Item 7 of World Airways, Inc. (“World Airways” or the “Company”) Annual Report on Form 10-K for the year ended December 31, 2002. The information contained herein is not a comprehensive management overview and analysis of the financial condition and results of operations of the Company, but rather updates disclosures made in the aforementioned filing.

The Company desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”). Therefore, this report contains forward looking statements that are subject to risks and uncertainties, including, but not limited to, the reliance on key strategic alliances, fluctuations in operating results and other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission. These risks could cause the Company’s actual results for 2003 and beyond to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company.

OVERVIEW

General

For the first quarter of 2003, the Company’s net earnings were $6.6 million compared to net earnings of $4.9 million for the same period in 2002.

The following table provides statistical data, used by management in evaluating the operating performance of the Company, for the quarters ended March 31, 2003 and 2002.

	Quarter Ended March 31,
	2003		2002
Revenue block hours:
Full service passenger	6,178	51%	5,167	59%
Full service cargo	2,985	25%	400	5%
ACMI passenger	1,054	9%	726	8%
ACMI cargo	1,588	13%	2,220	26%
Miscellaneous	251	2%	188	2%

Total	12,056	100%	8,701	100%

Aircraft at quarter-end	17		15
Average available aircraft per day	16.1		15.0
Average daily utilization	8.3		6.4
(block hours flown per day per aircraft)

Significant Customer Relationships

The Company is highly dependent on revenues from the U.S. Air Force (“USAF”). The loss of the USAF as a customer would have a material adverse effect on the Company. The Company’s principal customers, and the percent of revenues from those customers, for the quarter ended March 31, 2003 and 2002 are as follows:

	Quarter Ended March 31,
	2003	2002
USAF	85.6%	77.4%
Sonair Serviceo Aereo (“Sonair”)	5.3%	6.4%
Emery Air Freight Corporation (“Emery”)	5.2%	7.2%

RESULTS OF OPERATIONS

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Operating Revenues. Revenues from operations increased $35.6 million, or 40.4%, to $123.6 million in 2003 from $88.0 million in 2002. The revenue increase in the first quarter of 2003 was due principally to an increase in both military passenger and cargo flying under the contract with the USAF. The increase in revenue resulted from expansion flying and additional revenues from the Civil Reserve Air Fleet activation. Total block hours increased 38.6% and the yield per block hour increased slightly due to more full-service flying.

Operating Expenses. Total operating expenses increased $34.2 million, or 41.8% in 2003 to $116.0 million from $81.8 million in 2002.

Flight operations expenses include all expenses related directly to the operation of the aircraft other than aircraft costs, fuel and maintenance. Also included are expenses related to flight dispatch and flight operations administration. Flight operations expenses increased $9.2 million, or 36.5%, in 2003. This resulted primarily from an increase of $2.7 million in flight communication costs, $2.3 million in pilot crew costs, $2.0 million in landing/security/handling fees, and $1.8 million of flight attendant expenses. These higher costs are directly attributable to increased full-service and cargo flying for the USAF in the first quarter of 2003 compared to the same period in 2002. In addition, the flight operations expenses were higher due to an accrual for estimated contractual profit sharing payments to flight employees for 2003.

Maintenance expenses increased $12.9 million, or 125.7%, in 2003. In the first quarter of 2003, the Company incurred $6.0 million more for engine overhauls than in the 2002 first quarter. Landing gear overhaul expense increased $1.6 million due to two overhauls in the first quarter of 2003, compared to none in the first quarter of 2002. Maintenance reserves and component repairs increased $1.8 and $0.7 million, respectively, due to the 38.6% increase in block hours flown as well as supporting two additional aircraft which were added to the fleet.

Fuel expenses increased $9.2 million, or 75.4%, in 2003 due to higher per-gallon costs as well as more consumption associated with the increase in full service flying. The Company is generally able to pass fuel cost increases through to its customers.

Sales, general and administrative expenses increased $1.7 million, or 23.7% in 2003. The increase was primarily due to an accrual for estimated profit sharing payments to management and administrative employees for 2003, higher travel costs for administrative employees whose job functions are directly affected by the increased volume in flying, and net rental expense for the former office space in Herndon, Virginia, for the first quarter of 2003, whereas in the first quarter of 2002 the Company’s rental expense was offset by sub-lease income.

LIQUIDITY AND CAPITAL RESOURCES

The Company is highly leveraged. At March 31, 2003, the Company’s current assets were $62.1 million and current liabilities were $84.0 million. The ratio of the Company’s current assets to its current liabilities (“current ratio”) was 0.7:1. Also, as of March 31, 2003, the Company had outstanding long-term debt of $40.5 million, that is due in August 2004. In December 2002, the Company hired an outside investment banker to assist in evaluating the Company’s financing options with respect to these convertible bonds. In addition, the Company has significant long-term obligations relating to operating leases for aircraft and spare engines. At March 31, 2003, the loan outstanding under the Loan and Security Agreement (“the Agreement”) with Foothill Capital Corporation (“Foothill”) was $13.7 million and the aggregate amount of outstanding letters of credit was $2.1 million. At March 31, 2003, the Company had a nominal amount of unused availability.

In fiscal 2002 and 2001, the Company paid amounts less than its original contractual aircraft rent obligations under agreements with its lessors that amended the terms of the original aircraft lease agreements to provide for the repayment of the unpaid contractual rent obligations. The accrual for unpaid contractual rent obligations is $14.5 million and is included as accrued rent in the current liabilities section of the Balance Sheet at March 31, 2003. During the remainder of 2003, the Company will repay approximately $6.2 million of this contractual accrued rent obligation.

On April 23, 2003, the Company was granted conditional approval from the Air Transportation Stabilization Board (“ATSB”) for a federal loan guarantee of $27 million. This offer was extended, subject to satisfaction, as determined by the ATSB at its sole discretion, of all of the conditions in the Act and the regulations (14 CFR Part 1300) and the following:

-	Terms must include certain structural and financial enhancements acceptable to the ATSB.

-	Certain issues involving collateral must be resolved.

-	The ATSB must receive additional compensation in amounts and on terms acceptable to the ATSB.

-	Final loan documents, certifications, the warrant and registration rights agreement, and appropriate opinions of counsel, all in form and substance satisfactory to the ATSB, remain to be negotiated by the ATSB. The ATSB may require control rights, representations, warranties, covenants (including, without limitation, covenants relating to the Company’s financial ratios), anti-dilution protections and registration rights in connection with the warrants, and other customary lending provisions which are different from or in addition to those described in the Summary of Indicative Terms and Conditions included in the application. All of the conditions referred to in the Summary of Indicative Terms and Conditions must be satisfied.

The ATSB will continue to perform business and legal due diligence as the transaction progresses and the Company will be working expeditiously with the ATSB to meet the required conditions. The Company plans to use these funds for working capital as well as to support longer-term growth plans. There can be no assurance that the conditions will be met and that this source of financing will be available to the Company.

Although there can be no assurances, World Airways believes that the combination of its existing contracts and additional business which it expects to obtain, along with its existing cash and financing arrangements, will be sufficient to allow the Company to meet its cash requirements related to operating and capital requirements for 2003.

Cash Flows from Operating Activities

Operating activities provided $2.6 million in cash during the three months ended March 31, 2003 compared to providing $3.5 million in the comparable 2002 period. The cash provided in 2003 principally reflects the $6.6 million net earnings offset by a $10.2 million increase in accounts receivable, plus a $ 5.0 million increase in cash due to changes in other operating assets and liabilities, and net non-cash income statement charges of $1.1 million. The cash provided in 2002 is mainly due to the $4.9 million net earnings, net non-cash income statement charges of $0.7 million and a net decrease of $1.2 million in other operating assets and liabilities offset by a $3.3 million increase in accounts receivable.

Cash Flows from Investing Activities

Investing activities used $1.1 million in the first three months of 2003 compared to using $0.2 million in the comparable period of 2002. In both 2003 and 2002, cash was used for the purchase of rotable parts. In 2002, this outflow was partially offset by proceeds form the disposal of equipment and property.

Cash Flows from Financing Activities

Financing activities used $6.2 million in cash for the three months ended March 31, 2003, which was primarily due to a reduction in the amount owed under the Agreement with Foothill of $3.4 million and deferred aircraft rent payments of $2.9 million. For the three months ended March 31, 2002, financing activities provided $58,000 of cash, which was due to deferred aircraft rent obligations of $3.9 million offset by a reduction in the amount owed under the Accounts Receivable Management and Security Agreement with GMAC Commercial Credit, LLC of $3.4 million and debt repayments of $0.5 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Part I, Item 3 of this report should be read in conjunction with Part II, Item 7a of World Airways, Inc. Annual Report on Form 10-K for the year ended December 31, 2002. The information contained herein is not a quantitative and qualitative discussion about market risk the Company faces, but rather updates disclosures made in the aforementioned filing.

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

None

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

Date: May 14, 2003

CERTIFICATION PURSUANT TO 18 U.S.C. §1350,

AS ADOPTED PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, Gilberto M. Duarte, Jr., Chief Financial Officer of World Airways, Inc (the “Company”), certify pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

1)	I have reviewed this quarterly report on Form 10-Q of World Airways, Inc.

2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or fail to state a material fact necessary to make the statements not misleading with respect to the period covered by this quarterly report, in light of the circumstances under which such statements were made;

3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: 05/14/03

/s/ GILBERTO M. DUARTE, JR.
Gilberto M. Duarte, Jr. Chief Financial Officer of World Airways, Inc.

CERTIFICATION PURSUANT TO 18 U.S.C. §1350,

AS ADOPTED PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, Hollis L. Harris, Chairman and Chief Executive Officer of World Airways, Inc (the “Company”), certify pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

1)	I have reviewed this quarterly report on Form 10-Q of World Airways, Inc.

2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or fail to state a material fact necessary to make the statements not misleading with respect to the period covered by this quarterly report, in light of the circumstances under which such statements were made;

3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: 5/14/03

/s/ HOLLIS L. HARRIS
Hollis L. Harris Chairman and Chief Executive Officer of World Airways, Inc.