Form 10-Q
period 2003-06-30
WORLD AIRWAYS INC /DE/
filed 2003-08-14
CIK 949240

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2003

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

The number of shares of the registrant’s Common Stock outstanding on July 31, 2003 was 11,194,098.

WORLD AIRWAYS, INC.

JUNE 30, 2003 QUARTERLY REPORT ON FORM 10-Q

ITEM 1. FINANCIAL STATEMENTS

WORLD AIRWAYS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

(in thousands)

	(unaudited) June30, 2003	December 31, 2002
CURRENT ASSETS
Cash and cash equivalents, including restricted cash of $1,172 at June 30, 2003 and $665 at December 31, 2002	$14,749	$21,504
Accounts receivable, less allowance for doubtful accounts of $287 at June 30, 2003 and $255 at December 31, 2002	43,003	28,391
Prepaid expenses and other current assets	6,043	5,569

Total current assets	63,795	55,464

EQUIPMENT AND PROPERTY
Flight and other equipment	76,106	74,868
Equipment under capital leases	9,463	9,463

	85,569	84,331
Less: accumulated depreciation and amortization	45,082	42,475

Net equipment and property	40,487	41,856

LONG-TERM OPERATING DEPOSITS	18,574	18,513

OTHER ASSETS AND DEFERRED CHARGES, NET	1,526	1,429

TOTAL ASSETS	$124,382	$117,262

(Continued)

WORLD AIRWAYS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(continued)

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

(in thousands except share amounts)

	(unaudited) June 30, 2003	December 31, 2002
CURRENT LIABILITIES
Notes payable	$17,567	$17,096
Accounts payable	22,950	30,497
Accrued rent	11,822	17,993
Unearned revenue	2,911	976
Accrued maintenance	3,065	2,178
Accrued salaries and wages	13,808	10,000
Accrued taxes	2,871	2,663
Other accrued liabilities	3,163	2,820

Total current liabilities	78,157	84,223

LONG-TERM OBLIGATIONS, NET OF CURRENT MATURITIES	40,545	40,545

OTHER LIABILITIES
Deferred gain from sale-leaseback transactions, net of accumulated amortization of $2,571 at June 30, 2003 and $2,005 at December 31, 2002	3,343	3,909
Accrued post-retirement benefits	3,235	3,235
Deferred rent	14,778	14,217

Total other liabilities	21,356	21,361

TOTAL LIABILITIES	140,058	146,129

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $.001 par value (5,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock, $.001 par value (100,000,000 shares authorized; 12,275,341 shares issued; 11,194,098 shares outstanding at June 30, 2003 and 11,077,098 at December 31, 2002)	12	12
Additional paid-in capital	24,544	24,361
Accumulated deficit	(27,375)	(40,383)
Treasury stock, at cost (1,081,243 shares at June 30, 2003 and December 31, 2002)	(12,857)	(12,857)

Total stockholders’ deficiency	(15,676)	(28,867)

COMMITMENTS AND CONTINGENCIES

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$124,382	$117,262

See accompanying Notes to Condensed Consolidated Financial Statements

WORLD AIRWAYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended June 30, 2003 and 2002

(in thousands except per share data)

(unaudited)

	2003	2002
OPERATING REVENUES
Flight operations	$116,014	$87,928
Other	617	471

Total operating revenues	116,631	88,399

OPERATING EXPENSES
Flight	35,541	26,551
Maintenance	19,463	11,480
Aircraft costs	20,852	20,885
Fuel	18,624	13,188
Flight operations subcontracted to other carriers	133	227
Commissions	3,889	4,175
Depreciation and amortization	1,309	1,185
Sales, general and administrative	9,000	7,628

Total operating expenses	108,811	85,319

OPERATING INCOME	7,820	3,080

OTHER INCOME (EXPENSE)
Interest expense	(1,168)	(1,165)
Interest income	93	141
Other, net	(102)	(36)

Total other expense	(1,177)	(1,060)

EARNINGS BEFORE INCOME TAXES	6,643	2,020

INCOME TAXES	250	—

NET EARNINGS	$6,393	$2,020

BASIC EARNINGS PER SHARE
Net earnings	$0.58	$0.18

Weighted average shares outstanding	11,109	10,926
DILUTED EARNINGS PER SHARE
Net earnings	$0.44	$0.18

Weighted average shares outstanding	16,472	15,870

See accompanying Notes to Condensed Consolidated Financial Statements

WORLD AIRWAYS, INC.

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended June 30, 2003 and 2002

(in thousands except per share data)

(unaudited)

	2003	2002
OPERATING REVENUES
Flight operations	$239,291	$175,544
Other	983	894

Total operating revenues	240,274	176,438

OPERATING EXPENSES
Flight Operations	69,973	51,774
Maintenance	42,683	21,769
Aircraft rent and insurance	42,748	42,051
Fuel	39,985	25,365
Flight operations subcontracted to other carriers	225	736
Commissions	8,548	8,258
Depreciation and amortization	2,781	2,374
Sales, general and administrative	17,848	14,779

Total operating expenses	224,791	167,106

OPERATING INCOME	15,483	9,332

OTHER INCOME (EXPENSE)
Interest expense	(2,402)	(2,342)
Interest income	190	276
Other, net	(13)	(318)

Total other expense	(2,225)	(2,384)

EARNINGS BEFORE INCOME TAXES	13,258	6,948

INCOME TAXES	250	—

NET EARNINGS	$13,008	$6,948

BASIC EARNINGS PER SHARE
Net earnings	$1.17	$0.64

Weighted average shares outstanding	11,093	10,922
DILUTED EARNINGS PER SHARE
Net earnings	$0.91	$0.55

Weighted average shares outstanding	15,995	15,609

See accompanying Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN STOCKHOLDERS’ DEFICIENCY

Six Months Ended June 30, 2003

(in thousands except share amounts)

(unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock, at Cost	Total Stockholders’ Deficiency
Balance at December 31, 2002	$12	$24,361	$(40,383)	$(12,857)	$(28,867)
Amortization of warrants	—	92	—	—	92
Exercise of 117,000 Stock Options	—	91	—	—	91
Net earnings	—	—	13,008	—	13,008

Balance at June 30, 2003	$12	$24,544	$(27,375)	$(12,857)	$(15,676)

See accompanying Notes to Condensed Consolidated Financial Statements.

WORLD AIRWAYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2003 and 2002

(in thousands)

(unaudited)

	2003	2002
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$21,504	$19,540

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	13,008	6,948
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	2,781	2,374
Deferred gain recognition	(566)	(1,072)
Loss on sale of property and equipment	161	396
Other	(5)	(79)
Provision for doubtful accounts receivable	32	(118)
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Accounts receivable	(14,644)	576
Deposits, prepaid expenses and other assets	(535)	(193)
Accounts payable, accrued expenses and other liabilities	(1,948)	(3,211)
Unearned revenue	1,935	650

Net cash provided by operating activities	219	6,271

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment and property	(1,588)	(1,028)
Proceeds from disposal of equipment and property	15	117

Net cash used in investing activities	(1,573)	(911)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in line of credit borrowing arrangement, net	471	(7,181)
Repayment of debt	—	(864)
Proceeds from exercise of stock options	91	11
Deferral (repayment) of aircraft rent obligations	(5,963)	7,272

Net cash used in financing activities	(5,401)	(762)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,755)	4,598

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$14,749	$24,138

See accompanying Notes to Condensed Consolidated Financial Statements

WORLD AIRWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Management believes that all adjustments necessary for a fair statement of results have been included in the Condensed Consolidated Financial Statements for the interim periods presented, which are unaudited. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and the results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003.

These interim period Condensed Consolidated Financial Statements and accompanying footnotes should be read in conjunction with the Consolidated Financial Statements contained in World Airways’ Annual Report on Form 10-K for the year ended December 31, 2002.

2.	Earnings per Share

The following table sets forth the computations of basic and diluted earnings per share (in thousands except per share data):

	Three Months Ended June 30, 2003
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Earnings available to common stockholders	$6,393	11,109	$0.58

Effect of Dilutive Securities
Options	—	807
8% convertible debentures	809	4,556

Diluted EPS
Earnings available to common stockholders plus assumed conversions	$7,202	16,472	$0.44

	Three Months Ended June 30, 2002
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Earnings available to common stockholders	$2,020	10,926	$0.18

Effect of Dilutive Securities
Options	—	388
8% convertible debentures	809	4,556

Diluted EPS
Earnings available to common stockholders plus assumed conversions	$2,829	15,870	$0.18

	Six Months Ended June 30, 2003
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Earnings available to common stockholders	$13,008	11,093	$1.17

Effect of Dilutive Securities
Options	—	346
8% convertible debentures	1,608	4,556

Diluted EPS
Earnings available to common stockholders plus assumed conversions	$14,616	15,995	$0.91

	Six Months Ended June 30, 2002
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Earnings available to common stockholders	$6,948	10,922	$0.64

Effect of Dilutive Securities
Options	—	131
8% convertible debentures	1,608	4,556

Diluted EPS
Earnings available to common stockholders plus assumed conversions	$8,556	15,609	$0.55

3.	Accounting for Stock-Based Compensation

At June 30, 2003, the Company has three stock-based compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation (in thousands, except share data):

	Quarter Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net earnings, as reported	$6,393	$2,020	$13,008	$6,948
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(214)	(230)	(590)	(454)

Pro forma net earnings	6,179	1,790	12,418	6,494
Earnings per share
Basic—as reported	$0.58	$0.18	$1.17	$0.64
Basic—pro forma	$0.56	$0.16	$1.12	$0.59
Diluted—as reported	$0.44	$0.18	$0.91	$0.55
Diluted—pro forma	$0.42	$0.16	$0.88	$0.52

The per share weighted-average fair value of stock options granted during the second quarter of 2002 was $1.12 (no stock options were granted during the second quarter of 2003), and for the first six months of 2003 and 2002 was $0.77 and $0.91, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

	Quarter Ended June 30,		Six Months Ended June 30,
	2002	2002	2003	2002
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	3.0%	4.2%	3.0%	4.2%
Expected life (in years)	5.5	4.9	5.5	4.9
Expected volatility	132%	141%	132%	141%

4.	Capital Stock

On May 27, 2003, the Company was notified by NASDAQ that it is in compliance with all requirements for continued listing on The NASDAQ SmallCap Market. The Company was required to demonstrate a closing bid price of at least $1.00 per share on or before May 19, 2003, and immediately thereafter evidence a closing bid price of at least $1.00 for a minimum of 10 consecutive trading days. With the opening of business on Thursday, May 29, 2003, the Company’s symbol was changed from WLDAC back to WLDA.

5.	Air Transportation Safety and System Stabilization Act

On April 23, 2003, the Company was granted conditional approval from the Air Transportation Stabilization Board (“ATSB”) for a federal loan guarantee of $27 million. This approval is subject to several conditions, including:

—	all the conditions contained in the Air Transportation Safety and System Stabilization Act and regulations thereunder;
—	structural and financial enhancements acceptable to the ATSB;
—	resolution of certain issues involving collateral;
—	receipt by the ATSB of additional compensation in amounts or on terms acceptable to the ATSB;
—	final documents and agreements in form and substance satisfactory to the ATSB; and
—	satisfactory completion of due diligence by the ATSB.

The ATSB will continue to perform business and legal due diligence as the transaction progresses and the Company will be working expeditiously with the ATSB to meet the required conditions. The Company plans to use the net proceeds of the ATSB guaranteed loan to repay all borrowings outstanding with Wells Fargo Foothill, Inc. (“Foothill”) and the balance for working capital purposes. There can be no assurance that the conditions will be met and that this source of financing will be available to the Company.

6.	Exchange Offer

On July 23, 2003, the Company filed a registration statement on Form S-4, a tender offer statement and other related documents with the Securities and Exchange Commission to commence an exchange offer for its outstanding 8% Convertible Senior Subordinated Debentures due August 2004. The Company is offering to exchange up to $40.5 million principal amount of newly issued 8% Convertible Senior Subordinated Debentures due August 2009 for its existing debentures. The new convertible debentures will be exchanged for an equal principal amount of existing convertible debentures tendered. The exchange offer is subject to various conditions and will expire at 5:00 p.m., New York City time, on September 18, 2003, unless the Company extends it.

7.	Georgia Headquarters Job Tax Credit

In June 2003, the Georgia Department of Revenue approved our application for the Georgia Headquarters Job Tax Credit (“the HQC”). The HQC is available for corporate taxpayers (a) establishing or relocating their headquarters to Georgia, (b) investing a minimum of $1 million in certain property, and (c) employing a minimum number of new full-time employees in the State of Georgia that pay at or above a required wage level. This credit may be used for either corporate state income tax or payroll withholding tax. Based on our June 2003 approval letter from the Georgia Department of Revenue, we have been qualified for $510,000 of tax credits related to fiscal 2001. If we continue to meet the statutory requirements for each year we are eligible, our total potential estimated benefit could be in excess of $2.0 million on a pre-tax basis. In accordance with the statute, we began using the credit against our Georgia witholding tax payment in July 2003.

8.	Sub-lease Obligation

The Company is obligated under an operating lease for office space at its former headquarters in Herndon, Virginia through April 2006. The Company received rental income, sufficient to offset its lease expense through March 2002, after which time no rental income was received. The Company is currently seeking a new sub-lessee for this office space. As a result, the Company recognized a $1.7 million liability at December 31, 2002 for costs that will continue to be incurred, without economic benefit to the Company, over the remaining term of its lease of this office space. During the first quarter of 2003, the Company used $0.4 million of the accrual for lease costs incurred during this period. The Company reviewed its estimates and assumptions at March 31, 2003, and determined that an additional $0.4 million should be added to the accrual, resulting in a $1.7 million balance at March 31, 2003. During the second quarter of 2003, the Company used $0.4 million of the accrual. The Company reviewed its estimates and assumptions at June 30, 2003, and determined that an additional $0.6 million should be added to the accrual, resulting in a $2.0 million balance at June 30, 2003. The fair value of the liability was determined based on the remaining lease rentals, reduced by estimated sublease rentals that can be reasonably obtained for the property. The liability is included in other accrued liabilities on the accompanying consolidated balance sheets.

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

The Company’s total obligation at June 30, 2003 under the lease is $4.4 million.

9.	Union Negotiations

The Company’s flight attendants, approximately 44% of the Company’s employees, who are represented by the International Brotherhood of Teamsters (the “Teamsters”), are subject to a four-year collective bargaining agreement that became amendable July 1, 2000. On July 25, 2003, the Company and its flight attendants, represented by the Teamsters, reached a tentative agreement to extend the flight attendant collective bargaining agreement. Results of the ratification vote are expected on or about August 31, 2003. The new amendable date for the agreement will be August 31, 2006, subject to ratification by the World Airways’ flight attendants.

The Company’s cockpit crewmembers, approximately 27% of the Company’s employees, who are represented by the Teamsters, are subject to a collective bargaining agreement that became amendable June 30, 2003.

10.	Emergency Wartime Supplemental Appropriations Act, 2003

On April 16, 2003, President Bush signed into law the Emergency Wartime Supplemental Appropriations Act, 2003 (the “Act”) which includes distribution of funds to air carriers to offset the increased costs of compliance with new federal safety and security regulations mandated following the events of September 11, 2001. There is also a provision allocating funds to be disbursed specifically for the reimbursement of expenses related to cockpit door reinforcement. As a condition of accepting funds under the Act, the Company was required to enter into a contract limiting executive compensation, as defined in the Act. The Company received $486,000 related to reimbursement of security expenses in May 2003 and reported this as a reduction of flight expenses in the second quarter of 2003. The Company has not yet received notification from the Transportation Security Administration concerning the amount of funds to be received for the expenses related to reinforcing the cockpit doors.

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

OVERVIEW

General

For the second quarter of 2003, the Company’s net earnings were $6.4 million compared to net earnings of $2.0 million for the same period in 2002.

The following table provides statistical data, used by management in evaluating the operating performance of the Company, for the quarters ended June 30, 2003 and 2002.

	Quarter Ended June 30,
	2003		2002
Revenue block hours:
Full service passenger	4,467	41%	5,284	63%
Full service cargo	3,659	34%	171	2%
ACMI passenger	1,110	10%	736	9%
ACMI cargo	1,399	13%	1,969	24%
Miscellaneous	247	2%	187	2%

Total	10,882	100%	8,347	100%

Aircraft at quarter-end	17			16
Average available aircraft per day	17			15.5
Average daily utilization	7.0			5.9
(block hours flown per day per aircraft)

For the first six months of 2003, the Company’s net earnings were $13.0 million compared to net earnings of $6.9 million for the same period in 2002. The following table provides statistical data, used by management in evaluating the operating performance of the Company, for the six months ended June 30, 2003 and 2002.

	Six Months Ended June 30,
	2003		2002
Revenue block hours:
Full service passenger	10,646	47%	10,451	61%
Full service cargo	6,643	29%	571	3%
ACMI passenger	2,164	9%	1,462	9%
ACMI cargo	2,987	13%	4,189	25%
Miscellaneous	498	2%	375	2%

Total	22,938	100%	17,048	100%

Aircraft at quarter-end	17		16
Average available aircraft per day	16.5		15.2
Average daily utilization	7.7		6.2
(block hours flown per day per aircraft)

Significant Customer Relationships

The Company is highly dependent on revenues from the U.S. Air Force (“USAF”). The loss of the USAF as a customer would have a material adverse effect on the Company. The Company’s principal customers, and the percent of revenues from those customers, for the quarter and six months ended June 30, 2003 and 2002 are as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
USAF	74.0%	79.6%	80.0%	78.5%
Sonair Serviceo Aereo (“Sonair”)	6.0%	8.3%	5.6%	7.8%
Emery Air Freight Corporation (“Emery”)	6.0%	6.0%	5.6%	6.2%

RESULTS OF OPERATIONS

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Operating Revenues. Revenues from operations increased $28.2 million, or 31.9%, to $116.6 million in 2003 from $88.4 million in 2002. The revenue increase in the second quarter of 2003 was due principally to an increase in both military cargo flying for the USAF and commercial cargo full service flying. This increase in revenue was offset by a reduction in military passenger revenue for the USAF. Total block hours increased 30.4% and the yield per block hour increased slightly due to more full-service flying.

Operating Expenses. Total operating expenses increased $23.5 million, or 27.5%, in 2003 to $108.8 million from $85.3 million in 2002.

Flight operations expenses include all expenses related directly to the operation of the aircraft other than aircraft costs, fuel and maintenance. Also included are expenses related to flight dispatch and flight operations administration. Flight operations expenses increased $9.0 million, or 33.9%, in 2003. This resulted primarily from an increase of $4.3 million in pilot crew costs, $1.9 million in flight communication costs, $1.0 million in landing/security/handling fees, and $0.7 million of flight attendant expenses. Flight operations expenses were higher due to an accrual for estimated contractual profit sharing payments to flight employees for 2003 as well as additional simulator training. The remaining increase in flight costs is directly attributable to increased cargo flying for the USAF as well as more commercial cargo full service flying in the second quarter of 2003 compared to the same period in 2002.

Maintenance expenses increased $8.0 million, or 69.5%, in 2003. In the second quarter of 2003, the Company incurred $3.2 million more for engine overhauls than in the 2002 second quarter. Component repairs, maintenance reserves and materials increased $1.5, $0.9, and $0.8 million, respectively, due to the 30.4% increase in block hours flown, the timing of scheduled maintenance checks as well as supporting two additional aircraft which were added to the fleet.

Fuel expenses increased $5.4 million, or 41.2%, in 2003 due to higher per-gallon costs as well as more consumption associated with the increase in full service flying. The Company is generally able to pass fuel cost increases through to its customers.

Sales, general and administrative expenses increased $1.4 million, or 18.0%, in 2003. The increase was primarily due to an accrual for estimated profit sharing payments to management and administrative employees for 2003 and additional loss accrual for the former office space in Herndon, Virginia, in connection with adjusting the Company’s liability at June 30, 2003.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Operating Revenues. Revenues from operations increased $63.8 million, or 36.2%, to $240.3 million in 2003 from $176.4 million in 2002. The revenue increase was due principally to an increase in both military cargo flying for the USAF and commercial cargo full service flying. Total block hours increased 34.5% and the yield per block hour increased slightly due to more full-service flying.

Operating Expenses. Total operating expenses increased $57.7 million, or 34.5%, in 2003 to $224.8 million from $167.1 million in 2002.

Flight operations expenses include all expenses related directly to the operation of the aircraft other than aircraft costs, fuel and maintenance. Also included are expenses related to flight dispatch and flight operations administration. Flight operations expenses increased $18.2 million, or 35.2%, in 2003. This resulted primarily from an increase of $6.6 million in pilot crew costs, $4.5 million in flight communication costs, $3.0 million in landing/security/handling fees, and $2.5 million of flight attendant expenses. Flight operations expenses were higher due to an accrual for estimated contractual profit sharing payments to flight employees for 2003 as well as additional simulator training. The remaining increase in flight costs is directly attributable to increased cargo flying for the USAF and commercial cargo full service flying in the first six months of 2003 compared to the same period in 2002.

Maintenance expenses increased $20.9 million, or 96.1%, in 2003. In the first six months of 2003, the Company incurred $9.2 million more for engine overhauls than in the same period of 2002. Landing gear overhaul expense increased $1.2 million due to two overhauls in 2003 compared to none in 2002. Maintenance reserves, component repairs, materials and parts rental increased $2.7, $2.2, $1.4 and $0.9 million, respectively, due to the 34.5% increase in block hours flown, the timing of scheduled maintenance checks as well as supporting two additional aircraft which were added to the fleet.

Fuel expenses increased $14.6 million, or 57.6%, in 2003 due to higher per-gallon costs as well as more consumption associated with the increase in full service flying. The Company is generally able to pass fuel cost increases through to its customers.

Sales, general and administrative expenses increased $3.1 million, or 20.8% in 2003. The increase was primarily due to an accrual for estimated profit sharing payments to management and administrative employees for 2003 and additional loss accrual for the former office space in Herndon, Virginia, in connection with adjusting the Company’s liability at June 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

The Company is highly leveraged. At June 30, 2003, the Company’s current assets were $63.8 million and current liabilities were $78.2 million. The ratio of the Company’s current assets to its current liabilities (“current ratio”) was 0.8:1. At June 30, 2003, the Company had outstanding long-term debt of $40.5 million, consisting of its 8% Convertible Senior Subordinated Debentures that are due in August 2004. At June 30, 2003, the loan outstanding under the Loan and Security Agreement (“the Agreement”) with Wells Fargo Foothill, Inc. (“Foothill”) was $17.6 million and the aggregate amount of outstanding letters of credit was $1.9 million. At June 30, 2003, the Company had a nominal amount of unused availability.

In addition, the Company has significant long-term obligations relating to operating leases for aircraft and spare engines. In fiscal 2002 and 2001, the Company paid amounts less than its original contractual aircraft rent obligations under agreements with its lessors that amended the terms of the original aircraft lease agreements to provide for the repayment of the unpaid contractual rent obligations. The accrual for unpaid contractual rent obligations is $11.4 million and is included as accrued rent in the current liabilities section of the Balance Sheet at June 30, 2003. During the remainder of 2003, the Company will repay approximately $2.5 million of this contractual accrued rent obligation.

On April 23, 2003, the Company was granted conditional approval from the Air Transportation Stabilization Board (“ATSB”) for a federal loan guarantee of $27 million. This approval is subject to several conditions, including:

—	all the conditions contained in the Air Transportation Safety and System Stabilization Act and regulations thereunder;
—	structural and financial enhancements acceptable to the ATSB;
—	resolution of certain issues involving collateral;
—	receipt by the ATSB of additional compensation in amounts or on terms acceptable to the ATSB;
—	final documents and agreements in form and substance satisfactory to the ATSB; and
—	satisfactory completion of due diligence by the ATSB.

The ATSB will continue to perform business and legal due diligence as the transaction progresses and the Company will be working expeditiously with the ATSB to meet the required conditions. The Company plans to use the net proceeds of the ATSB guaranteed loan to repay all borrowings outstanding with Foothill and the balance for working capital purposes. There can be no assurance that the conditions will be met and that this source of financing will be available to the Company.

In July 2003, the Company filed a registration statement on Form S-4, a tender offer statement and other related documents with the Securities and Exchange Commission to commence an exchange offer for its 8% Convertible Senior Subordinated Debentures.

As a result of the Company’s high financial leverage:

•	The Company does not have the ability to obtain additional financing. Its existing debt is secured by substantially all of its assets. In addition, the terms of its existing credit facility restrict its ability to incur additional indebtedness or issue equity securities unless it uses the proceeds of those transactions to prepay amounts outstanding under the credit facility. The ATSB guaranteed loan will also be secured by substantially all of the Company’s assets and will contain restrictive provisions which would require prepayments in the event that the Company sells any significant assets, receives proceeds from future borrowings from other sources and issuances of certain securities or receives net proceeds from insurance and condemnation.

•	The Company’s ability to fund general corporate requirements, including capital expenditures, may be impaired. The Company has substantial obligations to pay principal and interest on its debt and other recurring fixed costs. Further, the Company may be required to prepay portions of the ATSB guaranteed loan under various circumstances. Accordingly, the Company may have to use its working capital to fund such payments and other recurring fixed costs instead of funding general corporate requirements.

•	The Company’ ability to respond to competitive developments and adverse economic conditions may be limited. Without the ability to obtain additional financing and with substantial fixed costs, the Company may not be able to fund the capital expenditures required to keep it competitive or to withstand prolonged adverse economic conditions.

•	If the Company does not complete the exchange offer and replace its existing credit facility, under the terms of the existing credit facility with Foothill the Company will be obligated to complete by May 29, 2004 an amendment to, extension or refinancing of, or other modification to the existing debentures in form and on terms and conditions satisfactory to Foothill. If the Company fails to so amend, extend, refinance or modify the existing debentures, the Company’s lenders may declare all of its obligations under the existing credit facility immediately due and payable.

Although there can be no assurances, World Airways believes that the combination of its existing contracts and additional business which it expects to obtain, along with its existing cash and financing arrangements, will be sufficient to allow the Company to meet its cash requirements related to operating and capital requirements for 2003.

Cash Flows from Operating Activities

Operating activities provided $0.2 million in cash during the six months ended June 30, 2003 compared to providing $6.3 million in the comparable 2002 period. The cash provided in 2003 principally reflects the $13.0 million net earnings offset by a $14.6 million increase in accounts receivable, less a $ 0.5 million decrease in cash due to changes in other operating assets and liabilities, and net non-cash statement of operations charges of $2.4 million. The cash provided in 2002 principally reflects the $6.9 million net earnings, net non-cash statement of operations charges of $1.5 million, a $0.6 million decrease in accounts receivable and a net increase of $2.7 million in other operating assets and liabilities.

Cash Flows from Investing Activities

Investing activities used $1.5 million in the first six months of 2003 compared to using $0.9 million in the comparable period of 2002. In both 2003 and 2002, cash was used for the purchase of rotable spare parts and other fixed assets.

Cash Flows from Financing Activities

Financing activities used $5.4 million in cash for the six months ended June 30, 2003, which was primarily due to payment of deferred aircraft rent of $6.0 million offset by a $0.5 million increase in the amount owed under the Agreement with Foothill. For the six months ended June 30, 2002, financing activities used $0.8 million, which was primarily due to a reduction in the amount owed under the Accounts Receivable Management and Security Agreement with GMAC Commercial Credit, LLC of $7.2 million and debt repayments of $0.9 million offset by deferred aircraft rent obligations of $7.3 million.

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

The Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the fiscal period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company believes that a controls system, no matter how well designed and operated cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

PART II

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2003 Annual Meeting of Shareholders of World Airways, Inc. was held on May 1, 2003. A total of 7,974,535 shares were present or represented by proxy at the meeting. They represented approximately 72% of the Company’s outstanding shares.

The individuals named below were elected to a three-year term as Class II Directors:

Name	Votes Received	Votes Withheld
John E. Ellington	7,794,912	179,623
General Ronald R. Fogleman	7,907,263	67,272
Russell L. Ray, Jr.	7,355,361	619,174

Daniel J. Altobello, A. Scott Andrews, Joel H. Cowan, Hollis L. Harris, Peter M. Sontag, and Wan Malek Ibrahim continued as Directors of the Company as of June 30, 2003. On July 28, 2003, Wan Malek Ibrahim tendered his resignation due to health reasons.

The selection of KPMG LLP as the independent certified public accountants and auditor for the Company for the year ending December 31, 2003 was ratified, with 7,896,731 shares voting for, 32,671 shares voting against and 45,133 shares abstaining.

ITEM 6.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Exhibits

No.	Description
31.1	Certification of Hollis L. Harris, Chairman of the Board and Chief Executive Officer.

31.2	Certification of Gilberto M. Duarte, Jr., Chief Financial Officer.

32.1	Certification of Hollis L. Harris Pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Gilberto M. Duarte, Jr. Pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

The Company furnished a Current Report on Form 8-K and an amendment on Form 8-K/A to the Securities and Exchange
Commission on May 2, 2003 in connection with a press release issued on April 30, 2003, announcing the Company’s financial results for the quarter ended March 31, 2003.

* * * * * * * * * * * * * * *

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLD AIRWAYS, INC.

By:	/s/ GILBERTO M. DUARTE, JR.
Principal Accounting and Financial Officer

Date: August 14, 2003