Form 10-Q
period 2003-09-30
WORLD AIRWAYS INC /DE/
filed 2003-11-14
CIK 949240

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2003

or

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

Yes   ☐   No   ☒

     The number of shares of the registrant’s Common Stock outstanding on October 31, 2003 was 11,397,998.

WORLD AIRWAYS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

ITEM 1. FINANCIAL STATEMENTS
WORLD AIRWAYS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
(in thousands)

	September 30,
	2003	December 31,
	(unaudited)	2002

CURRENT ASSETS
Cash and cash equivalents, including restricted cash of $1,750 at September 30, 2003 and $665 at December 31, 2002	$26,366	$21,504

Accounts receivable, less allowance for doubtful accounts of $337 at September 30, 2003 and $255 at December 31, 2002	32,597	28,391

Prepaid expenses and other current assets	7,546	5,569

Total current assets	66,509	55,464

EQUIPMENT AND PROPERTY
Flight and other equipment	76,233	74,868
Equipment under capital leases	9,463	9,463

	85,696	84,331
Less: accumulated depreciation and amortization	46,324	42,475

Net equipment and property	39,372	41,856

LONG-TERM OPERATING DEPOSITS	17,769	18,513

OTHER ASSETS AND DEFERRED CHARGES, NET	1,937	1,429

TOTAL ASSETS	$125,587	$117,262

(Continued)

WORLD AIRWAYS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(continued)

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
(in thousands except share amounts)

	September 30,
	2003	December 31,
	(unaudited)	2002

CURRENT LIABILITIES
Notes payable	$16,873	$17,096
Current maturities of convertible debentures	40,545	—
Accounts payable	22,215	30,497
Accrued rent	9,493	17,993
Unearned revenue	2,873	976
Accrued maintenance	3,504	2,178
Accrued salaries and wages	15,578	10,000
Accrued taxes	4,578	2,663
Other accrued liabilities	2,342	2,820

Total current liabilities	118,001	84,223

Long-term convertible debentures, net of current maturities	—	40,545
Deferred gain from sale-leaseback transactions, net of accumulated amortization of $2,854 at September 30, 2003 and $2,005 at December 31, 2002	3,060	3,909
Accrued post-retirement benefits	3,235	3,235
Deferred rent	15,048	14,217

TOTAL LIABILITIES	139,344	146,129

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $.001 par value (5,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock, $.001 par value (100,000,000 shares authorized; 12,479,241 shares issued; 11,397,998 shares outstanding at September 30, 2003 and 11,077,098 at December 31, 2002)	12	12
Additional paid-in capital	25,019	24,361
Accumulated deficit	(25,931)	(40,383)
Treasury stock, at cost (1,081,243 shares at September 30, 2003 and December 31, 2002)	(12,857)	(12,857)

Total stockholders’ deficiency	(13,757)	(28,867)

COMMITMENTS AND CONTINGENCIES

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$125,587	$117,262

See accompanying Notes to Condensed Consolidated Financial Statements

WORLD AIRWAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2003 and 2002
(in thousands except per share data)
(unaudited)

OPERATING REVENUES	2003	2002

Flight operations	$111,038	$107,273
Other	1,256	650

Total operating revenues	112,294	107,923

OPERATING EXPENSES
Flight	35,889	34,483
Maintenance	14,368	17,086
Aircraft costs	20,979	22,598
Fuel	18,020	17,738
Flight operations subcontracted to other carriers	428	188
Commissions	4,679	4,085
Depreciation and amortization	1,259	1,132
Sales, general and administrative	10,798	7,840

Total operating expenses	106,420	105,150

OPERATING INCOME	5,874	2,773

OTHER INCOME (EXPENSE)
Interest expense	(1,135)	(1,097)
Interest income	92	159
Other, net	11	49

Total other expense	(1,032)	(889)

EARNINGS BEFORE INCOME TAXES	4,842	1,884

INCOME TAXES	3,398	—

NET EARNINGS	$1,444	$1,884

BASIC EARNINGS PER SHARE
Net earnings	$0.13	$0.17

Weighted average shares outstanding	11,290	11,077

DILUTED EARNINGS PER SHARE
Net earnings	$0.11	$0.17

Weighted average shares outstanding	18,630	15,767

See accompanying Notes to Condensed Consolidated Financial Statements

WORLD AIRWAYS, INC.
CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended September 30, 2003 and 2002
(in thousands except per share data)
(unaudited)

OPERATING REVENUES	2003	2002

Flight operations	$350,329	$282,817
Other	2,239	1,544

Total operating revenues	352,568	284,361

OPERATING EXPENSES
Flight Operations	105,862	86,257
Maintenance	57,051	38,855
Aircraft rent and insurance	63,727	64,649
Fuel	58,005	43,103
Flight operations subcontracted to other carriers	653	924
Commissions	13,227	12,343
Depreciation and amortization	4,040	3,506
Sales, general and administrative	28,646	22,619

Total operating expenses	331,211	272,256

OPERATING INCOME	21,357	12,105

OTHER INCOME (EXPENSE)
Interest expense	(3,537)	(3,439)
Interest income	282	435
Other, net	(2)	(269)

Total other expense	(3,257)	(3,273)

EARNINGS BEFORE INCOME TAXES	18,100	8,832

INCOME TAXES	3,648	—

NET EARNINGS	$14,452	$8,832

BASIC EARNINGS PER SHARE
Net earnings	$1.30	$0.80

Weighted average shares outstanding	11,159	11,070

DILUTED EARNINGS PER SHARE
Net earnings	$0.92	$0.71

Weighted average shares outstanding	17,309	15,762

See accompanying Notes to Condensed Consolidated Financial Statements

WORLD AIRWAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS’ DEFICIENCY
Nine Months Ended September 30, 2003
(in thousands except share amounts)
(unaudited)

		Additional		Treasury	Total
	Common	Paid-in	Accumulated	Stock,	Stockholders'
	Stock	Capital	Deficit	at Cost	Deficiency

Balance at December 31, 2002	$12	$24,361	$(40,383)	$(12,857)	$(28,867)

Amortization of warrants	—	138	—	—	138

Exercise of 320,900 stock options	—	280	—	—	280

Tax benefit of stock option exercise		240			240

Net earnings	—	—	14,452	—	14,452

Balance at September 30, 2003	$12	$25,019	$(25,931)	$(12,857)	$(13,757)

See accompanying Notes to Condensed Consolidated Financial Statements.

WORLD AIRWAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2003 and 2002
(in thousands)
(unaudited)

	2003	2002

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$21,504	$19,540

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	14,452	8,832
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	4,040	3,506
Deferred gain recognition	(849)	(1,608)
Loss on sale of property and equipment	188	331
Other	614	15
Provision for doubtful accounts receivable	83	(284)
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Accounts receivable	(4,289)	(3,015)
Deposits, prepaid expenses and other assets	(1,977)	(721)
Accounts payable, accrued expenses and other liabilities	808	7,077
Unearned revenue	1,897	(2,198)

Net cash provided by operating activities	14,967	11,935

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment and property	(1,762)	(1,703)
Proceeds from disposal of equipment and property	18	148

Net cash used in investing activities	(1,744)	(1,555)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in line of credit borrowing arrangement, net	(223)	(9,525)
Repayment of debt	—	(1,346)
Proceeds from exercise of stock options	280	11
Deferral (repayment) of aircraft rent obligations	(8,418)	9,702

Net cash used in financing activities	(8,361)	(1,158)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,862	9,222

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$26,366	$28,762

See accompanying Notes to Condensed Consolidated Financial Statements

WORLD AIRWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Management believes that all adjustments necessary for a fair statement of results have been included in the Condensed Consolidated Financial Statements for the interim periods presented, which are unaudited. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and the results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003.

These interim period Condensed Consolidated Financial Statements and accompanying footnotes should be read in conjunction with the Consolidated Financial Statements contained in World Airways’ Annual Report on Form 10-K for the year ended December 31, 2002.

2.	Earnings per Share

The following table sets forth the computations of basic and diluted earnings per share (in thousands except per share data):

	Three Months Ended September 30, 2003

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic EPS
Earnings available to common stockholders	$1,444	11,290	$0.13

Effect of Dilutive Securities
Warrants	—	282
Options	—	2,502
8% convertible debentures	519	4,556

Diluted EPS
Earnings available to common stockholders plus assumed conversions	$1,963	18,630	$0.11

	Three Months Ended September 30, 2002

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic EPS
Earnings available to common stockholders	$1,884	11,077	$0.17

Effect of Dilutive Securities
Options	—	134
8% convertible debentures	818	4,556

Diluted EPS
Earnings available to common stockholders plus assumed conversions	$2,702	15,767	$0.17

	Nine Months Ended September 30, 2003

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic EPS
Earnings available to common stockholders	$14,452	11,159	$1.30

Effect of Dilutive Securities
Warrants	—	—
Options	—	1,594
8% convertible debentures	1,541	4,556

Diluted EPS
Earnings available to common stockholders plus assumed conversions	$15,993	17,309	$0.92

	Nine Months Ended September 30, 2002

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic EPS
Earnings available to common stockholders	$8,832	11,070	$0.80

Effect of Dilutive Securities
Options	—	136
8% convertible debentures	2,426	4,556

Diluted EPS
Earnings available to common stockholders plus assumed conversions	$11,258	15,762	$0.71

3.	Accounting for Stock-Based Compensation

At September 30, 2003, the Company had three stock-based compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation (in thousands, except share data):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net earnings, as reported	$1,444	$1,884	$14,452	$8,832
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(117)	(221)	(415)	(675)

Pro forma net earnings	1,327	1,663	14,037	8,157
Earnings per share
Basic —as reported	$0.13	$0.17	$1.30	$0.80
Basic — pro forma	$0.12	$0.15	$1.26	$0.74
Diluted —as reported	$0.11	$0.17	$0.92	$0.71
Diluted — pro forma	$0.10	$0.15	$0.90	$0.67

The per share weighted-average fair value of stock options granted during the third quarter of 2003 and 2002 was $2.83 and $0.67, and for the first nine months of 2003 and 2002 was $0.97 and $0.88, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

	Quarter Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	3.3%	3.4%	3.1%	4.2%
Expected life (in years)	5.3	4.9	5.3	4.9
Expected volatility	112%	141%	112%	141%

4.	Air Transportation Safety and System Stabilization Act

On April 23, 2003, the Company was granted conditional approval from the Air Transportation Stabilization Board (“ATSB”) for a federal loan guarantee of $27.0 million with respect to a $30.0 million term loan facility. This approval is subject to several conditions, including:

•	all the conditions contained in the Air Transportation Safety and System Stabilization Act and regulations thereunder;

•	structural and financial enhancements acceptable to the ATSB;

•	resolution of certain issues involving collateral;

•	receipt by the ATSB of additional compensation in amounts or on terms acceptable to the ATSB;

•	final documents and agreements in form and substance satisfactory to the ATSB; and

•	satisfactory completion of due diligence by the ATSB.

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

5.	Restructuring of Convertible Debentures

On July 23, 2003, the Company commenced an exchange offer for its outstanding 8% Convertible Senior Subordinated Debentures Due August 2004. The Company offered to exchange up to $40.5 million principal amount of newly issued 8% Convertible Senior Subordinated Debentures Due August 2009 for an equal principal amount of existing convertible debentures tendered. The exchange offer was subject to various conditions, including the tender of at least $38.5 million principal amount, or approximately 95%, of the outstanding existing debentures. This condition was not satisfied and the exchange offer expired on October 9, 2003.

On November 11, 2003, the Company announced that it entered into agreements with three institutional holders of its existing debentures. Under the agreements, these investors will acquire $25,545,000 principal amount of the Company’s newly issued six-year 8% Convertible Senior Subordinated Debentures in exchange for $22,545,000 principal amount of the Company’s existing 8% Convertible Senior Subordinated Debentures Due 2004 and $3,000,000 in cash. The new debentures will be convertible at a price of $3.20 per share and will not be callable for one year. The new debentures may be called by the Company at 100% of the principal amount after one year if the Company’s common stock closes at a price equal to or greater than 200% of the conversion price for 20 of 30 consecutive trading days, and after two years if the common stock closes for a similar period at a price equal to or greater than 150% of the conversion price. After three years, the Company may call the new debentures at any time at 100% of the principal amount, regardless of stock price. The closing is subject to various conditions including stockholder approval, concurrent funding of the ATSB guaranteed loan, termination of the Foothill loan facility, and the call for redemption of the remaining outstanding existing debentures. The Company’s goal is to complete the debenture restructuring, receive final ATSB approval and close the ATSB guaranteed loan by the middle of December. Upon closing of the issuance and exchange of the convertible debentures and ATSB guaranteed loan, the Company intends to call the entire remaining principal amount of existing debentures at a redemption price of 101.143% pursuant to the provisions of the indenture.

Upon closing, as discussed in the preceding paragraph, the Company may record a non-cash loss on debt extinguishment. The amount of such a loss, if any, would result if the fair market value of the new debentures exceeds the carrying amount of the old debentures extinguished. Generally, the greater the value of our stock at issuance, the greater the fair market value of the new debentures and, therefore, the greater the potential loss on debt extinguishment. The actual amount that the Company incurs, if any, cannot be reasonably determined at this time due to the volatility in the market price of the Company’s common stock. As an example, based upon a $4.12 closing price of our common stock on November 11, 2003 and an estimate of the fair value of the new debentures of $34.1 million (based upon advice from our outside investment banker), the non-cash loss would be in the range of $7 to $9 million upon closing the exchange.

6.	Sub-lease Obligation

The Company is obligated under an operating lease for office space at its former headquarters in Herndon, Virginia, through April 2006. The Company received rental income, sufficient to offset its lease expense through March 2002, after which time no rental income was received. The Company is currently seeking a new sub-lessee for this office space. During the third quarter of 2003, the Company used $0.4 million of the accrual, reviewed its estimates and assumptions at September 30, 2003, and determined that an additional $0.4 million should be added to the accrual, resulting in a $2.0 million balance at September 30, 2003. The fair value of the liability was determined based on the remaining lease rentals, reduced by estimated sublease rentals that can be reasonably obtained for the property. The liability is included in other accrued liabilities on the accompanying consolidated balance sheets. The Company’s total remaining obligation at September 30, 2003 under the lease was $4.0 million.

If the Company is not successful in finding a suitable sub-lessee in the anticipated time or if the sublease rentals from a new sub-lessee are less than anticipated, the Company will be required to recognize an additional liability for these costs. This liability will be adjusted for changes, if any, resulting from revisions to estimated cash flows, measured using the credit-adjusted risk-free rate that was used to measure the liability initially of eight percent.

7.	Union Negotiations

The Company received notification on September 2, 2003, that its flight attendants, approximately 44% of the Company’s employees, who are represented by the International Brotherhood of Teamsters (the “Teamsters”), reached an agreement to extend the flight attendant collective bargaining agreement. The new amendable date for the agreement will be August 31, 2006, and includes pay increases and other benefit changes requested by the flight attendants while providing much needed work-rule changes. The agreement is supportive of the Company’s financial goals.

The Company’s cockpit crewmembers, approximately 27% of the Company’s employees, who are also represented by the Teamsters, are subject to a collective bargaining agreement that became amendable June 30, 2003. The Company and the Teamsters have had informal discussions as a prelude to the opening of formal negotiations.

8.	Emergency Wartime Supplemental Appropriations Act, 2003

On April 16, 2003, President Bush signed into law the Emergency Wartime Supplemental Appropriations Act, 2003 (the “Act”) which includes distribution of funds to air carriers to offset the increased costs of compliance with new federal safety and security regulations mandated following the events of September 11, 2001. There is also a provision allocating funds to be disbursed specifically for the reimbursement of expenses related to cockpit door reinforcement. As a condition of accepting funds under the Act, the Company was required to enter into a contract limiting executive compensation, as defined in the Act. The Company received $486,000 related to reimbursement of security expenses in May 2003 and reported this as a reduction of flight expenses in the second quarter of 2003. In the third quarter of 2003, the Company received approximately $200,000 from the Transportation Security Administration as reimbursement for reinforcing its passenger aircraft cockpit doors.

9.	Income Taxes

As a result of the Company’s actual year-to-date and projected full year earnings before income taxes for 2003, the Company now expects to utilize all of its unrestricted federal net operating loss carry-forwards and to pay income taxes in 2003, resulting in annual income tax expense. The Company’s estimated annual effective tax rate for the nine months ended September 30, 2003, is 20.2%. This effective rate differs from statutory rates due primarily to release of valuation allowances in regards to net operating loss carry-forwards.

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

The Company desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”). Therefore, this report contains forward looking statements that are subject to risks and uncertainties, including, but not limited to, the reliance on key strategic alliances, fluctuations in operating results and other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission (the “Commission”). These risks could cause the Company’s actual results for 2003 and beyond to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company.

OVERVIEW

General

For the third quarter of 2003, the Company’s earnings before income taxes were $4.8 million compared to $1.9 million for the same period in 2002. As a result of its actual year-to-date and projected full year earnings before income taxes for 2003, the Company now expects to utilize all of its unrestricted federal net operating loss carry-forwards and to pay income taxes in 2003, resulting in annual income tax expense. For the third quarter of 2003, the Company’s net earnings were $1.4 million compared to $1.9 million for 2002.

The following table provides statistical data, used by management in evaluating the operating performance of the Company, for the quarters ended September 30, 2003 and 2002.

	Quarter Ended September 30,

	2003			2002

Revenue block hours:
Full service passenger	5,842		59%	6,281		61%
Full service cargo	1,440		14%	1,572		15%
ACMI passenger	1,140		11%	773		7%
ACMI cargo	1,359		14%	1,594		15%
Miscellaneous	214		2%	178		2%

Total	9,995		100%	10,398		100%

Aircraft at quarter-end		17			16
Average aircraft during period		17.0			16.0
Average daily utilization		6.4			7.1
(block hours flown per day per aircraft)

For the first nine months of 2003, the Company’s earnings before income taxes were $18.1 million compared to $8.8 million for the same period in 2002. The Company’s net earnings were $14.5 million for the first nine months of 2003 compared to net earnings of $8.8 million for the same period in 2002. The following table provides statistical data, used by management in evaluating the operating performance of the Company, for the nine months ended September 30, 2003 and 2002.

	Nine Months Ended September 30,

	2003			2002

Revenue block hours:
Full service passenger	16,491		50%	16,732		61%
Full service cargo	8,084		25%	2,144		8%
ACMI passenger	3,304		10%	2,235		8%
ACMI cargo	4,347		13%	5,783		21%
Miscellaneous	707		2%	551		2%

Total	32,933		100%	27,445		100%

Aircraft at quarter-end		17			16
Average aircraft during period		16.7			15.5
Average daily utilization		7.2			6.5
(block hours flown per day per aircraft)

Significant Customer Relationships

The Company is highly dependent on revenues from the U.S. Air Force (“USAF”). The loss of the USAF as a customer would have a material adverse effect on the Company. The Company’s principal customers, and the percent of revenues from those customers, for the quarter and nine months ended September 30, 2003 and 2002 are as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

USAF	70.8%	69.9%	77.0%	75.2%
Ritetime Aviation and Travel Services (“Ritetime”)	8.8%	—%	3.4%	—%
Sonair Serviceo Aereo (“Sonair”)	6.4%	7.0%	5.9%	7.5%
Emery Air Freight Corporation (“Emery”)	5.8%	5.3%	5.6%	5.8%

RESULTS OF OPERATIONS

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Operating Revenues. Revenues from operations increased $4.4 million, or 4.1%, to $112.3 million in 2003 from $107.9 million in 2002. The revenue increase in the third quarter of 2003 was due principally to significant growth in both military cargo flying for the USAF and commercial passenger full service flying. This increase in revenue was offset by a reduction in military passenger revenue for the USAF and commercial cargo full service flying. Total block hours decreased 3.9% to 9,995 in 2003 from 10,398 in 2002. The yield per block hour, however, increased due to more full-service flying.

Operating Expenses. Total operating expenses increased $1.3 million, or 1.2%, in 2003 to $106.4 million from $105.1 million in 2002.

Flight operations expenses include all expenses related directly to the operation of the aircraft other than aircraft costs, fuel and maintenance. Also included are expenses related to flight dispatch and flight operations administration. Flight operations expenses increased $1.4 million, or 4.1%, in 2003. This resulted primarily from an increase of $1.7 million in pilot crew costs, $1.1 million in flight attendant costs, offset by lower landing/security/handling fees of $1.4 million. Flight operations expenses were higher due to an accrual for estimated contractual profit sharing payments to flight employees for 2003 as well as additional simulator training and higher travel costs. The remaining increase in flight costs is directly attributable to increased cargo flying for the USAF as well as more commercial passenger full service flying in the third quarter of 2003 compared to the same period in 2002.

Maintenance expenses decreased $2.7 million, or 15.9%, in 2003. In the third quarter of 2003, the Company incurred $4.6 million less for engine overhauls than in the 2002 third quarter. Maintenance materials and component repairs increased $1.2 and $0.5 million, respectively, due to the timing of scheduled maintenance checks as well as supporting two additional aircraft which were added to the fleet since the third quarter of 2002.

Aircraft costs, which include aircraft rent and insurance, decreased $1.6 million, or 7.2%, in 2003. This decrease was due to the termination of a higher rate DC-10 lease in December 2002 as compared to the rates on a DC-10 as well as an MD-11 leased aircraft added in late 2002 and early 2003, respectively, which are both power-by-the-hour operating leases.

Sales, general and administrative expenses increased $3.0 million, or 37.7%, in 2003. The increase was primarily due to an accrual for estimated profit sharing payments to management and administrative employees for 2003 and higher outside professional fees.

The Company recorded $3.4 million of income tax expense in the third quarter of 2003. The Company expects to utilize all of its unrestricted federal net operating loss carry-forwards and to pay income taxes in 2003, resulting in annual income tax expense. The Company’s estimated annual effective tax rate for the nine months ended September 30, 2003, is 20.2%. This effective rate differs from statutory rates due primarily to release of valuation allowances in regards to net operating loss carry-forwards

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Operating Revenues. Revenues from operations increased $68.2 million, or 24.0%, to $352.6 million in 2003 from $284.4 million in 2002. The revenue increase was due principally to an increase in both military cargo flying for the USAF and commercial cargo and passenger full service flying. Total block hours increased 20.0% and the yield per block hour increased due to more full-service flying.

Operating Expenses. Total operating expenses increased $59.0 million, or 21.7%, in 2003 to $331.2 million from $272.3 million in 2002.

Flight operations expenses include all expenses related directly to the operation of the aircraft other than aircraft costs, fuel and maintenance. Also included are expenses related to flight dispatch and flight operations administration. Flight operations expenses increased $19.6 million, or 22.7%, in 2003. This resulted primarily from an increase of $8.9 million in pilot crew costs, $4.7 million in flight communication costs, $3.6 million of flight attendant expenses, and $1.6 million in landing/security/handling fees. Flight operations expenses were higher due to an accrual for estimated contractual profit sharing payments to flight employees for 2003, additional simulator training and higher travel costs. The remaining increase in flight costs is directly attributable to increased cargo flying for the USAF as well as commercial cargo and passenger full service flying in the first nine months of 2003 compared to the same period in 2002.

Maintenance expenses increased $18.2 million, or 46.8%, in 2003. In the first nine months of 2003, the Company incurred $4.5 million more for engine overhauls than in the same period of 2002. Landing gear overhaul expense and airframe check expense increased $2.7 million due to the timing of scheduled maintenance checks and overhauls. Component repairs, materials, maintenance reserves and parts rental increased $2.7, $2.6, $2.5 and $0.9 million, respectively, due to the 20.0% increase in block hours flown, the timing of scheduled maintenance checks as well as supporting two additional aircraft which were added to the fleet.

Fuel expenses increased $14.9 million, or 34.6%, in 2003 due to higher per-gallon costs as well as higher fuel consumption associated with the increase in full service flying. The Company is generally able to pass fuel cost increases through to its customers.

Sales, general and administrative expenses increased $6.0 million, or 26.6% in 2003. The increase was primarily due to an accrual for estimated profit sharing payments to management and administrative employees for 2003, an additional loss accrual for the former office space in Herndon, Virginia, in connection with adjusting the Company’s liability at September 30, 2003, and higher outside professional fees.

The Company recorded $3.6 million of income tax expense in the third quarter of 2003. The Company expects to utilize all of its unrestricted federal net operating loss carry-forwards and to pay income taxes in 2003, resulting in annual income tax expense. The Company’s estimated annual effective tax rate for the nine months ended September 30, 2003, is 20.2%. This effective rate differs from statutory rates due primarily to release of valuation allowances in regards to net operating loss carry-forwards

LIQUIDITY AND CAPITAL RESOURCES

The Company is highly leveraged. At September 30, 2003, the Company’s current assets were $66.5 million and its current liabilities were $118.0 million. The ratio of the Company’s current assets to its current liabilities (“current ratio”) was 0.6:1. At September 30, 2003, the Company had outstanding short-term debt of $57.4 million, consisting of $40.5 million of its 8% Convertible Senior Subordinated Debentures that are due in August 2004 and $16.9 million under the Loan and Security Agreement with Wells Fargo Foothill, Inc. (“Foothill”). The aggregate amount of outstanding letters of credit was $3.1 million. At September 30, 2003, the Company had a nominal amount of unused availability under the Foothill credit facility.

In addition, the Company has significant long-term obligations relating to operating leases for aircraft and spare engines. In 2002 and 2001, the Company paid amounts less than its original contractual aircraft rent obligations under agreements with its lessors that amended the terms of the original aircraft lease agreements to provide for the repayment of the unpaid contractual rent obligations. The accrual for unpaid contractual rent obligations is $8.9 million and is included as accrued rent in the current liabilities section of the Balance Sheet at September 30, 2003. During the remainder of 2003, the Company is not liable for any repayment of this contractual accrued rent obligation. However, the Company will repay this obligation in 2004 based on a percentage of 2003 net income, and in later years if necessary.

On April 23, 2003, the Company was granted conditional approval from the Air Transportation Stabilization Board (“ATSB”) for a federal loan guarantee of $27.0 million with respect to a $30.0 million term loan facility. This approval is subject to several conditions, including:

•	all the conditions contained in the Air Transportation Safety and System Stabilization Act and regulations thereunder;

•	structural and financial enhancements acceptable to the ATSB;

•	resolution of certain issues involving collateral;

•	receipt by the ATSB of additional compensation in amounts or on terms acceptable to the ATSB;

•	final documents and agreements in form and substance satisfactory to the ATSB; and

•	satisfactory completion of due diligence by the ATSB.

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

On July 23, 2003, the Company commenced an exchange offer for its outstanding 8% Convertible Senior Subordinated Debentures Due August 2004. The Company offered to exchange up to $40.5 million principal amount of newly issued 8% Convertible Senior Subordinated Debentures Due August 2009 for an equal principal amount of existing convertible debentures tendered. The exchange offer was subject to various conditions, including the tender of at least $38.5 million principal amount, or approximately 95%, of the outstanding existing debentures. This condition was not satisfied and the exchange offer expired on October 9, 2003.

On November 11, 2003, the Company announced that it entered into agreements with three institutional holders of its existing debentures. Under the agreements, these investors will acquire $25,545,000 principal amount of the Company’s newly issued six-year 8% Convertible Senior Subordinated Debentures in exchange for $22,545,000 principal amount of the Company’s existing 8% Convertible Senior Subordinated Debentures Due 2004 and $3,000,000 in cash. The new debentures will be convertible at a price of $3.20 per share and will not be callable for one year. The new debentures may be called by the Company at 100% of the principal amount after one year if the Company’s common stock closes at a price equal to or greater than 200% of the conversion price for 20 of 30 consecutive trading days, and after two years if the common stock closes for a similar period at a price equal to or greater than 150% of the conversion price. After three years, the Company may call the new debentures at any time at 100% of the principal amount, regardless of stock price. The closing is subject to various conditions including stockholder approval, concurrent funding of the ATSB guaranteed loan, termination of the Foothill loan facility, and the call for redemption of the remaining outstanding existing debentures. The Company’s goal is to complete the debenture restructuring, receive final ATSB approval and close the ATSB guaranteed loan by the middle of December. Upon closing of the issuance and exchange of the convertible debentures and ATSB guaranteed loan, the Company intends to call the entire remaining principal amount of existing debentures at a redemption price of 101.143% pursuant to the provisions of the indenture.

As a result of the Company’s high financial leverage:

• The Company has very limited ability to obtain additional financing. The Company’s existing debt is secured by substantially all of its assets. In addition, the terms of its existing credit facility restrict its ability to incur additional indebtedness or issue equity securities unless it uses the proceeds of those transactions to prepay amounts outstanding under the credit facility. The ATSB guaranteed loan, if obtained, will also be secured by substantially all of the Company’s assets and will contain restrictive provisions which would require prepayments in the event that the Company sells any significant assets, receives proceeds from future borrowings from other sources and issuances of certain securities or receives net proceeds from insurance and condemnation.

• The Company’s ability to fund general corporate requirements, including capital expenditures, may be impaired. The Company has substantial obligations to pay principal and interest on its debt and other recurring fixed costs. Further, if the Company obtains the ATSB guaranteed loan, it may be required to prepay portions of such loan under various circumstances. Accordingly, the Company may have to use its working capital to fund such payments and other recurring fixed costs instead of funding general corporate requirements.

• The Company’s ability to respond to competitive developments and adverse economic conditions may be limited. Without the ability to obtain additional financing and with substantial fixed costs, the Company may not be able to fund the capital expenditures required to keep it competitive or to withstand prolonged adverse economic conditions.

• If the Company does not obtain the ATSB guaranteed loan and, therefore, does not terminate its existing Foothill credit facility, under the terms of such credit facility, the Company will be obligated to complete by May 29, 2004 an amendment to, extension or refinancing of, or other modification to the existing debentures in form and on terms and conditions satisfactory to Foothill. If the Company fails to so amend, extend, refinance or modify the existing debentures, the Company’s lenders may declare all of its obligations under the existing Foothill credit facility immediately due and payable.

Although there can be no assurances, World Airways believes that the combination of its existing contracts and additional business which it expects to obtain, its existing cash and current or anticipated financing arrangements, will be sufficient to allow the Company to meet its cash requirements related to operating expenses and capital requirements for 2003.

Cash Flows from Operating Activities

Operating activities provided $15.0 million in cash during the nine months ended September 30, 2003 compared to providing $11.9 million in the comparable 2002 period. The cash provided in 2003 principally reflects the $14.5 million net earnings offset by a $4.3 million increase in accounts receivable, plus a $0.7 million increase in cash due to changes in other operating assets and liabilities, and net non-cash statement of operations charges of $4.1 million. The cash provided in 2002 principally reflects the $8.8 million net earnings, a $7.1 million increase in accounts payable and accrued expenses, and net non-cash income statement charges of $2.2 million, offset by a $3.3 million increase in accounts receivable and a net increase of $2.9 million in other operating assets and liabilities.

Cash Flows from Investing Activities

Investing activities used $1.7 million in the first nine months of 2003 compared to using $1.6 million in the comparable period of 2002. In both 2003 and 2002, cash was used for the purchase of rotable spare parts and other fixed assets.

Cash Flows from Financing Activities

Financing activities used $8.4 million in cash for the nine months ended September 30, 2003, which was primarily due to the payment of deferred aircraft rent. For the nine months ended September 30, 2002, financing activities used $1.2 million, which was primarily due to a reduction in the amount owed under the Accounts Receivable Management and Security Agreement with GMAC Commercial Credit, LLC of $9.5 million and debt repayments of $1.3 million offset by deferred aircraft rent obligations of $9.7 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Part I, Item 3, of this report should be read in conjunction with Part II, Item 7a of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The information contained herein is not a quantitative and qualitative discussion about market risk the Company faces, but rather updates disclosures made in the aforementioned filing.

World Airways continues to have no material exposure to market risks.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the quarter ended September 30, 2003. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the quarter ended September 30, 2003 have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. The Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

1. The Company filed a Current Report on Form 8-K to the Securities and Exchange Commission on July 25, 2003 in connection with a press release issued on July 25, 2003, announcing the tentative agreement to extend the flight attendant collective bargaining agreement until August 31, 2006, subject to ratification by the flight attendants.

2. The Company filed a Current Report on Form 8-K to the Securities and Exchange Commission on August 1, 2003 in connection with a press release issued on July 31, 2003, announcing the extension of an existing contract with Sonair Serviceo Aero, S.A.R.L. of Luanda, Angola.

3. The Company furnished a Current Report on Form 8-K to the Securities and Exchange Commission on August 4, 2003 in connection with a press release issued on August 4, 2003, announcing the Company’s financial results for the quarter ended June 30, 2003.

4. The Company filed a Current Report on Form 8-K to the Securities and Exchange Commission on September 9, 2003 in connection with a press release issued on September 10, 2003, announcing that the Company’s flight attendants ratified the collective bargaining agreement proposed in July to extend the flight attendant collective bargaining agreement until August 31, 2006.

5. The Company filed a Current Report on Form 8-K to the Securities and Exchange Commission on September 10, 2003 in connection with a press release issued on September 10, 2003, announcing the signing of a new contract with TM Travel to provide service between Honolulu, Hawaii and Las Vegas, Nevada.

6. The Company filed a Current Report on Form 8-K to the Securities and Exchange Commission on September 17, 2003 in connection with a press release issued on September 17, 2003, announcing the signing of a $126 million contract to support Air Force passenger flying and an update on 2003 financial guidance (the fifth paragraph of the press release was furnished pursuant to Regulation FD and thus not deemed filed with the Commission).

*   *   *   *   *   *   *   *   *   *   *   *   *   *   *

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2003

WORLD AIRWAYS, INC.

	By:	/s/ Gilberto M. Duarte, Jr.

Gilberto M. Duarte, Jr.
Principal Accounting and Financial Officer