Form 10-K
period 2003-12-31
WORLD AIRWAYS INC /DE/
filed 2004-03-29
CIK 949240

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-26582

World Airways, Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-1358276
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

HLH Building, 101 World Drive, Peachtree City, GA (Address of principal executive offices)	30269 (Zip Code)

Registrant’s telephone number, including area code:

(770) 632-8000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

NONE

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock ($.001 par value)	The Nasdaq Stock Market, Inc.

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

      Indicate by check mark whether the registrant is an accelerated filer (as described in Exchange Act Rule 12b-2).     Yes ☐          No ☑

      Aggregate market value of Common Stock held by non-affiliates as of June 30, 2003 was approximately $20,204,000.

      As of the close of business on March 3, 2004, 11,446,598 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of World Airways, Inc.’s Notice of Annual Stockholder’s Meeting and Proxy Statement, to be filed within 120 days after the end of the registrant’s fiscal year, are incorporated by reference into Part III of this Report.

WORLD AIRWAYS, INC.

2003 ANNUAL REPORT ON FORM 10-K

PART I

Item 1.	Business

      World Airways, Inc. (“World Airways” or the “Company”) was organized in March 1948 and is a U.S. certificated air carrier. Airline operations account for 100% of the Company’s operating revenue. World Airways provides long-range passenger and cargo charter and wet lease air transportation, serving the U.S. Government, international passenger and cargo air carriers, tour operators, international freight forwarders and cruise ship companies. As of December 31, 2003, the Company operated eleven MD-11 and seven DC-10-30 aircraft. The principal executive offices of World Airways are located in The HLH Building, 101 World Drive, Peachtree City, Georgia 30269 and the Company’s telephone number is (770) 632-8000.

      The Company desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”). This report contains forward looking statements that are subject to risks and uncertainties including, but not limited to, those set forth under “Risk Factors” below or detailed from time to time in the Company’s periodic reports filed with the Securities and Exchange Commission (which reports are available from the Company upon request). These various risks and uncertainties may cause the Company’s actual results to differ materially from those expressed in any of the forward looking statements made by, or on behalf of, the Company in this report.

Available Information

      The Company makes its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, available free of charge under the Investor Relations page on its website, www.worldairways.com, as soon as reasonably practicable after such reports are electronically filed with the Securities and Exchange Commission. In addition, the Company’s Code of Ethics for Chief Executive and Senior Financial Officers, which applies to the Company’s principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions, is posted on the Company’s website. The Company intends to disclose any amendments to, or waivers of, this Code of Ethics on its website.

Recent Developments

      The Company’s cockpit crewmembers are represented by the International Brotherhood of Teamsters (the “Teamsters”) and are subject to a collective bargaining agreement that became amendable June 30, 2003. In December 2003, the Company announced that it would begin negotiations with the cockpit crewmembers in January 2004. It was also announced that the Teamsters had requested mediation services from the National Mediation Board (the “NMB”). Following three days of negotiations in January 2004, the Company and representatives of the Teamsters reached a tentative agreement for a contract extension. However, on February 27, 2004, the Company received notification that the tentative agreement was not ratified by a majority of the Teamsters membership. The Company will reconvene negotiations with the Teamsters at a later date.

      In February 2004, the Company announced that its Chairman and Chief Executive Officer (“CEO”), Hollis L. Harris gave notice to the board of directors of his plan to retire from the Company. Effective April 1, 2004, Mr. Harris will give up the title of CEO and he will retire from the board of directors at the Company’s May 6, 2004 annual meeting of stockholders. General Ronald R. Fogleman will be named non-executive Chairman of the board effective at the May 6, 2004 annual meeting of stockholders. The Company intends to retain Mr. Harris as a consultant for a period of up to two years. Randy J. Martinez, President and Chief Operating Officer, will become President and Chief Executive Officer and Jeffrey L. MacKinney, Senior Vice President of Planning and Corporate Development, will become Chief Operating Officer, both effective April 1, 2004. Mr. Martinez will also become a member of the board of directors to fill the unexpired term of Dato’ Wan Malek Ibrahim on April 1, 2004.

      In the first quarter of 2004, the Company returned to its lessor one of its DC-10-30 freighter aircraft. The term of the lease agreement for another DC-10 freighter aircraft has expired. The Company is currently negotiating with the lessor regarding various issues relating to the return of this aircraft and expects to resolve them during the second quarter of 2004. Under the terms of the lease, the Company has continued to pay rent on a month-to-month basis on this aircraft until its return is accepted by the lessor.

      In a February 6, 2004 press release, the Company announced its intention to introduce two Boeing 767-300ER passenger aircraft to its fleet in the fourth quarter of 2004. These new aircraft are intended to replace two DC-10-30 passenger aircraft that will be returned to their lessor at scheduled lease termination dates in the second half of 2004. Following an extensive review of the Boeing 767 market, the Company has identified several B767-300ER aircraft that meet its technical and financial requirements. However, because these particular aircraft are not available until the first half of 2005, the Company has elected to defer this introduction until the first part of 2005. The Company anticipates executing commitment letters for these aircraft during the second quarter of 2004.

      On December 30, 2003, the Company completed a major financial restructuring under which it (a) closed a $30.0 million term loan facility (the “ATSB Loan”) backed by a $27.0 million guarantee issued by the Air Transportation Stabilization Board (“ATSB”); (b) issued $25.5 million principal amount of 8.0% Convertible Senior Subordinated Debentures due 2009 (the “New Debentures”) in exchange for $22.5 million principal amount of the Company’s then existing 8.0% Convertible Senior Subordinated Debentures due 2004 (the “Old Debentures”) and $3.0 million cash; (c) called for redemption the remaining balance of $18.0 million of the Old Debentures; and (d) terminated the Wells Fargo Foothill, Inc. Loan and Security Agreement (the “Foothill Facility”). As additional compensation for the federal loan guarantee, the Company issued to the ATSB warrants to purchase an aggregate of 2,378,233 shares of Common Stock. As a condition of the ATSB Loan, the Company was required to exit the Foothill Facility prior to the contractual term. As a result, the Company was required to pay an early termination fee to Wells Fargo Foothill, Inc., including expenses, of $1.3 million. The ATSB Loan agreement contains a number of financial and negative covenants that the Company must observe throughout the term of the ATSB Loan. The $18.0 million principal amount of the remaining Old Debentures was redeemed on January 28, 2004. See Note 7 in the “Notes to Consolidated Financial Statements” in Item 8 for additional information.

Ownership

      At December 31, 2003, Naluri Berhad, a Malaysian aviation company, owned 10.7% of the outstanding Common Stock of World Airways and the balance was widely held.

Overview & Operating Environment

      World Airways focuses its marketing efforts on the United States Air Force (“USAF”) Air Mobility Command (“AMC”), freight operators, freight forwarders, cruise ship companies, tour operators and international airlines. The Company increases its potential customer base by being able to serve both passenger and cargo customers with its passenger and cargo aircraft. The Company can respond to rapidly changing market conditions and requirements because its fleet of passenger aircraft can be deployed in a variety of configurations.

      The Company’s operating philosophy is to build on its existing relationships to achieve a strong platform for future growth while at the same time expanding its commercial passenger and cargo business. The Company’s strategy is based, first and foremost, upon providing the highest level of service to its customers, thereby maintaining and expanding the amount of business being done with existing customers.

      Historically most of the Company’s contracts have required the Company to supply aircraft, crew, maintenance, and insurance (“ACMI” or “wet lease”) and the Company’s customers were responsible for other operating costs, including fuel. In recent years the Company has increased its operations under “full service” contracts whereby, in addition to ACMI costs, the Company is responsible for most other costs associated with flight operations including landing fees, ground handling and fuel. The Company attempts to maximize profitability by entering into both ACMI contracts and full service agreements that meet the requirements of its customers. Under both types of contracts, the customer bears the risk of utilizing the aircraft’s passenger and/or cargo capacity.

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

      Similar to other air transportation companies, the Company’s business is seasonal. During the early part of the first quarter, the Company typically experiences lower levels of utilization and revenue per block hour (“yield”) due to lower demand relative to other times of the year. The Company experiences higher levels of utilization and yield mid-year associated with leisure travel demand during the peak summer vacation season. During the fall, the cargo market typically increases as the Christmas season approaches.

      The market for ACMI and full service charter business is highly competitive. Certain air carriers that the Company competes with have substantially greater financial resources and more extensive facilities and equipment than the Company. The Company believes that the most important bases for competition in the charter business include the range as well as passenger and payload capacities of the aircraft, in addition to the price, flexibility, quality and reliability of the air transportation service provided. Competitors in the passenger charter market include North American Airlines, Omni Air International, Miami Air and American Trans Air and in the cargo charter market include cargo carriers Atlas Air (including Polar Air Cargo), Gemini Air Cargo, Evergreen, Centurion Air Cargo, as well as scheduled and non-scheduled passenger carriers that have substantial belly capacity. The ability of the Company to compete depends, in part, upon its success in convincing customers that outsourcing a portion of their business is cost-effective.

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

      Passenger revenue from USAF contracts is based on “available seat miles”, which are defined as the number of miles an aircraft flies multiplied by the number of seats available on the aircraft. Cargo revenue from USAF contracts is based on “ton miles”, which is defined as the number of miles an aircraft flies multiplied by the number of tons available on the aircraft. The Company generally charges customers other than the USAF on a block hour basis rather than on a per seat, per pound or seat mile basis. ”Block hours” are defined as the elapsed time from the moment wheel blocks are removed from the aircraft at the point of origin to the time when the wheel blocks are again put in place at the aircraft’s destination. The Company generally charges a lower rate per block hour for ACMI contracts than for full service contracts, although it does not necessarily earn a lower profit.

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

      The Company has unsold capacity in the second quarter of 2004 and beyond; however, historically it has been successful in obtaining additional business to utilize some or all of its available capacity. Although there can be no assurance that it will be able to secure additional business to utilize unsold capacity, the Company is actively seeking additional business for 2004 and beyond.

Customers

      The Company is highly dependent on revenues from the USAF and the loss of the USAF as a customer would have a material adverse effect on the Company. The Company’s principal customers, and the percent of revenues from those customers, for the last three years were as follows:

	2003	2002	2001

USAF	74.7%	72.2%	64.1%
Menlo Worldwide (“Menlo”, formerly Emery Air Freight Corporation)	5.8%	8.0%	9.4%
Sonair Serviceo Aereo (“Sonair”)	5.8%	5.8%	8.3%
P.T. Garuda Indonesia (“Garuda”)	—	—	5.5%

      USAF. The Company has provided air transportation services, principally on an international basis, to the USAF since 1956. In exchange for requiring pledges of aircraft to the Civil Reserve Air Fleet (“CRAF”) for use in times of national emergency, the USAF grants awards to CRAF participants for peacetime transportation of personnel and cargo.

      The USAF awards points to air carriers acting alone or through teaming arrangements in proportion to the number and type of aircraft made available to CRAF. The Company utilizes teaming arrangements to maximize the value of potential awards. The USAF grants fixed awards for transportation to CRAF participants. These “fixed” awards provide for known and determinable amounts of revenue to be received during the contract period, which runs from October 1st to September 30th, in exchange for air transportation services. In addition, CRAF participants may be awarded additional revenue during the contract period for air transportation services required beyond those specified in the fixed awards. The Company refers to this additional revenue as “expansion” revenue. The following table shows the original contract awards (in millions) which include fixed and an expansion estimate for 2003 and 2002, and run from October 1st to September 30th. The actual revenue from the USAF for each of the Company’s last three fiscal years is shown below the contract award amounts.

	2003	2002	2001

Original contract award (year ended September 30th)	$120.0	$175.0	$127.0

Fixed passenger revenue earned	$73.6	$125.3	$121.5
Expansion passenger revenue earned	207.1	141.5	79.8
Cargo fixed and expansion revenue earned	74.0	10.8	2.5

Total revenue earned (year ended December 31st)	$354.7	$277.6	$203.8

      Differences in the composition of the teaming arrangements, aircraft used to support the contract and a smaller long-term expansion budget led to the difference in the contract value for the Company between 2003 and 2002.

      The original contract award for the year beginning October 1, 2003 and ending September 30, 2004 is $125.8 million for fixed flying. The USAF did not incorporate long-term expansion flying into the contract for fiscal year 2004. The Company also will receive additional expansion business during the fiscal year 2004 contract period for less predictable flying and other short notice requirements.

      In February 2003, the Secretary of Defense gave authority to the commander, U.S. Transportation Command (USTRANSCOM), to activate Stage I of the CRAF to provide the Department of Defense additional airlift capability to move U.S. troops and military cargo. This measure was necessary due to increased operations associated with the build-up of U.S. forces in the Persian Gulf region. CRAF aircraft are U.S. commercial passenger and cargo aircraft that are contractually pledged to move passengers and cargo when the Department of Defense’s airlift requirements exceed the capability of U.S. military aircraft and volunteer commercial aircraft.

      The authority to activate CRAF Stage I involved 22 U.S. airline companies and their 78 commercial aircraft — 47 passenger aircraft and 31 wide-body cargo aircraft. While the authority was for all 78 commercial aircraft in the CRAF Stage I program, the USTRANSCOM commander only activated 47 passenger aircraft. U.S. military airlift aircraft and CRAF volunteered commercial cargo aircraft were sufficient to meet the cargo airlift requirements.

      The Company had three MD-11 passenger aircraft activated under CRAF Stage I. The Company also had one MD-11 cargo aircraft under Stage I, but it was not activated. The activation became effective February 9, 2003 and lasted through and including June 17, 2003 for a total of 129 days.

      Revenue generated from the USAF under the CRAF activation during 2003 was $41.0 million. Revenue from the USAF will continue to be a significant portion of total revenues for the Company in 2004, however, the Company cannot determine how future military spending budgets, airlift requirements, national security considerations and balanced CRAF and teaming arrangements will combine to affect future business with the USAF.

      Menlo. The Company has provided an MD-11F freighter aircraft to Menlo Worldwide (formerly Emery Air Freight Corporation) since October 1998. The program for the aircraft, which has been extended through December 2004, primarily operates five days per week flying round trip between Dayton, Ohio, and Brussels, Belgium. The Company provided additional ad hoc cargo service with its DC-10-30 freighter aircraft for Menlo during fiscal 2003.

      Sonair. In November 2000, the Company began operating regular private charter air service for Sonair, a subsidiary of Angola’s National Oil Company, SONANGOL, in support of Angola’s developing petroleum industry. Initial service was provided between Houston, Texas, and Luanda, Angola, twice a week. In January 2003, the Company began flying a third weekly flight for Sonair between Houston, Texas, and Malabo, Equatorial Guinea. In July 2003, the Company announced an extension of the Sonair agreement to June 2004 that resulted in total 2003 revenues in excess of $27.0 million. The new contract extension also includes two one-year renewal options that could further extend the relationship to June 2006 and provide a total of $85 million in revenue over the three-year term.

      Garuda. The Company has flown for Garuda periodically since 1973. The Company operated three aircraft for Garuda during the 2001 Hadj pilgrimage. The Company did not provide Hadj airlift services in 2003 or 2002 because of weakened demand and various security considerations due to the September 11, 2001 events. The Company does not have plans to provide this service in the foreseeable future.

      Information concerning the classification of the Company’s revenues comprising 10% or more of total operating revenues is presented in the following table (in millions):

	Year Ended December 31,

	2003	2002	2001

Passenger Charter Operations	$343.3	$306.5	$279.2
Cargo Charter Operations	128.5	76.0	37.3

Backlog

      The Company had contract backlog of $158.4 million and $154.5 million at December 31, 2003 and 2002, respectively. Approximately 75% of the backlog at December 31, 2003 relates to the Company’s contract with the USAF, and the entire $158.4 million of backlog relates to air transportation services for 2004. See Note 12 of the Company’s “Notes to Consolidated Financial Statements” in Item 8 for additional information regarding major customers and foreign source revenue.

Maintenance

      Airframe and engine maintenance costs, which account for most of the Company’s maintenance expenses, typically increase as the aircraft fleet ages. The Company outsources major airframe maintenance and engine work to several suppliers. The Company has agreements expiring in 2005 with Delta Air Lines for off-wing maintenance on the Pratt & Whitney 4462 engines that power its MD-11 aircraft, and repair of MD-11 aircraft and its components. The Company also has maintenance agreements with Triumph Air Repair (“Triumph”) for the repair of auxiliary power units on the MD-11 and DC-10-30 aircraft. The agreements with Triumph will expire in 2004 and 2005, respectively. The Company has a maintenance agreement with Honeywell for wheel and brake repairs on both aircraft types that will expire in 2006. In addition, the Company has a landing gear overhaul/exchange program with McDonnell Douglas/ Boeing that expires after all landing gear listed in the contract will have been overhauled, which should be in the first quarter of 2004.

Aviation Fuel

      The Company incurs fuel expenses for full-service flights provided to customers. Certain full service contracts contain terms that limit the Company’s exposure to increases in fuel prices. However, the terms of such contracts are renewed annually and take estimated market prices for fuel for the period under contract into consideration. Both the cost and availability of aviation fuel are subject to many economic and political factors and events occurring throughout the world and remain subject to various unpredictable economic and market factors that affect the supply of all petroleum products. Fluctuations in the price of fuel have not had a significant impact on the Company’s operations because, in general, the Company’s contracts with its customers that cover 96% of fuel purchased limit the Company’s exposure to increases in fuel prices. Substantial increases in the price or the unavailability of aviation fuel could have a material adverse effect on the Company.

      The Company’s primary sources of aviation fuel are major oil companies at commercial airports and from United States military organizations at military bases. The Company’s current fuel purchasing policy consists of the purchase of fuel within seven days in advance of all flights based on current prices set by individual suppliers. The Company annually solicits quotes for prices of aviation fuel from a group of suppliers at each location. The Company does not purchase fuel under long-term contracts nor does the Company enter into futures or fuel swap contracts.

Regulatory Matters

      Since it was founded in 1948, the Company has been authorized to engage in commercial air transportation by the Department of Transportation (“DOT”) or its predecessor agencies. The Company is currently authorized to engage in scheduled and charter air transportation to provide combination (persons, property and mail) and all-cargo services between all points in the U.S., its territories and possessions. It also holds worldwide charter authority for both combination and all-cargo operations. In addition, the Company is authorized to conduct scheduled combination services to the foreign points listed in its DOT certificate. The Company also holds certificates of authority to engage in scheduled all-cargo services to a limited number of foreign destinations. The Company does not currently operate any scheduled services on its own behalf.

      The Company is subject to the jurisdiction of the Federal Aviation Administration (“FAA”) with respect to aircraft maintenance, flight operations, equipment, aircraft noise, ground facilities, dispatch, communications, training, weather observation, flight time, crew qualifications, aircraft registration and other matters affecting air safety. The FAA requires air carriers to obtain an operating certificate and operations specifications authorizing the carriers to operate to particular airports on approved international routes using specified equipment. These certificates and specifications are subject to amendment, suspension, revocation, or termination by the FAA. In addition, all of the Company’s aircraft must have and maintain certificates of airworthiness issued or approved by the FAA. The Company currently holds an FAA air carrier operating certificate and operations specifications under Part 121 of the Federal Aviation Regulations. The FAA has the

authority to suspend temporarily or revoke permanently the authority of the Company or its licensed personnel for failure to comply with regulations promulgated by the FAA and to assess civil penalties for such failures.

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

      In 2000, the FAA issued an Airworthiness Directive (“AD”) that will require the replacement of insulation blankets on the Company’s MD-11 aircraft by June 2005. The Company has begun replacement of the affected insulation blankets on MD-11 aircraft. This is being accomplished in phases, during scheduled maintenance work, to minimize the impact on operational availability. The Company presently estimates the cost of replacement, including labor and material, will total approximately $0.5 million per aircraft and approximately 31% of this work was complete as of December 31, 2003.

      In March 2001, the FAA issued a rule that requires the Company to install enhanced ground proximity warning systems in its aircraft by March 2005. The Company currently estimates that the cost of such installation will be approximately $77,000 per MD-11 aircraft and $129,000 per DC-10-30 aircraft. In October 2001, the FAA also issued an AD that requires the Company to modify the engine thrust reversers on its DC-10-30 aircraft by October 1, 2006 and will cost approximately $0.5 million per aircraft. In response to the events of September 11th, the FAA issued Special Federal Aviation Regulation (“SFAR”) 92 in October 2001 regarding general aircraft and cockpit security. The Company has complied with SFAR 92 by installing new cockpit doors on all its passenger aircraft. Three cargo aircraft are operating under SFAR 92 guidelines with the required restraint bars and new cockpit doors are to be installed in the first quarter of 2004. There may be other aircraft modifications that may be required in the future under the SFAR.

      In the fall of 2003, the FAA issued an AD that requires the replacement of the ring case located in the compressor area of the Company’s MD-11 engines. The Company presently estimates that it will incur approximately $0.3 million per engine, subject to further negotiations with the engine manufacturer related to cost-sharing for this AD. This work must be accomplished by June 30, 2009.

      Due to increased airport security needs as a result of the September 11th events and the potential for future terrorist attacks, Congress enacted in November 2001 the Aviation and Transportation Security Act (the “Security Act”) which established the Transportation Security Administration (the “TSA”) within the DOT. Consistent with the Security Act, the TSA imposed a security service fee, effective February 1, 2002, in the amount of $2.50 per enplanement on passengers of domestic and foreign air carriers in air transportation, foreign air transportation, and intrastate air transportation originating at airports in the United States. The passengers are not charged for more than two enplanements per one-way trip or four enplanements per round trip. Beginning in 2002, the Company also has to remit an additional $330,000 annually through 2004 to cover TSA’s aviation security infrastructure fees. This additional fee was imposed on air carriers because current passenger fees were insufficient to cover TSA’s costs of providing civil aviation security services. The air carriers must remit these imposed fees monthly to the TSA by the last calendar day of the following month. From June 2003 through September 2003, the TSA suspended all airlines’ requirement to remit both the per passenger fee and the monthly infrastructure fee.

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

      Several aspects of airline operations are subject to regulation or oversight by Federal agencies other than the DOT or FAA. For instance, labor relations in the air transportation industry are generally regulated under the Railway Labor Act, which vests in the National Mediation Board certain regulatory powers with respect to disputes between airlines and labor unions arising under collective bargaining agreements. In addition, the Company is subject to the jurisdiction of other governmental entities, including (i) the Federal Communications Commission (“FCC”) regarding its use of radio facilities pursuant to the Federal Communications Act of 1934, as amended, (ii) the Commerce Department, the Customs Service, the Immigration and Naturalization Service, and the Animal and Plant Health Inspection Service of the Department of Agriculture regarding the Company’s international operations, (iii) the Environmental Protection Agency (the “EPA”) regarding compliance with standards for aircraft exhaust emissions, and (iv) the Department of Justice regarding certain merger and acquisition transactions. The Company believes it is in substantial compliance with all applicable regulatory requirements.

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

      Due to its participation in the CRAF program of the USAF, the Company is subject to inspections by the military approximately every two years as a condition of retaining its eligibility to perform military charter flights. The last such inspection was undertaken in 2003 and the Company met the requirements for continued participation in the CRAF program. The USAF may terminate its contract with the Company if the Company fails to pass such inspection or otherwise fails to maintain satisfactory performance levels, if the Company loses its airworthiness certificate or if the aircraft pledged to the contracts lose their U.S. registry or are leased to unapproved carriers.

Employees

      As of December 31, 2003, the Company had 1,241 full time equivalent employees classified as follows:

Classification	Employees	%

Officers	13	1.0
Administrative and Operations	383	30.9
Cockpit Crew	344	27.7
Flight Attendants	501	40.4

Total Employees	1,241	100.0

      The Company’s cockpit crewmembers are represented by the Teamsters and are subject to a collective bargaining agreement that became amendable June 30, 2003. In December 2003, the Company announced that it would begin negotiations with the cockpit crewmembers in January 2004. It was also announced that the Teamsters had requested mediation services from the NMB. Following three days of negotiations in January 2004, the Company and representatives of the Teamsters reached a tentative agreement for a contract extension. However, on February 27, 2004, the Company received notification that the tentative agreement was not ratified by a majority of the Teamsters membership. The Company will reconvene negotiations with the Teamsters at a later date.

      On September 2, 2003, the Company’s flight attendants, who are also represented by the Teamsters, ratified a new three-year collective bargaining agreement that has a new amendable date of August 31, 2006. The agreement includes pay increases and other benefit changes requested by the flight attendants, while providing the Company work-rule changes in support of its financial goals.

      The Company’s aircraft dispatchers, who are represented by the Transport Workers Union (“TWU”), are subject to a collective bargaining agreement that became amendable December 31, 2003. Fewer than 15 Company employees are covered by this collective bargaining agreement. The Company and the TWU commenced formal negotiations in January 2004.

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

Risk Factors

      The Company cautions the reader that the risk factors discussed below may not be exhaustive. The Company operates in a continually changing business environment and new risk factors emerge from time to time. The Company cannot predict such new risk factors, nor can it assess the impact, if any, of such new risk factors on the Company’s business or the extent to which any factor or combination of factors may cause actual results to differ materially from those expressed in any forward-looking statement.

The Company’s substantial debt and operating lease obligations limit its ability to fund general corporate requirements, limit its flexibility in responding to competitive developments and increase its vulnerability to adverse economic and industry conditions.

      At December 31, 2003, the Company had $57.2 million of long-term debt outstanding, including $30.0 million outstanding under the ATSB Loan and $25.5 million aggregate principal amount of the New Debentures. In addition, the Company has significant long-term obligations relating to operating leases in connection with its aircraft and spare engines and its leased real property. At December 31, 2003, these obligations totaled $286.3 million through 2008 and $248.7 million thereafter.

      As a result of the Company’s high financial leverage:

•	The Company does not have the ability to obtain additional financing. The Company’s indebtedness outstanding under the ATSB Loan is secured by substantially all of its assets. In addition, the ATSB Loan contains restrictive provisions which require prepayments in the event that the Company sells any significant assets, receives proceeds from future borrowings from other sources and issuances of certain securities, or receives net proceeds from insurance and condemnation.

•	The Company’s ability to fund general corporate requirements, including capital expenditures, may be impaired. The Company has substantial obligations to pay principal and interest on its debt and other recurring fixed costs. Further, the Company may be required to prepay portions of the ATSB Loan under various circumstances. Accordingly, the Company may have to use its working capital to fund such payments and other recurring fixed costs instead of funding general corporate requirements.

•	The Company’s ability to respond to competitive developments and adverse economic conditions may be limited. Without the ability to obtain additional financing and with substantial fixed costs, the Company may not be able to fund the capital expenditures required to keep it competitive or to withstand prolonged adverse economic conditions.

The covenants contained in the loan agreement governing the ATSB Loan and the covenants included in the Company’s operating leases may limit the Company’s financial and operating flexibility.

      The ATSB Loan and the operating leases relating to some of the Company’s aircraft contain restrictive covenants that impose significant operating and financial restrictions on the Company. Under the loan agreement governing the ATSB Loan, the Company is subject to certain covenants pursuant to which the Company must satisfy various financial covenants requiring it to maintain a certain amount of unrestricted cash or cash equivalents and to comply with certain financial ratios.

      In addition, the ATSB Loan agreement also contains a number of negative covenants, including, but not limited to, restrictions on:

•	granting additional liens on the Company’s property or making significant investments;

•	paying dividends, redeeming capital stock, repricing outstanding stock options or repaying indebtedness other than the ATSB Loan;

•	liquidating, winding up, dissolving or engaging in certain acquisitions or certain sale-leaseback transactions;

•	engaging in certain transactions with affiliates or certain asset sales;

•	engaging in any business unrelated to the Company’s existing business;

•	consolidating, merging with or into another entity or selling substantially all of the Company’s assets unless certain conditions are satisfied; and

•	amending the terms of agreements relating to the Company’s other indebtedness for borrowed money or granting any additional negative pledges.

      These restrictions and requirements may limit the Company’s financial and operating flexibility. In addition, if the Company fails to comply with these restrictions or to satisfy these requirements, its obligations under the ATSB Loan and its operating leases may be accelerated. The Company cannot assure its stockholders that it would be able to satisfy all of these obligations upon acceleration. The failure to satisfy these obligations would materially adversely affect the Company’s business, operations and financial results as well as the value of the Company’s Common Stock.

Fluctuations in interest rates could adversely affect the Company’s liquidity, operating expenses and results.

      Under the ATSB Loan, $27.0 million of the Company’s indebtedness bears interest at fluctuating interest rates based on the lender’s weighted average cost of issuing commercial paper, and if the loan is assigned to a third party, will bear interest based on the London interbank offered rate (“LIBOR”). The balance of the Company’s indebtedness under the ATSB Loan bears interest at fluctuating rates based on LIBOR. LIBOR rates tend to fluctuate based on general economic conditions, general interest rates, including the prime rate, and the supply of and demand for commercial paper or for credit in the London interbank market. The Company has not hedged its interest rate exposure and, accordingly, the Company’s interest expense for any particular period may fluctuate based on LIBOR rates. To the extent these rates increase, the Company’s interest expense will increase, in which event the Company may have difficulties making interest payments and funding its other fixed costs and its available cash flow for general corporate requirements may be adversely affected.

If the Company loses the U.S. Air Force as a customer, its business would be significantly adversely affected.

      The Company is highly dependent on revenues from the U.S. Air Force. Revenues from USAF represented 74.7% and 72.2% of the Company’s total revenues for the years ended December 31, 2003 and 2002, respectively. The Company provides transportation services to the USAF under annual contracts. If the Company loses these contracts with the USAF, or if the USAF reduces substantially the amount of business it awards to the Company in a given year, the Company may not be able to replace the lost business and its financial condition and results of operations could be materially adversely affected. The Company believes that the USAF will continue to contribute a significant portion of the Company’s total revenues in 2004, but the lessening of military activities in connection with the conflict in Iraq may reduce the USAF’s demand for transportation services, which could negatively affect the Company’s results of operations in 2004.

The Company’s non-military customers may cancel or default on their contracts with the Company.

      Non-military customers who have contracted with the Company may cancel or default on their contracts, and the Company may not be able to obtain other business to cover the resulting loss in revenues. For the year ended December 31, 2003, the Company’s five largest non-military customers accounted for approximately 20.2% of its total operating revenues. If these customers cancel or default on their obligations and the Company is not able to obtain other business, its financial position could be materially adversely affected.

If the Company is unable to maintain high utilization rates for its aircraft, the Company’s business will suffer.

      Due to the high fixed costs of leasing and maintaining the Company’s aircraft and costs for cockpit crew members and flight attendants, each of the Company’s aircraft must have high utilization in order for the Company to operate profitably. Although the Company’s preferred strategy is to enter into long-term contracts with its customers, the terms of the Company’s existing customer contracts are in most cases substantially shorter than the terms of the Company’s lease obligations with respect to its aircraft. The Company cannot provide assurance that it will be able to enter into additional contracts with new or existing customers or that the Company will be able to obtain enough additional business to fully utilize each aircraft. The Company’s financial position and results of operations could be materially adversely affected by periods of low aircraft utilization and yields.

In the event of an aircraft accident, the Company may incur substantial losses that may not be entirely covered by insurance.

      The Company may incur substantial losses in the event of an aircraft accident. These losses may include the repair or replacement of a damaged aircraft, and the consequent temporary or permanent loss of the aircraft from service, loss of business due to negative publicity, as well as claims of injured passengers and other persons for destroyed cargo.

      The Company is required by contractual obligations with lessors, the DOT, and company policy to carry liability insurance on each of its aircraft. The Company currently maintains liability insurance for passengers and third party damages, excluding those caused by war or terrorist attacks, in the amount of $1.5 billion. In addition, the Company currently maintains liability insurance for passenger liability and third party damages caused by war or terrorist attacks in the amount of $1.5 billion per occurrence with an annual aggregate limit of $3.0 billion provided by the U.S. Government.

      Although the Company believes its insurance coverage is adequate, it cannot provide assurance that the amount of its insurance coverage will not change or that the Company will not be forced to bear substantial losses from accidents. Substantial claims resulting from an accident could have a material adverse effect on the Company’s business, operations and financial results and could seriously inhibit customer acceptance of its services.

The Company aircraft could become more expensive to maintain which may affect its profitability.

      The Company is subject to the jurisdiction of the FAA, with respect to aircraft maintenance and other matters affecting air safety. Manufacturer Service Bulletins and FAA Airworthiness Directives could cause aircraft operators to be subject to extensive aircraft examinations and could require aircraft to undergo structural inspections and modifications. It is possible that Manufacturer Service Bulletins or Airworthiness Directives applicable to the types of aircraft or engines included in the Company’s fleet could be issued in the future. The Company cannot currently estimate the cost of compliance with new Manufacturer Service

Bulletins and Airworthiness Directives, but they could be substantial and could have a material adverse effect on the Company’s financial condition and results of operations.

The failure of the Company’s contractors to provide essential services could harm its business.

      The Company has agreements with contractors, including other airlines, to provide certain facilities and services required for its operations, including all of the Company’s off-wing engine maintenance and most airframe maintenance. The Company also has agreements with contractors to provide security, ground handling and personnel training. The failure of these contractors to provide essential services that are not otherwise entirely within the Company’s control could have a material adverse effect on its financial condition and results of operations.

Many of the Company’s employees are represented by unions, and a prolonged dispute with the Company’s employees could have an adverse impact on its operations.

      The Company’s flight attendants are represented by the Teamsters. On September 3, 2003, the Company’s flight attendants ratified a collective bargaining agreement proposed in July 2003 to extend the flight attendants collective bargaining agreement until August 31, 2006 and to allow for pay increases and other benefit changes requested by the flight attendants. On January 16, 2004, the Company reached a three-year tentative agreement with the Teamsters covering the Company’s cockpit crewmembers. The updated agreement called for work rule changes and wage increases. On February 27, 2004, the Company received a notification that the tentative agreement was not ratified by a majority of the Teamsters’ members. The Company will reconvene negotiations with the Teamsters at a later date. The Company is unable to predict whether any of its employees not currently represented by a labor union, such as its maintenance personnel, will elect to be represented by a labor union or collective bargaining unit. The election of such employees for union representation could result in employee compensation and working condition demands that could have a material adverse effect on the Company’s financial condition and results of operations. The Company is also unable to predict whether its flight attendants will choose to renew their collective bargaining agreement in 2006.

The Company is subject to significant and increasing government regulation and oversight which can materially affect its ability to maintain or increase the level of air operations.

      The Company is subject to government regulation and control under the laws of the United States and the various other countries in which it operates. The Company is also governed by bilateral air transport services agreements between the U.S. and the countries to which the Company provides airline services. The Company is subject to Title 49 of the United States Code under which the DOT and the FAA exercise regulatory authority. Additionally, foreign governments assert jurisdiction over air routes and fares to and from the U.S., airport operation rights and facilities access. Due to the Company’s participation in the Civil Reserve Air Fleet, it is subject to inspections approximately every two years by the USAF as a condition to retaining the Company’s eligibility to provide military charter flights. The USAF may terminate its contract with the Company if the Company fails to pass such inspection or otherwise fails to maintain satisfactory performance levels.

      The Company periodically receives correspondence from the FAA with respect to minor noncompliance matters. While the Company believes that it is currently in compliance in all material respects with all appropriate FAA standards and has obtained all required licenses and authorities, any material non-compliance with such standards or the revocation or suspension of licenses or authorities could have a material adverse effect on the Company’s financial condition and results of operations.

The Company’s operating costs could increase as a result of past, current or new regulations that impose additional requirements and restrictions on air transportation operations.

      The air transportation industry is heavily regulated. Both federal and state governments from time to time propose laws and regulations that impose additional requirements and restrictions on air transportation operations. Implementing these measures, such as aviation ticket taxes and passenger safety measures, has increased operating costs for the Company and the air transportation industry as a whole. In addition, new security measures imposed by the Security Act or otherwise by the FAA as a result of terrorist attacks are expected to continue to increase costs for the Company and the air transportation industry as a whole. Depending on the implementation of these and other laws and regulations, the Company’s operating costs could increase significantly. Certain governmental agencies, such as the DOT and the FAA, have the authority to impose mandatory orders, such as Airworthiness Directives, in connection with the Company’s aircraft, and civil penalties for violations of applicable laws and regulations, each of which can result in material costs and adverse publicity. The Company cannot predict which laws and regulations will be adopted or what other action regulators might take. Accordingly, the Company cannot guarantee that future legislative and regulatory acts will not have a material impact on its operating results.

The air transportation industry and the markets the Company serves are highly competitive and the Company may be unable to compete effectively against carriers with substantially greater resources or lower cost structures.

      The market for outsourcing air passenger and cargo ACMI (aircraft, crew, maintenance and insurance) services and full service charter business is highly competitive. Certain of the passenger and cargo air carriers against which the Company competes possess substantially greater financial resources and more extensive facilities and equipment than those which are now, or will in the foreseeable future become, available to the Company. The Company believes that the most important bases for competition in the ACMI outsourcing business are the age of the aircraft fleet, the passenger, payload and cubic capacities of the aircraft, and the price, flexibility, quality and reliability of the air transportation services provided. The Company’s competitors in the passenger charter market include North American Airlines, Omni Air International, Miami Air and American Trans Air and in the cargo charter market include cargo carriers Atlas Air (including Polar Air Cargo), Gemini Air Cargo, Evergreen and Centurion Air Cargo, as well as scheduled and non-scheduled passenger carriers that have substantial belly capacity. The Company’s ability to continue to grow depends upon its success in convincing major international airlines that outsourcing some portion of their air passenger and cargo business remains more cost-effective than undertaking passenger or cargo operations with their own incremental capacity and resources. The allocation of military air transportation contracts by the USAF is based upon the number and type of aircraft a carrier, alone or through a teaming arrangement, makes available for use in times of national emergencies. The formation of competing teaming arrangements comprised of larger partners than those sponsored by the Company, an increase by other air carriers in their commitment of aircraft to the emergency program, or the withdrawal of the Company’s current partners, could adversely affect the size of the USAF contracts which may be awarded to the Company in future years.

The Company depends on the expertise of its management team. If key individuals leave unexpectedly, the Company’s business and operations could suffer.

      Many of the Company’s executive officers are key to the management of the Company’s business and operations. The Company’s future success depends on its ability to retain these officers and other capable managers. Although the Company believes that it could replace key personnel given adequate prior notice, the unexpected departure of key executive officers could cause substantial disruption to the Company’s business and operations. In addition, the Company may not be able to retain and recruit talented personnel without incurring substantial costs.

The Company’s business is sensitive to general economic conditions, unforeseen events and seasonal fluctuations. As a result, the Company’s prior performance is not necessarily indicative of its future results.

      The air travel business historically fluctuates on a seasonal basis and in response to general economic conditions. Due to the greater demand for air and leisure travel during the summer months, revenues in the airline industry in the second and third quarters of the year tend to be greater than revenues in the first and fourth quarters of the year. In addition, the airline industry is highly susceptible to unforeseen events that result in declines in revenues or increased costs, such as political instability, regional hostilities, terrorist attacks, recession, fuel price escalation, inflation, adverse weather conditions, consumer preferences, labor instability or regulatory oversight. Also, the Company’s results of operations for interim periods are not necessarily indicative of those for an entire year and the Company’s prior results are not necessarily indicative of its future results.

The terrorist attacks of September 11, 2001 and government responses to them continue to have a material adverse impact on the air transportation industry.

      The terrorist attacks of September 11, 2001 have had, and continue to have, a wide-ranging negative impact on the air transportation industry because they resulted in, among other things:

•	a reduction in the demand for travel;

•	an increase in costs due to enhanced security measures and government directives in response to the terrorist attacks;

•	an increase in the cost of aviation insurance in general, and the cost and availability of coverage for acts of war, terrorism, hijacking, sabotage and similar acts of peril in particular; and

•	the other risks discussed in this Annual Report.

Increased insurance costs due to the terrorist attacks of September 11, 2001 may adversely impact the Company’s operations and financial results.

      The terrorist attacks of September 11, 2001 resulted in staggering losses to the insurance industry. These losses resulted in a significant increase in the Company’s insurance premiums, which has negatively impacted its financial results, and could lead to future increases in its insurance premiums. In addition, these losses caused general instability in the insurance industry that could adversely affect some of the Company’s existing insurance carriers or its ability to obtain future insurance coverage. To the extent that the Company’s existing insurance carriers are unable to provide the insurance coverage contracted for, its insurance costs may further increase.

      Moreover, since September 11, 2001, the Company and others in the airline industry have been unable to obtain third party war risk, terrorism, hull and liability insurance at reasonable rates from the commercial insurance market and have been obtaining this insurance through a special program administered by the FAA. The Emergency Wartime Supplemental Appropriations Act extended this insurance protection until August 2004. Should the federal insurance program terminate, the Company would likely face a material increase in the cost of such insurance. Because of competitive pressures in the Company’s industry, the Company’s ability to pass these additional costs to customers would be limited and the increased costs could be material to its financial condition.

Sales in the public market of shares issued upon the exercise of the Company’s outstanding warrants or the New Debentures could affect the market value of its stock.

      At December 31, 2003, there were outstanding warrants to purchase an aggregate of 4,378,223 shares of the Company’s common stock. In addition, the Company has outstanding $25.5 million aggregate principal amount of the New Debentures. All of the shares subject to the Company’s outstanding warrants and the New Debentures have been or will be registered for resale under the Securities Act, and, therefore, may be sold in the public market. Any sales in the public market of common stock issued upon the exercise of warrants or upon the conversion of the New Debentures could adversely affect prevailing market prices of the Company’s common stock. In addition, the existence of the warrants and the New Debentures may encourage short selling by market participants because exercise of the warrants or conversion of the New Debentures could depress the price of the Company’s Common Stock.

If the Company’s Common Stock is delisted from Nasdaq, liquidity of the Company’s Common Stock will likely be adversely affected.

      The Company’s Common Stock is listed for trading on the Nasdaq SmallCap Market (“Nasdaq”), under the symbol “WLDA.” In order to continue to be listed on Nasdaq, however, the Company must meet certain criteria, including one of the following:

•	maintaining $2,500,000 in stockholders’ equity;

•	having a market capitalization of at least $35,000,000; or

•	generating annual net income of $500,000.

In addition, the minimum bid price of the Company’s Common Stock must be at least $1.00 per share. The potential dilution resulting from the exercise of warrants issued to the ATSB in connection with the ATSB Loan, as well as other events beyond the Company’s control, could cause the per share market price of the Company’s Common Stock to drop below the minimum bid price of $1.00 per share. As of December 31, 2003, the Company did not satisfy the requirement for stockholders equity. The failure to meet Nasdaq’s maintenance criteria may result in the delisting of the Company’s Common Stock from Nasdaq. As a result of such delisting, the Company’s stockholders could find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company’s Common Stock.

The market price for the Company’s Common Stock is volatile.

      The market price of the Company’s Common Stock has been subject to significant fluctuations in response to the Company’s operating results and other factors. The market price of the shares of the Company’s Common Stock has varied significantly and may be volatile depending on news announcements and changes in general market conditions. In particular, news announcements regarding quarterly results of operations, competitive developments, litigation or governmental regulatory actions impacting the Company may adversely affect the price of the Company’s Common Stock. In addition, the sale of a substantial number of shares of Common Stock in a short period of time could adversely affect the market price of the Common Stock. Also, the stock market has from time to time experienced extreme price and volume volatility. These fluctuations may be unrelated to the operating performance of particular companies whose shares are traded. Market fluctuations may adversely affect the market price of the Company’s Common Stock. The Company cannot assure its stockholders that the market price of its Common Stock will not decline in the future.

Delaware law, as well as the Company’s Certificate of Incorporation and Bylaws, contain anti-takeover provisions that may indirectly affect the value of the Company’s Common Stock.

      Certain provisions of Delaware law and the Company’s Certificate of Incorporation and Bylaws could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company. Certain of these provisions allow the Company to issue preferred stock with rights senior to those of the Common Stock without any further vote or action by the holders of Common Stock. The issuance of preferred stock could decrease the amount of earnings and assets available for distribution to the holders of Common Stock or could adversely affect the rights and powers, including voting rights, of the holders of the Company’s Common Stock. In certain circumstances, such issuance could have the effect of decreasing the market price of the Company’s Common Stock. In addition, the Company’s Certificate of Incorporation provides for its board of directors to be divided into three classes of directors serving staggered three-year terms. Classification of the Company’s board of directors expands the time required to change the composition of a majority of directors and may tend to discourage an acquisition proposal for the Company.

FAA regulations restrict ownership of the Company’s Common Stock by non-U.S. citizens, which may lessen demand for the Company’s stock.

      Because the Company is a U.S. certificated flag carrier, under applicable regulatory restrictions, no more than 25% of the Company’s voting stock may be owned or controlled, directly or indirectly, by persons who are not U.S. citizens. The Company’s Certificate of Incorporation and Bylaws provide that no shares of capital stock may be voted by or at the direction of persons who are not U.S. citizens unless such shares are registered on a separate foreign stock record. No shares of Common Stock owned by persons who are not U.S. citizens will be registered on the Company’s foreign stock record to the extent that the aggregate ownership by persons who are not U.S. citizens reflected in the foreign stock record would exceed 25% of the Company’s outstanding shares of Common Stock.

Item 2.	Properties

Flight Equipment

      As of December 31, 2003, the Company’s operating fleet consisted of eleven MD-11 and seven DC-10-30 aircraft, all of which are operated under operating leases. The MD-11 fleet includes eight passenger aircraft (four of which are long-range versions) and three freighter aircraft. The DC-10-30 fleet includes four freighter aircraft and three passenger aircraft. One DC-10-30 freighter aircraft was returned to its lessor in the first quarter of 2004, and a second DC-10 freighter is expected to be returned to its lessor in the second quarter of 2004.

      At December 31, 2003, the Company’s operating fleet consisted of the following:

	Capacity

	Passenger	Cargo
Aircraft(a)	(Seats)(b)	(Tons)	Total

McDonnell Douglas MD-11	409	—	4
McDonnell Douglas MD-11F	—	102	3
McDonnell Douglas MD-11ER	409	—	4
McDonnell Douglas DC-10-30	356	—	3
McDonnell Douglas DC-10-30F	—	80	4

Total			18

Notes

(a)	“F” aircraft are freighters; “ER” aircraft have extended-range capabilities.

(b)	Based on maximum operating configurations. Other configurations are occasionally used.

      As indicated above, one DC-10 aircraft was returned to its lessor in the first quarter of 2004 and the other DC-10 is expected to be returned to its lessor in the second quarter of 2004. In addition, the lease term for three DC-10 aircraft expire in the second half of 2004, and the remaining two expire in 2008.

      The lease terms for five of the MD-11 aircraft expire throughout 2005 and 2006, and three expire in 2008. The three leases that expire in 2008 previously had lease terms that would have expired in 2005, but were extended in conjunction with the closing of the ATSB Loan which occurred on December 30, 2003. The three remaining MD-11 aircraft leases were amended in the first quarter of 2004, and include changes to the lease expiration dates of the aircraft. The term for one aircraft will expire in January 2006, and may be automatically extended for a one-year period depending on the market price of the Company’s Common Stock during a specified time period. If the lease is extended, there is a further provision that would allow for a second automatic one-year extension through January 2008, which is also dependent on the market price of the Company’s Common Stock during a specified period of time. If at any time during the term of the lease, the Company’s Common Stock is no longer traded publicly, the lease term for this aircraft is automatically extended to expire in January 2008. The remaining two MD-11 leases, which were also restructured in the first quarter of 2004, will now expire in either 2011 or 2012, depending on the Company’s ability to meet certain financial conditions.

Ground Facilities

      The Company leases office space in Peachtree City, Georgia, for its corporate headquarters and substantially all of the administrative employees of the Company. The Company is also obligated under a lease for office space in Herndon, Virginia, the location of its former headquarters. See Note 8 in the “Notes to Consolidated Financial Statements” in Item 8 for additional information.

      Also, the Company leases office and warehouse space in Los Angeles, California; Morrow, Peachtree City, Tyrone and Atlanta, Georgia; Baltimore, Maryland; Las Vegas, Nevada; Jamaica, New York; Dayton, Ohio; Houston, Texas; Norfolk, Virginia; Seattle, Washington; and Frankfurt, Germany. Additional small office and maintenance material storage space is leased at often frequented airports to provide administrative and maintenance support for commercial and military contracts.

Item 3.	Legal Proceedings

      A claim has been filed in the 19th Civil Court District Court, Frankfurt, Germany, against the Company by a tour operator seeking approximately $4.2 million in compensation related to the cancellation of a summer program in 1996. The Company believes it has substantial defenses to this action, although no assurance can be given of the eventual outcome of this litigation. Because of the uncertain outcome of this action, no amounts have been accrued in the consolidated financial statements.

      Miami-Dade County is currently investigating and remediating various environmental conditions at the Miami International Airport (MIA). During the second quarter of 2001, the County filed a lawsuit against 17 defendants, which does not currently include World Airways, in an attempt to recover its past and future clean-up costs. This claim has been filed in the Florida Circuit Court for the 11th Judicial District in Dade County Florida. In addition to the 17 named in the lawsuit, 243 other agencies and companies that were prior tenants at MIA (potentially responsible parties or “PRP’s”), including World Airways, were issued letters advising of the lawsuit and indicating that any PRP’s could be named as additional defendants in the future depending upon a determination as to the levels of contamination and the extent to which any PRP may have contributed to any alleged contamination. At this point certain PRP’s, including World Airways, have joined a joint defense group to respond to the County’s inquiries and investigation of the PRP’s. This group is conducting preliminary investigations of the site in question to determine each PRP’s potential exposure. This process is ongoing and the potential exposure of World Airways has yet to be determined.

      In January and February 2004, seven purported class action complaints (four in the United States District Court for the Eastern District of New York, one in the United States District Court for the Southern District of New York, one in the Superior Court of DeKalb County, Georgia, and one in the United States District Court for the Northern District of Illinois) and four individual complaints (one in the United States District Court for the Southern District of New York, one small claims action in New York, one small claims action in New Jersey, and one small claims action in California) were filed against the Company arising out of the discontinuance of charter flights upon the expiration of the Company’s obligation to provide services under an air services agreement. The Company had operated the charter flights between cities in the United States and Lagos, Nigeria for Ritetime Aviation and Travel Services, Inc. (“Ritetime”). The Company’s obligation to perform air services for Ritetime ended with the last chartered flight on December 30, 2003. From the allegations made by the various plaintiffs, it appears that Ritetime continued to sell tickets for flights purportedly scheduled to depart after the expiration of the Company’s contractual obligations for air services. The plaintiffs purport to act for themselves and on behalf of other persons who held tickets issued by Ritetime for the non-contracted flights. Ritetime is also named as a defendant in each of these lawsuits. The plaintiffs seek compensatory, punitive and/or treble damages and costs and expenses, including attorneys fees, based on various legal theories including breach of contract, fraud, negligent misrepresentation, unjust enrichment, illegal/excess tax and violations of U.S. federal laws and regulations governing air transportation and of the Federal Racketeer Influenced and Corrupt Organization Statute. The Company is cooperating with the DOT in its inquiry concerning this matter. During March 2004, Ritetime filed a Demand to Arbitrate in Peachtree City, Georgia, and subsequently the Company responded and filed a counterclaim. The Company believes that the allegations against it are without merit and intends to vigorously defend itself in these lawsuits, although it cannot give any assurance that these lawsuits will not have a material adverse effect on the Company’s financial condition or results of operations.

      On January 9, 2004, Whitebox Convertible Arbitrage Partners, L.P. and Pandora Select Partners, L.P. filed a complaint in the United States District Court for the District of Minnesota alleging breach of contract by the Company in connection with its purchase in December 2003 of $22,545,000 aggregate amount of 8% Convertible Senior Subordinated Debentures due 2004 (the “Old Debentures”) in exchange for a like amount of newly-issued 8% Convertible Senior Subordinated Debentures due 2009 (the “New Debentures”). The plaintiffs in this lawsuit allege that they have held at all relevant times $2,530,000 and $780,000 principal amount, respectively, of Old Debentures and that the Company breached the terms of the indenture governing the Old Debentures by purchasing Old Debentures from a selected group of holders rather than from holders determined by lot or from all holders on a pro rata basis. The plaintiffs are seeking damages in an amount equal to the difference in value between the New Debentures and the Old Debentures held by the plaintiffs and interest lost by the plaintiffs on the Old Debentures through maturity on August 26, 2004 as well as costs and reasonable attorney fees. The Company believes that this claim is without merit and intends to defend itself vigorously in this lawsuit, although it cannot give any assurance that this litigation will not have a material adverse effect on the Company’s financial condition or results of operation.

      In February 2004, the Company made a self-disclosure to the Federal Aviation Administration (“FAA”) concerning aircraft record irregularities discovered upon preparing for the return of two DC-10-30 aircraft. The Company subsequently received a letter from the FAA opening an investigation into a possible violation of the Code of Federal Regulations. The Company has complied with all requests of the FAA and is waiting to receive notification of the FAA’s findings. At the present time, the Company cannot determine what impact, if any, the FAA’s findings will have on the Company operationally or financially.

      In addition, World Airways is party to routine litigation and administrative proceedings incidental to its business, none of which is believed by the Company to be likely to have a material adverse effect on the financial condition and results of operations of the Company.

Item 4.	Submission of Matters to a Vote of Security Holders

      On December 15, 2003, the Company held a special meeting of stockholders to consider and vote upon the following proposals:

(a) to approve the issuance of $25.5 million aggregate principal amount of 8.0% Convertible Senior Subordinated Debentures due 2009 (the “New Debentures”) in exchange for $22.5 million principal amount of the Company’s outstanding 8.0% Convertible Senior Subordinated Debentures due 2004 (the “Old Debentures”) and $3.0 million in cash; and

(b) to approve the issuance of warrants to the Air Transportation Stabilization Board (the “ATSB”) to purchase shares of the Company’s Common Stock in connection with a federal guarantee of $27.0 million to support a $30.0 million term loan facility.

      The following table reflects the votes with respect to each matter voted upon at the special meeting:

				Broker
Proposal	For	Against	Abstain	Non-Votes

The issuance of $25.5 million aggregate principal amount of the New Debentures in exchange for $22.5 million aggregate principal amount of the Company’s outstanding Old Debentures and $3.0 million in cash	5,433,800	523,272	41,024	0
The issuance of warrants to the ATSB to purchase shares of the Company’s Common Stock in connection with a federal guarantee of $27.0 million to support a $30.0 million term loan facility	5,431,959	525,437	40,700	0

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      The Company’s Common Stock currently trades on the Nasdaq SmallCap Market of The Nasdaq-Amex Market GroupSM under the symbol: “WLDA”. The high and low bid prices of the Company’s Common Stock, as reported by Nasdaq, for each quarter in the last two fiscal years are as follows:

	Common Stock

	High	Low

2003
Fourth Quarter	$4.90	$2.91
Third Quarter	5.10	1.75
Second Quarter	2.89	.69
First Quarter	1.00	.50
2002
Fourth Quarter	1.09	.63
Third Quarter	1.22	.60
Second Quarter	1.52	.57
First Quarter	.89	.41

      The Company has not declared or paid any cash dividends or distributions on its Common Stock since 1992. The Company currently intends to retain future earnings to fund the development and growth of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future. Any future decision concerning the payment of dividends on its Common Stock will depend upon the results of operations, financial condition, capital expenditure plans of the Company, provisions of certain financing instruments as well as such other factors as the Board of Directors, in its sole discretion, may consider relevant. In December 2003, the Company entered into a $30 million term loan agreement that restricts the Company’s ability to pay dividends or purchase treasury stock. In addition, the indentures governing the New Debentures provide that the Company may not pay any cash dividend or make any other cash payment or distribution to the holders of Common Stock until the date when all the New Debentures have been converted into Common Stock. (See Note 7 of the Company’s “Notes to Consolidated Financial Statements” in Item 8).

      The approximate number of shareholders of record at December 31, 2003 was 554, which does not include those shareholders who hold shares in street name accounts.

Recent Sales of Unregistered Securities

      During the quarter ended December 31, 2003, the Company issued the securities described below in transactions that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

      On December 30, 2003, the Company issued $25.5 million aggregate principal amount of the New Debentures in exchange for $22.5 million aggregate principal amount of the Company’s then outstanding Old Debentures and $3.0 million in cash. The New Debentures accrue interest at the rate of 8.0% per annum, are convertible into the Company’s Common Stock at $3.20 per share, and mature on December 30, 2009.

      On December 30, 2003, in connection with the closing of the ATSB Loan and as additional compensation for the loan guarantee, the Company issued to the ATSB a series of warrants (collectively, the “ATSB Warrants”) to purchase in the aggregate 2,378,223 shares of the Company’s Common Stock. The ATSB Warrants consist of the following: (a) warrants to purchase 1,269,022 shares of Common Stock, exercisable at $0.78 per share through December 30, 2008; (b) warrants to purchase 886,979 shares of Common Stock, exercisable at $3.20 per share through December 30, 2009; (c) warrants to purchase 111,111 shares of

Common Stock, exercisable at $2.50 per share through August 23, 2004; and (d) warrants to purchase 111,111 shares of Common Stock, exercisable at $2.50 per share through March 29, 2005.

      The New Debentures were issued without registration in reliance on the exemption from registration provided in Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. The ATSB Warrants were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act. The New Debentures and the ATSB Warrants were issued in transactions not involving any public offering. The acquirers of the New Debentures and the ATSB Warrants were provided access to all material information about the Company which they requested and all information necessary to verify such information, and were afforded access to management of the Company in connection with these transactions. Each acquirer of New Debentures and ATSB Warrants represented to the Company that it acquired such securities for investment and not with a view towards distribution. All certificates or agreements representing the New Debentures or the ATSB Warrants bear restrictive legends to the effect that the securities represented by such certificates or agreements have not been registered under the Securities Act and may not be transferred or otherwise disposed of in the absence of an effective registration statement under the Securities Act or applicable state securities law, unless an exemption from registration is available.

Item 6.	Selected Financial Data

      The following selected financial data are derived from the audited consolidated financial statements of the Company. The data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and notes thereto.

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(In thousands except per share data)
Results of Operations:
Operating revenues	$474,850	$384,489	$317,866	$264,033	$263,998
Operating expenses	446,422	377,367	338,595	262,926	274,247
Operating income (loss)	28,428	7,122	(20,729)	1,107	(10,249)
Earnings (loss) before income taxes, extraordinary item and accounting change	19,123	2,041	(26,037)	(3,159)	(13,653)
Extraordinary item	—	—	—	—	6,030
Accounting change	—	—	—	22,744	—
Income tax expense	3,802	—	—	—	—
Net earnings (loss)	15,321	2,041	(26,037)	19,585	(7,623)
Basic earnings (loss) per common share:
Before extraordinary item and accounting change	1.37	0.18	(2.42)	(0.33)	(2.04)
Extraordinary item	—	—	—	—	0.90
Accounting change	—	—	—	2.36	—
Net earnings (loss)	1.37	0.18	(2.42)	2.03	(1.14)
Weighted average Common Stock outstanding	11,224	11,073	10,755	9,641	6,692
Diluted earnings (loss) per common share:
Before extraordinary item and accounting change	0.98	0.18	(2.42)	(0.33)	(2.04)
Extraordinary item	—	—	—	—	0.90
Accounting change	—	—	—	2.36	—
Net earnings (loss)	0.98	0.18	(2.42)	2.03	(1.14)
Weighted average Common Stock and common equivalent shares outstanding	17,783	11,073	10,775	9,641	6,692
Pro forma amounts assuming new method of accounting is applied retroactively (unaudited):
Earnings (loss) before extraordinary item	$15,321	$2,041	$(26,037)	$(3,159)	$(7,810)
Net earnings (loss)	15,321	2,041	(26,037)	(3,159)	(1,780)
Basic earnings (loss) per share:
Before extraordinary item	1.37	0.18	(2.42)	(0.33)	(1.17)
Net earnings (loss)	1.37	0.18	(2.42)	(0.33)	(0.27)
Diluted earnings (loss) per share:
Before extraordinary item	0.98	0.18	(2.42)	(0.33)	(1.17)
Net earnings (loss)	0.98	0.18	(2.42)	(0.33)	(0.27)
Financial Position:
Cash and cash equivalents	$53,825	$21,504	$19,540	$15,682	$12,406
Total assets	157,301	117,262	112,229	113,890	109,736
Notes payable and long-term debt including current maturities	75,177	57,641	62,396	64,024	63,287
Stockholders’ deficiency	(6,673)	(28,867)	(31,104)	(7,280)	(29,838)

      At December 31, 2003, the Company had $53.8 million of cash and cash equivalents, of which $23.3 million was restricted. This was due to $18.8 million required to pay the principal and interest on the convertible debentures called for redemption on December 30, 2003 (which was paid on January 28, 2004),

$3.4 million for letters of credit that are secured by collateral, and $1.1 million of prepayments from customers for flights that are scheduled to be flown within 30 days of the balance sheet date.

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

Losses on Contractual Lease Agreements

      The Company is obligated under an operating lease for office space at its former headquarters in Herndon, Virginia through April 2006. The Company’s total obligation at December 31, 2003 under the lease was $3.7 million. The Company received rental income, sufficient to offset its lease expense through March 2002, after which time no rental income was received except $0.4 million in 2003. The Company is currently seeking a new sub-lessee for this office space.

      The Company recognized a $1.7 million liability at December 31, 2002 for costs that will continue to be incurred, without economic benefit to the Company, over the remaining term of its lease of this office space. During 2003, the Company used $1.4 million of the accrual, reviewed its estimates and assumptions on a quarterly basis, and determined that an additional $1.7 million should be added to the accrual, resulting in a $2.0 million balance at December 31, 2003. The liability at December 31, 2003 was determined based on the remaining lease rentals, reduced by estimated sublease rentals that can be reasonably obtained for the property. The liability is included in other accrued liabilities on the accompanying consolidated balance sheet and the cost is included in sales, general and administrative on the accompanying consolidated statement of operations.

      Management was required to make significant estimates and assumptions in determining this liability. These included an estimated eight-month period, starting January 1, 2004, in which the Company will not obtain any sublease rentals while seeking a sub-lessee and an estimated 54 percent discount that will be provided to a suitable sub-lessee from the Company’s current monthly lease rentals. These assumptions were determined based on current market conditions for commercial office space in Herndon, Virginia and the metropolitan Washington, D.C. area.

      If the Company is not successful in finding a suitable sub-lessee in the anticipated time or if the sublease rentals from a new sub-lessee are less than anticipated, the Company will be required to recognize an additional liability for these costs. This liability will be adjusted for changes, if any, resulting from revisions to estimated cash flows, measured using the credit-adjusted risk-free rate of 8% that was initially used to measure the liability.

      In November 2003, the Company agreed to convert the total amount due from the previous sub-lessee into equity, and received 5.1 million shares of common stock of the sub-lessee. This investment is not currently reflected on the Consolidated Balance Sheets.

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

Overview and Results of Operations

Overview

      The Company’s net earnings were $15.3 million for the year ended December 31, 2003, as compared to $2.0 million for the year ended December 31, 2002 and a net loss of $26.0 million for the year ended December 31, 2001.

      Our results for each of these years were impacted by various transactions which are described below:

2003

•	Recording a loss on debt extinguishment of $3.0 million due to the issuance, on December 30, 2003, of $25.5 million principal amount of the Company’s Convertible Senior Subordinated Debentures due 2009 (the “New Debentures”) in exchange for $22.5 million principal amount of then outstanding 8%

existing Convertible Senior Subordinated Debentures due 2004 (the “Old Debentures”) and $3.0 million in cash. This represents the difference between the fair value of the New Debentures and the carrying amount of the Old Debentures extinguished.

•	Recording $1.9 million of bad debt expense associated with air services provided to Ritetime Aviation Services.

•	Recording a $1.7 million liability for estimated losses based on contractual lease costs (reduced by estimated sub-lease rentals) that will continue to be incurred for the remaining term of the Company’s lease agreement for office space at its former headquarters in Herndon, Virginia.

•	Fees and expenses of $1.3 million paid due to termination of the Wells Fargo Foothill, Inc. loan facility (“Foothill loan facility”).

•	A $0.5 million write-off of deferred issuance fees related to the Foothill loan facility.

2002

•	Recording a $2.0 million liability to the federal government for the return in 2003 of a portion of the grant funds received under the Air Transportation Safety and System Stabilization Act (the “Stabilization Act”).

•	Recording a $1.7 million liability for estimated losses based on contractual lease costs (reduced by estimated sub-lease rentals) that will continue to be incurred for the remaining term of the Company’s lease agreement for office space at its former headquarters in Herndon, Virginia.

•	Recording an $0.8 million receivable due from a lessor related to unused maintenance reserves.

2001

•	Recording the benefit of a $5.1 million grant received from the federal government under the Stabilization Act.

      The Company’s net earnings for 2003 increased significantly from 2002, due to the increase in operating revenue year over year, offset primarily by increases in flight expenses, fuel, maintenance costs, sales, general and administrative expenses and income taxes.

      The following table provides statistical data, used by management in evaluating the operating performance of the Company, for the years ended December 31, 2003, 2002, and 2001:

	Year Ended December 31,

	2003		2002		2001

Block hours:
Full service passenger	23,046	52%	21,226	56%	18,108	54%
ACMI passenger	4,412	10%	3,053	8%	7,397	22%
Full service cargo	9,182	21%	4,966	13%	337	1%
ACMI cargo	6,514	15%	8,049	21%	7,053	22%
Miscellaneous	918	2%	755	2%	483	1%

Total	44,072	100%	38,049	100%	33,378	100%

Operating aircraft at year-end	18		16		15
Average available aircraft per day	16.9		15.8		12.9
Average daily utilization (block hours flown per day per aircraft)	7.1		6.6		7.1

      In 2003, the Company achieved profitability for the second consecutive year, and built a strong foundation for 2004 and the years ahead. The Company accomplished the following in 2003:

•	Increased block hours by 15.8%.

•	Increased revenue per block hour by 6.6%, with operating expense rising 2.1%.

•	Further diversified revenue mix by adding new passenger customers and building the cargo business.

•	Initiated steps to reduce aircraft costs through use of power-by-the-hour arrangements and restructuring of existing leases.

•	Finalized a new union contract with its flight attendants.

•	Completed a major restructuring of its debt. These transactions improved the Company’s balance sheet and now provide a foundation for the Company’s future working capital needs and growth plans. The following occurred on December 30, 2003:

•	A $30.0 million term loan facility (the “ATSB Loan”) with a final maturity in 2008 was closed, of which $27.0 million is guaranteed by the Air Transportation Stabilization Board (the “ATSB”) and $3.0 million by a third party.

•	$25.5 million of New Debentures were issued in exchange for $22.5 million of the Company’s then outstanding Old Debentures and $3.0 million cash.

•	The remaining balance of $18.0 million principal amount of the Old Debentures was called for redemption and redeemed on January 28, 2004.

•	The Foothill loan facility was terminated.

      For 2004, the Company expects to achieve the following:

•	Profitability for a third consecutive year.

•	Further diversification of revenue mix by adding more commercial customers, while continuing to provide excellent service to the Company’s largest customer, the U.S. military.

•	On a per block hour basis, hold flat or reduce major cost categories (flight, maintenance, fuel and aircraft costs).

•	Work on concluding a new collective bargaining agreement with its pilots.

•	Continue to seek aircraft lease cost reductions, with two of the Company’s most expensive DC-10 freighters having been returned in the first half of 2004.

•	Initiate plans to introduce Boeing 767 aircraft to the fleet in 2005 to replace two older DC-10-30 passenger aircraft that are more costly to operate.

•	Complete the executive succession plan announced in February 2004.

Results of Operations

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

      Operating Revenues. Operating revenues increased $90.4 million, or 23.5%, to $474.9 million in 2003 from $384.5 million in 2002. The higher operating revenue was primarily attributable to a $77.1 million increase in flying under the contract with the USAF, as well as an increase of $21.7 million in commercial passenger flying. These increases were offset by lower commercial cargo revenue of $11.5 million. Two key variables that impact the amount of operating revenues are listed below:

	2003	2002	Difference	% Change

Total block hours	44,072	38,049	6,023	15.8%
Yield per block hour	$10,774	$10,105	$669	6.6%

      The yield per block hour increased on average due to a greater percentage of full service flights.

      Operating Expenses. Total operating expenses increased to $446.4 million in 2003 from $377.4 million in 2002. Below is information on the Company’s operating expense per block hour:

	2003	2002	Difference	% Change

Operating expense per block hour	$10,129	$9,918	$211	2.1%

      Flight expenses include all expenses related directly to the operation of the aircraft other than maintenance, aircraft rent, insurance and fuel. Also included are expenses related to flight dispatch and flight operations administration. Flight expenses increased $27.6 million, or 23.8%, in 2003 to $143.6 million from $116.0 million in 2002. Flight costs were higher primarily due to increases in the following areas:

•	$9.8 million in cockpit crew costs;

•	$7.3 million in flight attendant costs;

•	$6.1 million in flight communication costs; and

•	$2.2 million in landing/security/handling fees.

      These higher costs are directly attributable to increased flying for the USAF as well as more full-service flights in 2003 compared to 2002. Flight expenses in 2003 also included $3.7 million for a crew profit sharing bonus as stipulated in the union contracts, compared to $0.6 million in 2002.

      Maintenance expenses increased $15.9 million, or 26.6%, in 2003 to $75.5 million from $59.6 million in 2002. The Company had increases in the following areas:

•	$3.7 million in maintenance reserves paid to the lessors of the Company’s aircraft;

•	$3.1 million in component repairs;

•	$2.9 million in airframe checks and landing gear repairs; and

•	$2.7 million in materials expense.

      Much of this increase is due to the 15.8% increase in block hours flown, the timing of scheduled maintenance checks as well as supporting two additional aircraft that were added to the fleet during 2003.

      Aircraft costs decreased $1.3 million, or 1.6%, in 2003 to $85.5 million from $86.8 million in 2002. This decrease was due to the purchase of a leased DC-10-30 aircraft in December 2002 for airframe and engine parts, offset by higher aircraft rent expense due to more block hours flown and additional aircraft in 2003.

      Fuel expenses increased $18.6 million, or 32.2%, in 2003 to $76.5 million from $57.9 million in 2002. This increase was due to more full-service block hours being flown, together with higher per-gallon costs. However, fluctuations in price of fuel did not had a significant impact in 2003 on the Company’s operations because, in general, the Company’s contracts with its customers cover 96% of fuel purchased and thereby limit the Company’s exposure to increases in fuel prices.

      Sales, general and administrative expenses increased $7.5 million, or 23.1%, to $40.2 million in 2003 from $32.6 million in 2002. The increase in 2003 was primarily attributable to the following:

•	$2.4 million higher accrual for profit sharing payments to administrative employees;

•	$1.9 million of bad debt expense related to air services provided to Ritetime Aviation and Travel Services;

•	$1.8 million (net) of higher wages, fringe benefits, and payroll taxes; and

•	$0.8 million of higher outside service and professional fees.

      Other Expense/Net. Total other expense, net increased by $4.2 million in 2003 compared with 2002. This increase was primarily due to the following:

•	Recording a loss on debt extinguishment of $3.0 million due to the restructuring of the Company’s convertible senior subordinated debentures. This represents the difference between the fair value of the New Debentures and the carrying amount of the Old Debentures extinguished.

•	Fees and expenses of $1.3 million paid due to termination of the Foothill loan facility.

•	Write-off of $0.5 million of deferred issuance fees related to the Foothill loan facility.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

      Operating Revenues. Operating revenues increased $66.6 million, or 21.0%, to $384.5 million in 2002 from $317.9 million in 2001. The higher operating revenue was primarily attributable to a $73.8 million increase in flying under the contract with the USAF, as well as an increase of $30.3 million in commercial cargo flying. These increases were offset by lower commercial passenger revenue of $37.2 million. Total block hours increased 14% in 2002 and the yield per block hour increased on average due to a greater percentage of full service flights.

      Operating Expenses. Total operating expenses increased to $377.4 million in 2002 from $338.6 million in 2001. Total operating expenses for 2002 included non-routine transactions that had an impact on the financial results as follows:

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

      Flight expenses include all expenses related directly to the operation of the aircraft other than maintenance, aircraft rent, insurance and fuel. Also included are expenses related to flight dispatch and flight operations administration. Flight expenses increased $10.0 million, or 9.4%, in 2002 to $116.0 million from $106.0 million in 2001. This increase resulted primarily from an increase of $2.9 million in landing/ security/handling fees, $2.3 million in flight communication costs, $1.7 million in catering costs and $1.7 million in passenger expenses. These higher costs are directly attributable to increased flying for the USAF as well as more full-service flights in 2002 compared to 2001. In addition, flight expenses in 2002 also include $0.6 million for a crew profit sharing bonus as stipulated in the union contracts.

      Maintenance expenses decreased $4.0 million, or 6.2%, in 2002 to $59.6 million from $63.6 million in 2001. The Company benefited from expense reductions in the following areas:

•	$1.5 million in thrust reverser repairs/overhauls;

•	$1.0 million in landing gear repair expense;

•	$1.3 million in component repairs; and

•	$1.0 million in maintenance travel/personnel expenses.

      These decreases were offset by a $0.8 million increase in auxiliary power unit repairs for both MD-11 and DC-10-30 aircraft.

      Aircraft costs increased $9.2 million, or 11.9%, to $86.8 million in 2002 from $77.6 million in 2001. This was primarily due to the increase in the number of average aircraft to 15.8 in 2002 from 12.9 in 2001, as well as higher hull and war risk insurance costs in 2002. See “Liquidity and Capital Resources” for information on deferrals of aircraft rent payments that affect the financial position of the Company at December 31, 2002.

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

      Other Expense/ Net. Total other expense, net decreased by $0.2 million in 2002 compared with 2001. This decrease was primarily due to prepayment penalties incurred due to the early repayment of debt in connection with a sale-leaseback of two owned engines in June 2001. This was offset by higher capital gain/loss expense related to fixed assets in 2002.

Liquidity and Capital Resources

      At December 31, 2003, the Company had $53.8 million of cash and cash equivalents, compared to $21.5 million at December 31, 2002. The December 31, 2003 cash balance included $23.3 million of restricted cash, which consisted of $18.8 million required to pay the principal and interest on the convertible debentures called for redemption on December 30, 2003, $3.4 million as collateral for letters of credit, and $1.1 million of prepayments from customers for flights that are scheduled to be flown within 30 days of the balance sheet date.

      World Airways is highly leveraged. At December 31, 2003, World Airways’ current assets were $93.0 million, which included the $18.8 million of restricted cash set aside to redeem the Old Debentures called for redemption in December 2003. The Company’s current liabilities were $84.4 million, which included current maturities of long-term debt of $18.0 million representing the principal amount of Old Debentures that were redeemed on January 28, 2004. As of December 31, 2003, the Company had a $30.0 million term loan, payable in three annual principal payments of $6.0 million commencing December 2005 and a final payment of $12.0 million due in December 2008. The Company also had outstanding long-term debt of $27.2 million, consisting of the New Debentures, which has a principal amount of $25.5 million and is due December 2009. In addition, the Company has significant long-term obligations relating to operating leases for aircraft and spare engines.

      The following table presents aggregated information about the Company’s contractual obligations at December 31, 2003:

	Payments Due by Period

		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

	(In thousands)
Convertible Senior Subordinated Debt	$43,545	$18,000	$—	$—	$25,545
Operating leases	534,998	85,064	126,354	74,868	248,712
Term Loan	30,000	—	12,000	18,000	—
Accrued Post-Retirement Benefits	3,583	—	—	—	3,583

Total	$612,126	$103,064	$138,354	$92,868	$277,840

      Two MD-11 leases, which at December 31, 2003 had expiration dates in 2021, were restructured in the first quarter of 2004 and have new lease terms that will expire in either 2011 or 2012, depending on the Company’s ability to meet certain financial conditions. The reduction in the lease terms for these two aircraft will lower the Company’s operating lease contractual obligations by approximately $180 million, which is not reflected in the table above.

      In prior years, the Company paid amounts less than its contractual aircraft rent obligations in order to conserve cash. The Company continued to recognize expense for the full amount of its contractual rent payments due. The accrual for unpaid contractual rent obligations was $8.9 million and $17.0 million at December 31, 2003 and 2002, respectively. This accrual is included as accrued rent in the current liabilities section of the Consolidated Balance Sheet. The Company’s aircraft lessors agreed to amended terms of the aircraft lease agreements to provide for the repayment of the unpaid contractual rent obligations. The amended lease terms on leases for which the Company is still obligated to repay rent as of December 31, 2003, provide for repayment of contractual rent obligations based on a percentage of profits in future years. In 2004, the Company will be repaying $7.2 million of this liability based on 2003 net earnings.

      Due to its high financial leverage, the Company has the following restrictions:

•	The Company is greatly limited in its ability to obtain additional financing. Its indebtedness outstanding under the ATSB Loan is secured by substantially all of the Company’s assets. In addition, the ATSB Loan contains restrictive provisions which require prepayments in the event the Company sells any significant assets, receives proceeds from future borrowings from other sources or issuances of certain securities, or receives net proceeds from insurance or condemnation.

•	The Company’s ability to fund general corporate requirements, including capital expenditures, may be impaired. The Company has substantial obligations to pay principal and interest on its debt and other recurring fixed costs. Further, the Company may be required to prepay portions of the ATSB Loan under various circumstances. Accordingly, the Company may have to use its working capital to fund such payments and other recurring fixed costs instead of funding general corporate requirements.

•	The Company’s ability to respond to competitive developments and adverse conditions may be limited. With a restricted ability to obtain additional financing and with substantial fixed costs, the Company may not be able to fund the capital expenditures required to keep it competitive or to withstand prolonged adverse economic conditions.

      The ATSB Loan and the operating leases relating to some of its aircraft contain restrictive covenants that impose significant operating and financial restrictions on the Company. Under the agreement governing the ATSB Loan, the Company is subject to certain covenants pursuant to which it must satisfy various financial requirements to maintain a certain amount of unrestricted cash or cash equivalents and to comply with certain financial ratios. In addition, the ATSB Loan agreement also contains a number of negative covenants, including, but not limited to, restrictions on:

•	Granting additional liens on its property or making significant investments;

•	Paying dividends, redeeming capital stock, repricing outstanding stock options or repaying indebtedness other than the ATSB Loan;

•	Liquidating, winding up, dissolving or engaging in certain acquisitions or certain sale-leaseback transactions;

•	Engaging in certain transactions with affiliates or certain asset sales;

•	Engaging in any business unrelated to the Company’s existing business;

•	Consolidating, merging with or into another entity or selling substantially all of its assets unless certain conditions are satisfied; and

•	Amending the terms of agreements relating to its indebtedness for borrowed money or granting any additional negative pledges.

      These restrictions and requirements may limit the Company’s financial and operating flexibility. In addition, if the Company fails to comply with these restrictions or to satisfy the related covenant requirements, its obligations under the ATSB Loan and its operating leases may be accelerated. The Company cannot provide assurance that it could satisfy all of these obligations upon acceleration. The failure to satisfy these obligations would materially adversely affect the Company’s business, operations and financial results.

      Other items that will impact cash requirements of the Company in 2004 are:

•	The Company’s earnings will be fully subject to income taxes, with the exception of an annual net operating loss carry-forward benefit of $343,000.

•	The Company will be paying the 2003 profit sharing bonus of approximately $6.6 million to its employees in the first half of 2004.

      Although there can be no assurances, World Airways believes that the combination of its existing contracts and additional business which it expects to obtain, along with its existing cash, and financing arrangements, will be sufficient to allow the Company to meet its cash requirements related to operating and capital requirements for 2004.

Cash Flows from Operating Activities

      Operating activities provided $29.5 million in cash for the year ended December 31, 2003 compared to $4.4 million in 2002. The cash provided in 2003 principally reflects the $15.3 million of earnings, net non-cash income statement charges of $6.6 million, a $3.0 million increase in trade accounts receivable, and a net increase in cash of $10.6 million due to other changes in operating assets and liabilities.

Cash Flows from Investing Activities

      Investing activities used $2.8 million in cash for the year ended December 31, 2003, compared to using $5.0 million in 2002. In 2003, cash was used to purchase new rotable spare parts, computer equipment, leasehold improvements and other fixed assets. In 2002, cash was used to purchase an existing leased aircraft for spare parts, in addition to rotable parts and other fixed assets.

Cash Flows from Financing Activities

      Financing activities generated $5.5 million in cash for the year ended December 31, 2003 compared to generating $2.5 million in 2002. Significant items in 2003 were that the Company received $30.0 million from the ATSB guaranteed loan, and used $17.1 of cash to terminate the Foothill credit facility and $8.4 million to repay its deferred aircraft rent obligations. In 2002, the Company deferred aircraft rent obligations of

$7.3 million, which was partially offset by scheduled debt payments of $2.1 million and a $2.7 million decrease in notes payable.

Capital Commitments/ Financing Developments

      On December 30, 2003, the Company closed on $30.0 million term loan of which $27.0 million (“Tranche A Loan”) is guaranteed by the ATSB and $3.0 million (“Tranche B Loan”) is guaranteed by another third party. The Company’s obligations under the loan agreement are secured by substantially all of the assets of the Company and its subsidiary. The Tranche A Loan bears an interest rate equal to the lender’s weighted average cost of issuing commercial paper plus 0.5% per annum. The Tranche B Loan bears interest at a rate equal to LIBOR plus 1.0% per annum. Interest on the term loan is payable semi-annually on June 12th and December 12th of each year. At December 31, 2003, the blended rate on both Tranches approximated 2%. The Company is required to pay semi-annual guarantee fees commencing on the date of the closing of the term loan (a) to the ATSB at an annual rate of 4.5% of the principal amount of the Tranche A Loan scheduled to be outstanding for the interest periods ending on June 12 and December 12, 2004, increasing by 0.5% each year for subsequent semi-annual interest periods through December 12, 2008; and (b) to the guarantor of the Tranche B Loan at an annual rate of 3.0% of the principal amount of the Tranche B Loan scheduled to be outstanding for the interest periods ending on June 12th and December 12th through December 12, 2008. The principal amount of the term loan will be repaid in three annual installments of $6.0 million each, commencing on December 12, 2005, and a final fourth installment of $12.0 million due on December 12, 2008.

      In addition, on December 30, 2003, the Company issued $25.5 million aggregate principal amount of the New Debentures in exchange for $22.5 million aggregate principal amount of its outstanding Old Debentures and $3.0 million in cash. The Company called the remainder, or $18.0 million aggregate principal amount, of its Old Debentures, and redeemed such Old Debentures on January 28, 2004. Interest on the New Debentures is payable semi-annually on June 30th and December 30th of each year. The New Debentures are convertible, at any time, into the Company’s Common Stock at a conversion price of $3.20 per share, and are not callable for one year. The New Debentures may be called by the Company at 100% of the principal amount after one year if the Company’s Common Stock closes at a price equal to or greater than 200% of the conversion price for 20 of 30 consecutive trading days and after two years if the Common Stock closes for a similar period at a price equal to or greater than 150% of the conversion price. After three years, the Company may call the New Debentures, at any time, at 100% of the principal amount regardless of the stock price.

      On December 30, 2003, in connection with closing the $30.0 million term loan supported by the $27.0 million federal guarantee, the Company terminated its loan facility with Foothill. The Company repaid all borrowings outstanding with Foothill, incurred $1.3 million of fees and expenses connected with the early termination of the loan facility and wrote off $0.5 million of deferred issuance fees. The Company had no current notes payable outstanding at December 31, 2003, but did have $3.3 million of letters of credit outstanding, which were collateralized by $3.4 million of restricted cash. Letters of credit are subject to a fee of 2.75% of the face amounts of the letters of credit issued and outstanding. Subsequent to December 31, 2003, the Company moved its current outstanding letters of credit to Wachovia Bank, N.A. (“Wachovia”). Letters of credit with Wachovia are subject to a fee of 0.75% of the face amounts of the letters of credit issued and outstanding, are collateralized by $3.2 million of restricted cash and their terms are one year or less.

      The FAA has issued and proposed a number of Airworthiness Directives (“ADs”) that will require the Company to make modifications to its aircraft. They are as follows:

•	the replacement of insulation blankets on the Company’s MD-11 aircraft by June 2005 that is expected to cost approximately $0.5 million per aircraft (approximately 31% of this work has been completed at December 31, 2003);

•	the installation of enhanced ground proximity warning systems in its aircraft by March 2005 that is expected to cost approximately $77,000 per MD-11 and $129,000 per DC-10-30 aircraft;

•	the modification of thrust reversers on the Company’s DC-10-30 aircraft by October 2006 that is estimated to cost approximately $0.5 million per aircraft; and

•	the replacement of the ring case located in the compressor area of the Company’s MD-11 engines by June 2009 that is expected to cost approximately $0.3 million per engine.

      The Company expects to finance the cost of compliance with ADs through internally generated funds. The estimated total cost of these modifications based on the Company’s current fleet is $9.0 million as of December 31, 2003.

      World Airways’ capital expenditures for 2004, other than the cost of ADs, are currently expected to be approximately $3.0 million, principally for the purchase of aircraft related assets, which it expects to finance from working capital.

      In 1996, in conjunction with leasing two MD-11ER aircraft the Company agreed to assume leases of one or two MD-11F freighter aircraft for the remainder of their 24-year leases (that commenced in November and December 1995), in the event that the existing lessee terminates its leases with the lessor. As of the date hereof, the Company does not know if the existing lessee intends to terminate the existing leases or not. As part of the agreement for the aircraft, the lessor provided spare parts financing of which approximately $1.1 million is still available.

Recently Issued Accounting Standards

      The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 132 (revised in 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, an Amendment of FASB Statements No. 87, 88 and 106 (“SFAS 132R”) in December 2003. SFAS 132R revised employers’ disclosures about pension plans and other postretirement benefit plans by requiring additional disclosures about assets, obligations, cash flows and net periodic benefit costs. SFAS 132R is effective for financial statements issued after December 15, 2003 and for interim periods thereafter. See Note 10 for the Company’s disclosures required under SFAS 132R.

      In December 2003, the FASB issued a revised FASB Interpretation No. 46 (“FIN 46R”), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“VIE”), which was issued in January 2003. The application of this interpretation (or Interpretation 46) is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special interest entities for periods ending after December 15, 2003. Application by public entities (other than small business issuers) for all other types of entities is required in financial statements for periods ending after March 15, 2004. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. The Company currently does not have any interests in variable interest entities or special interest entities.

      FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, was issued in May 2003. This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Statement also includes required disclosures for financial instruments within its scope. For the Company, the Statement was effective for instruments entered into or modified after May 31, 2003 and otherwise was effective as of July 1, 2003. The Company currently does not have any financial instruments that are within the scope of this Statement.

Other Matters

Inflation

      The Company believes that neither inflation nor changing prices have had a material effect on the Company’s revenues during the past three years.

Corporate Headquarters

      In 2001, the Company relocated its corporate headquarters to Peachtree City, Georgia. Hollis L. Harris, World Airways’ current Chairman and CEO, is a principal in the company that owns the building for which the Company signed a lease for a 15-year term beginning May 1, 2001. The Company’s Board of Directors verified with a nationally recognized tenant brokerage firm that the new lease rate was equivalent to what could be obtained in arm’s length negotiations with an independent party. In addition, the lease rate in Georgia was less than what was being paid in Virginia. Obligations for rent under the lease aggregating $16.1 million at December 31, 2003 are included with future annual minimum lease payments for operating leases in Note 8 to the Consolidated Financial Statements.

      In June 2003, the Georgia Department of Revenue approved the Company’s application for the Georgia Headquarters Job Tax Credit (the “HQC”). The HQC is available for corporate taxpayers (a) establishing or relocating their headquarters to Georgia, (b) investing a minimum of $1 million in certain property, and (c) employing a minimum number of new full-time employees in the State of Georgia that pay at or above a required wage level. This credit may be used for either corporate state income tax or payroll withholding tax. The Company has qualified for $510,000 and $590,000 of tax credits related to 2001 and 2002, respectively. The application for tax credits related to 2003 is in process at this time. If the Company continues to meet the statutory requirements for each year that it is eligible, its total potential net estimated benefit could be in excess of $2.0 million on a pre-tax basis.

      Subsequent to December 31, 2003, the company that owns the building containing World Airways’ corporate headquarters, of which World Airways’ current Chairman and CEO is a principal, sold the building to a real estate investment trust. In conjunction with this transaction, the Company executed a new 15-year lease that provides for reduced rental rates and increased flexibility for expansion. Before approving the terms of the new lease, the Company’s Board of Directors retained both an independent outside law firm to provide a comparative analysis as well as a national, commercial real estate firm to independently verify that the new lease terms did not have a material incremental financial impact on the Company.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      World Airways does not have any material exposure to market risks.

      With respect to interest rate risks at December 31, 2003, interest rates on the Company’s $25.5 million long-term convertible debt obligations due in December 2009 are fixed. Interest rates on the $18.0 million of previously existing convertible debt due in August 2004, which were called for redemption on December 30, 2003, were also fixed. On December 30, 2003, the Company closed on a $30.0 million term loan of which $27.0 million (the “Tranche A Loan”) is guaranteed by the Air Transportation Stabilization Board and $3.0 million (the “Tranche B Loan”) is guaranteed by a third party. The Tranche A Loan bears an interest rate equal to the lender’s weighted average cost of issuing commercial paper plus 0.5% per annum. The Tranche B Loan bears an interest rate equal to LIBOR plus 1.0% per annum. Based on the balance outstanding at December 31, 2003, each 1% change in the interest rate would have increased or decreased the Company’s annual interest cost by approximately $300,000. On December 30, 2003, the Company also terminated its loan facility with Wells Fargo Foothill, Inc. (“Foothill”). The Company had no current notes payable outstanding at December 31, 2003 with Foothill, but did have $3.3 million of letters of credit outstanding, which were collateralized by $3.4 million of restricted cash. Letters of credit are subject to a fee of 2.75% of the face amount of the letters of credit. See Notes 6 and 7 of “Notes to the Consolidated Financial Statements” in Item 8. The Company has not entered into any obligations for trading purposes.

      With respect to foreign currency exchange rate risks, although some of the Company’s revenues are derived from foreign customers, all revenues and substantially all expenses are denominated in U.S. dollars. The Company maintains minimal balances in foreign bank accounts to facilitate the payment of expenses.

      The Company is not exposed to commodity price risks except with respect to the purchase of aviation fuel. However, fluctuations in the price of fuel have not had a significant impact on the Company’s operations in recent years because, in general, the Company’s contracts with its customers limit the Company’s exposure to increases in fuel prices. The Company does not purchase fuel under long-term contracts or enter into futures or swap contracts at this time.

Item 8.	Financial Statements and Supplementary Data

WORLD AIRWAYS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002

	(In thousands
	except share amounts)
ASSETS
Current assets
Cash and cash equivalents	$30,535	$20,839
Restricted cash	23,290	665

Total cash and cash equivalents	53,825	21,504
Accounts receivable, less allowance for doubtful accounts of $196 in 2003 and $255 in 2002	31,446	28,391
Prepaid expenses and other current assets	7,721	5,569

Total current assets	92,992	55,464
Equipment and property
Flight and other equipment	86,346	84,331
Less: accumulated depreciation and amortization	47,382	42,475

Net equipment and property	38,964	41,856
Long-term deposits	17,664	18,513
Other assets and deferred charges, net of amortization of $1,247 in 2002	7,681	1,429

Total assets	$157,301	$117,262

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Notes payable	$—	$17,096
Current maturities of long-term debt	18,000	—
Accounts payable	28,167	30,497
Accrued rent	9,881	17,993
Unearned revenue	3,546	976
Accrued maintenance	2,791	2,178
Accrued salaries and wages	16,957	10,000
Accrued taxes	2,581	2,663
Other accrued liabilities	2,506	2,820

Total current liabilities	84,429	84,223

Long-term debt, net of current maturities	57,177	40,545
Deferred gain from sale-leaseback transactions, net of accumulated amortization of $3,137 in 2003 and $2,005 in 2002	2,777	3,909
Accrued post-retirement benefits	3,583	3,235
Deferred rent	16,008	14,217

Total liabilities	163,974	146,129

Stockholders’ deficiency
Preferred Stock, $.001 par value (5,000,000 shares authorized and no shares issued or outstanding)	—	—
Common Stock, $.001 par value (100,000,000 shares authorized; 12,502,441 shares issued and 11,421,198 outstanding in 2003; 12,158,341 shares issued and 11,077,098 outstanding in 2002)	13	12
Additional paid-in capital	31,233	24,361
Accumulated deficit	(25,062)	(40,383)
Treasury stock, at cost (Common Stock — 1,081,243 shares in 2003 and 2002)	(12,857)	(12,857)

Total stockholders’ deficiency	(6,673)	(28,867)

Commitments and contingencies
Total liabilities and stockholders’ deficiency	$157,301	$117,262

See accompanying Notes to Consolidated Financial Statements

WORLD AIRWAYS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2003	2002	2001

	(In thousands
	except per share amounts)
Operating revenues
Flight operations	$471,824	$382,509	$316,523
Other	3,026	1,980	1,343

Total operating revenue	474,850	384,489	317,866

Operating expenses
Flight	143,640	116,012	106,022
Maintenance	75,513	59,628	63,560
Aircraft costs	85,487	86,834	77,631
Fuel	76,488	57,864	40,955
Flight operations subcontracted to other carriers	2,454	2,087	924
Commissions	17,433	15,834	14,514
Depreciation and amortization	5,239	4,525	5,908
Sales, general, and administrative	40,168	32,631	34,134
Airline stabilization act grant	—	1,952	(5,053)

Total operating expenses	446,422	377,367	338,595

Operating income (loss)	28,428	7,122	(20,729)
Other income (expense)
Interest expense	(5,223)	(4,690)	(5,981)
Interest income	370	575	549
Other, net	(4,452)	(966)	124

Total other, net	(9,305)	(5,081)	(5,308)

Earnings (loss) before income tax expense	19,123	2,041	(26,037)
Income tax expense	3,802	—	—

Net earnings (loss)	$15,321	$2,041	$(26,037)

Basic earnings (loss) per share:
Net earnings (loss)	$1.37	$0.18	$(2.42)

Weighted average shares outstanding	11,224	11,073	10,775

Fully diluted earnings (loss) per share:
Net earnings (loss)	$0.98	$0.18	$(2.42)

Weighted average shares outstanding	17,783	11,073	10,775

See accompanying Notes to Consolidated Financial Statements

WORLD AIRWAYS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

Years Ended December 31, 2003, 2002, and 2001

		Additional			Treasury	Total
	Common	Paid-In	Deferred	Accumulated	Stock,	Stockholders’
	Stock	Capital	Compensation	Deficit	at Cost	Deficiency

	(In thousands except share amounts)
Balance at December 31, 2000	$12	$23,980	$(1,735)	$(16,387)	$(13,150)	$(7,280)
Common stock purchases (17,500 shares)	—	—	—	—	(18)	(18)
Amortization of deferred compensation, accrual of changes in Employee Salary Exchange Program and other (603,000 shares)	—	—	1,735	—	311	2,046
Amortization of warrants	—	185	—	—	—	185
Net loss	—	—	—	(26,037)	—	(26,037)

Balance at December 31, 2001	12	24,165	—	(42,424)	(12,857)	(31,104)
Exercise of 11,200 stock options	—	11	—	—	—	11
Accrual of changes in Employee Salary Exchange Program (145,000 shares)	—	—	—	—	—	—
Amortization of warrants	—	185	—	—	—	185
Net earnings	—	—	—	2,041	—	2,041

Balance at December 31, 2002	12	24,361	—	(40,383)	(12,857)	(28,867)
Exercise of 344,100 stock options	1	298	—	—	—	299
Fair market value of warrants issued	—	4,792	—	—	—	4,792
Beneficial convertibility of debentures due in 2009	—	1,357	—	—	—	1,357
Tax benefit of stock option exercises	—	240	—	—	—	240
Amortization of warrants	—	185	—	—	—	185
Net earnings	—	—	—	15,321	—	15,321

Balance at December 31, 2003	$13	$31,233	$—	$(25,062)	$(12,857)	$(6,673)

See accompanying Notes to Consolidated Financial Statements

WORLD AIRWAYS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2003	2002	2001

	(In thousands)
Cash and cash equivalents at beginning of year	$21,504	$19,540	$14,386
Cash flows from operating activities:
Net earnings (loss)	15,321	2,041	(26,037)
Adjustments to reconcile net earnings (loss) to cash provided (used) by operating activities:
Depreciation and amortization	5,239	4,525	5,908
Deferred gain recognition	(1,132)	(2,187)	(1,655)
Provision for doubtful accounts	(59)	(695)	1,019
Loss on debt extinguishment	2,989	—	—
Deferred compensation and other	(414)	447	2,311
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Accounts receivable	(2,996)	(2,477)	(10,480)
Deposits, prepaid expenses and other assets	729	336	(175)
Accounts payable, accrued expenses and other liabilities	7,289	4,878	12,386
Unearned revenue	2,570	(2,424)	(2,878)

Net cash provided (used) by operating activities	29,536	4,444	(19,601)

Cash flows from investing activities:
Purchases of equipment and property	(2,773)	(5,184)	(3,563)
Proceeds from disposals of equipment and property	18	164	996
Maturities of marketable investments, net	—	—	1,685

Net cash used by investing activities	(2,755)	(5,020)	(882)

Cash flows from financing activities:
(Decrease) increase in notes payable	(17,096)	(2,659)	8,224
Deferral (repayments) of aircraft rent obligations, net	(8,418)	7,284	9,760
Proceeds from issuance of debentures due in 2009, net of debentures due in 2004 exchanged	3,000	—	—
Proceeds from issuance of ATSB guaranteed term loan	30,000	—	—
Repayment of debt	—	(2,096)	(9,852)
Payment of debt issuance costs	(2,245)	—	—
Proceeds of sale/leaseback transactions	—	—	17,505
Proceeds from exercise of stock options	299	11	—

Net cash provided by financing activities	5,540	2,540	25,637

Net increase in cash and cash equivalents	32,321	1,964	5,154

Cash and cash equivalents at end of year	$53,825	$21,504	$19,540

See accompanying Notes to Consolidated Financial Statements

WORLD AIRWAYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Organization

      The accompanying consolidated financial statements include the accounts of World Airways, Inc. and its wholly-owned subsidiary, World Airways Parts Company LLC (“World Airways” or the “Company”). All significant inter-company accounts and transactions have been eliminated. World Airways, Inc. was organized in March 1948 and is a U.S. certificated air carrier. Air transportation operations account for 100% of the Company’s operating revenue. World Airways provides long-range passenger and cargo charter and wet lease air transportation, serving the U.S. Government, international passenger and cargo air carriers, tour operators, international freight forwarders and cruise ship companies (see Note 12).

Financial Statement Reclassifications

      Certain items in the prior year financial statements included herein have been reclassified to conform to the 2003 financial statement presentation.

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

      Restricted cash consists of amounts required to pay off senior convertible debentures called on December 30, 2003, letters of credit that had to be secured by cash collateral, and prepayments from customers for flights that are scheduled to be flown within 30 days of the balance sheet date.

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

WORLD AIRWAYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings (Loss) Per Share

      Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of shares outstanding during the period. Diluted earnings (loss) per share include the effects of common equivalent shares outstanding during the period.

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

      Provisions for depreciation and amortization of equipment and property are computed over estimated useful lives or the term of the lease, if shorter, for capital leases, by the straight-line method, with estimated salvage values of 0-15%. Estimated useful lives of equipment and property are as follows:

DC-10 and MD-11 flight equipment	15-16 years
Other equipment and property	5-7 years

      Major modifications and improvements to capital equipment, including those performed in response to Airworthiness Directives issued by the Federal Aviation Administration, are capitalized at cost. Routine maintenance and repairs are expensed as incurred.

      Deferred gains realized in connection with the sale-leaseback of aircraft and equipment are amortized over the periods of the respective leases.

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

Exit or Disposal Costs

      Liabilities for costs associated with an exit or disposal activity are recognized and measured at their fair value in the period in which the liability is incurred. Liabilities for costs to terminate a contract before the end of its term are recognized and measured at their fair value when the Company terminates the contract in accordance with the contract terms. Liabilities for costs that will continue to be incurred under a contract for its remaining term without economic benefit to the Company are recognized and measured at their fair value when the Company ceases using the right conveyed by the contract. If the contract is an operating lease, the fair value of the liability at the cease-use date is determined based on the remaining lease rentals, reduced by the sublease rentals that can be reasonably obtained for the property.

Other Assets and Deferred Charges

      Debt issuance costs are amortized on a straight-line basis over the period the related debt is expected to be outstanding.

WORLD AIRWAYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The fair market value of the warrants issued to the Air Transportation Stabilization Board in connection with the loan guarantee is recorded as a long-term other asset and amortized to December 2008 using the interest method (see Note 7).

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

Accounting for Stock-Based Compensation

      At December 31, 2003, the Company had three stock-based compensation plans, which are described more fully in Note 9. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net earnings (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation (in thousands, except share data):

	Year Ended December 31,

	2003	2002	2001

Net earnings (loss), as reported	$15,321	$2,041	$(26,037)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(528)	(877)	(1,513)

Pro forma net income (loss)	14,793	1,164	(27,550)
Earnings (loss) per share
Basic — as reported	$1.37	$0.18	$(2.42)
Basic — pro forma	$1.32	$0.11	$(2.56)
Diluted — as reported	$0.98	$0.18	$(2.42)
Diluted — pro forma	$0.95	$0.07	$(2.56)

      The per share weighted-average fair value of stock options granted during 2003, 2002 and 2001 was $1.08, $0.86, and $0.81, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

	2003	2002	2001

Expected dividend yield	0%	0%	0%
Risk-free interest rate	3.1%	4.1%	4.3%
Expected life (in years)	5.2	4.9	5.2
Expected volatility	102%	141%	102%

Recently Issued Accounting Standards

      The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No, 132 (revised in 2003), Employers’ Disclosures about Pensions and Other Postretire-

WORLD AIRWAYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ment Benefits, an amendment of FASB Statements No. 87, 88 and 106 (“SFAS 132R”) in December 2003. SFAS 132R revised employers’ disclosures about pension plans and other postretirement benefit plans by requiring additional disclosures about assets, obligations, cash flows and net periodic benefit costs. SFAS 132R is effective for financial statements issued after December 15, 2003 and for interim periods thereafter. See Note 10 for the Company’s disclosures required under SFAS 132R.

      In December 2003, the FASB issued a revised FASB Interpretation No. 46 (“FIN 46R”), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“VIE”), which was issued in January 2003. The application of this interpretation (or Interpretation 46) is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special interest entities for periods ending after December 15, 2003. Application by public entities (other than small business issuers) for all other types of entities is required in financial statements for periods ending after March 15, 2004. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. The Company currently does not have any interests in variable interest entities or special interest entities.

      FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, was issued in May 2003. This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Statement also includes required disclosures for financial instruments within its scope. For the Company, the Statement was effective for instruments entered into or modified after May 31, 2003 and otherwise was effective as of July 1, 2003. The Company currently does not have any financial instruments that are within the scope of this Statement.

2.	Operating Environment and Liquidity

      The terrorist attacks of September 11, 2001 continued to have a significant effect on the entire U.S. air transportation industry, with lower demand for travel, more price competition and increased costs for security and aviation insurance. During 2003, the war and conflict in Iraq had a significant effect on the Company due to the increased demand for military flying. In February 2003, the Secretary of Defense gave authority to the commander, U.S. Transportation Command (USTRANSCOM) to activate Stage I of the Civil Reserve Air Fleet (“CRAF”) to provide the Department of Defense additional airlift capability to move U.S. troops and military cargo. This measure was necessary due to increased operations associated with the build-up of U.S. forces in the Persian Gulf region. CRAF aircraft are U.S. commercial passenger and cargo aircraft that are contractually pledged to move passengers and cargo when the Department of Defense’s airlift requirements exceed the capability of U.S. military aircraft and volunteer commercial aircraft.

      The authority to activate CRAF Stage I involved 22 U.S. airline companies and their 78 commercial aircraft — 47 passenger aircraft and 31 wide-body cargo aircraft. While this authority was for all 78 commercial aircraft in the CRAF Stage I program, the USTRANSCOM commander only activated 47 passenger aircraft. U.S. military airlift aircraft and CRAF volunteered commercial cargo aircraft met the cargo airlift requirements. The Company had three MD-11 passenger aircraft activated under CRAF Stage I, which ended in June 2003.

WORLD AIRWAYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      World Airways is highly leveraged. At December 31, 2003, World Airways’ current assets were $93.0 million, which included the $18.8 million of restricted cash to pay the principal and interest on the convertible debentures called in December 2003. The Company’s current liabilities were $84.4 million, which included current maturities of long-term debt of $18.0 million that were redeemed on January 28, 2004. As of December 31, 2003, the Company had a $30.0 million term loan, with three annual principal payments of $6.0 million commencing December 2005 and a final payment of $12.0 million due in December 2008. The Company also had outstanding long-term debt of $27.2 million, which has a principal amount of $25.5 million and is due December 2009. In addition, the Company has significant long-term obligations relating to operating leases for aircraft and spare engines.

      See “Operating Leases” in Note 8 for information on amendments to the Company’s aircraft lease agreements.

      The Company has historically financed working capital and capital expenditure requirements out of cash flow from operating activities, secured borrowings, sales of its Common Stock and other financings. The degree to which the Company is leveraged could have important consequences including: (i) World Airways’ ability to obtain additional financing in the future for working capital, capital expenditures or other purposes may be limited; (ii) a substantial portion of the Company’s cash flow from operations must be dedicated to the payment of principal and interest on its indebtedness; (iii) World Airways’ degree of leverage and related debt service obligations, as well as its obligations under operating leases, may make it more vulnerable than some of its competitors in a prolonged economic downturn; and (iv) World Airways’ financial position may restrict its ability to pursue new business opportunities and limit its flexibility in responding to changing business conditions.

      World Airways’ operating philosophy is to build on its existing relationships to achieve a strong platform for future growth while at the same time expand its commercial passenger and cargo business. The Company’s strategy is based, first and foremost, upon providing the highest level of service to its customers, thereby maintaining and expanding the amount of business being done with existing customers.

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

      Factors that affect the Company’s ability to achieve high utilization of its aircraft include the compatibility of the Company’s aircraft with customer needs and the Company’s ability to react on short notice to customer requirements (which can be unpredictable due to changes in traffic rights, aircraft delivery schedules and aircraft maintenance requirements). Other factors that affect the Company include domestic and foreign regulatory requirements, as well as a trend towards aviation deregulation that is increasing alliances and code share arrangements.

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

      The Company has unsold capacity in the second quarter of 2004 and beyond; however, historically it has been successful in obtaining additional business to utilize some or all of its available capacity. Although there

WORLD AIRWAYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

can be no assurance that it will be able to secure additional business to utilize unsold capacity, the Company is actively seeking additional business for 2004 and beyond.

      Although there can be no assurances, the Company believes the combination of its existing contracts and additional business that it expects to obtain, along with its existing cash and financing arrangements, will be sufficient to allow the Company to meet its cash requirements related to operating and capital requirements for 2004.

3.     Supplemental Information — Statements of Cash Flows

      Additional information pertaining to certain cash payments and non-cash investing and financing activities is as follows (in thousands):

	Years Ended December 31,

	2003	2002	2001

Cash paid for:
Interest	$4,662	$3,407	$4,582

Income taxes	$3,819	$—	$—

4.	Prepaid Expenses and Other Current Assets

      Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,

	2003	2002

Prepaid rent	$3,109	$3,094
Deposits	2,293	1,643
Other	2,319	832

Total	$7,721	$5,569

5.	Other Assets and Deferred Charges

      Other assets and deferred charges consist of the following (in thousands):

	December 31,

	2003	2002

Fair market value of ATSB warrants	$4,792	$—
Debt issuance costs — convertible debt due in 2009	1,507	393
Debt issuance costs — term loan due in 2008	1,262	129
Debt issuance costs — Wells Fargo Foothill	—	619
Debt issuance costs — convertible debt due in 2004	—	1,510
Other	120	25

	7,681	2,450
Accumulated amortization	—	(1,247)

Total	$7,681	$1,429

WORLD AIRWAYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Notes Payable

      On December 30, 2003, in connection with the closing of the $30.0 million term loan supported by the $27.0 million federal guarantee (see Note 7), the Company terminated its loan facility with Foothill. The Company repaid all borrowings outstanding with Foothill, incurred $1.3 million of fees and expenses connected with the early termination of the loan facility and wrote off $0.5 million of deferred issuance fees. Accordingly, the Company had no current notes payable outstanding at December 31, 2003, but did have $3.3 million of letters of credit outstanding, which were collateralized by $3.4 million of restricted cash. Letters of credit with Foothill were subject to a fee of 2.75% of the face amounts of the letters of credit issued and outstanding. Subsequent to December 31, 2003, the Company moved its current outstanding letters of credit to Wachovia Bank, N.A. (“Wachovia”), which are collateralized by $3.2 million of restricted cash. Letters of credit with Wachovia are subject to a fee of 0.75% of the face amounts of the letters of credit issued and outstanding, and their terms are one year or less.

7.	Long-term Debt

      The Company’s long-term debt, including current maturities thereof, at December 31 are as follows (in thousands):

	2003	2002

Term loan, with variable interest payable semi-annually and three annual principal payments of $6.0 million commencing December 2005, with a final payment of $12.0 million due in December 2008	$30,000	$—
Convertible senior subordinated debentures due December 2009 — principal amount of $25.5 million with interest at 8% payable semi-annually	27,177	—
Convertible senior subordinated debentures due August 2004, the balance of which were called on December 30, 2003 with a redemption date of January 28, 2004 — with interest at 8% payable semi-annually	18,000	40,545

Total	75,177	40,545
Less: current maturities	18,000	—

Total long-term debt, net of current maturities	$57,177	$40,545

      On December 30, 2003, the Company closed a $30.0 million term loan of which $27.0 million (“Tranche A Loan”) is guaranteed by the Air Transportation Stabilization Board (“ATSB”) and $3.0 million (“Tranche B Loan”) is guaranteed by another third party. The Company’s obligations under the loan agreement are secured by substantially all of the assets of the Company and its subsidiary. The Tranche A Loan bears an interest rate equal to the lender’s weighted average cost of issuing commercial paper plus 0.5% per annum. The Tranche B Loan bears interest at a rate equal to LIBOR plus 1.0% per annum. Interest on the term loan is payable semi-annually on June 12th and December 12th of each year. At December 31, 2003, the blended rate on both Tranches approximated 2%. The Company is required to pay semi-annual guarantee fees commencing on the date of the closing of the term loan (i) to the ATSB at an annual rate of 4.5% of the principal amount of the Tranche A Loan scheduled to be outstanding for the interest periods ending on June 12 and December 12, 2004, increasing by 0.5% each year for subsequent semi-annual interest periods through December 12, 2008; and (ii) to the guarantor of the Tranche B Loan at an annual rate of 3.0% of the principal amount of the Tranche B Loan scheduled to be outstanding for the interest periods ending on June 12th and December 12th through December 12, 2008. The principal amount of the term loan will be repaid in three annual installments of $6.0 million each, commencing on December 12, 2005, and a final fourth installment of $12.0 million due on December 12, 2008. The Company will be required to pre-pay the term loan, subject to certain limitations and exclusions, from (a) the proceeds of future borrowings from other sources and issuances of debt or equity securities; (b) the proceeds of any significant asset sales; and (c) the

WORLD AIRWAYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

net proceeds from insurance or condemnation. In the event of a change in control, as defined in the loan agreement, the ATSB will have the right to require the Company to repay the term loan in full.

      The loan agreement contains negative covenants that limit the Company’s ability to (a) grant additional liens on its property; (b) make significant investments; (c) pay dividends, redeem capital stock or repay indebtedness other than the term loan; (d) liquidate, wind up, dissolve or engage in certain acquisitions; (e) engage in certain sale-leaseback transactions; (f) engage in certain transactions with affiliates; (g) engage in any business unrelated to its existing business; (h) consolidate, merge with or into another entity or sell substantially all of its assets unless certain conditions are satisfied; (i) engage in certain assets sales; (j) create or acquire certain subsidiaries; (k) enter into joint ventures involved in speculative transactions; (l) amend the terms of agreements relating to the Company’s other indebtedness for borrowed money; (m) enter into any going-private transactions; (n) grant any additional negative pledges; or (o) re-price outstanding stock options. In addition, the loan agreement contains certain financial covenants requiring the Company to maintain a certain amount of unrestricted cash and cash equivalents and to comply with certain financial ratios, including indebtedness to EBITDAR (earnings before interest, taxes, depreciation, amortization and aircraft rent) and EBITDAR to fixed charges.

      The Company issued to the ATSB, as additional compensation for the federal loan guarantee, warrants to purchase an aggregate of 2,378,223 shares of Common Stock. The warrants were vested and fully exercisable at the date of grant. The Company recorded the fair value of these warrants as an addition to other long-term assets, with a credit to additional paid in capital. This long-term asset will be amortized over to December 2008 using the interest method (see Note 9).

      In addition, on December 30, 2003, the Company issued $25.5 million aggregate principal amount of new 8.0% Convertible Senior Subordinated Debentures due in 2009 (the “New Debentures”), in exchange for $22.5 million aggregate principal amount of its then outstanding 8.0% Convertible Senior Subordinated Debentures due in 2004 (the “Old Debentures”) and $3.0 million in cash. The Company called for redemption the remainder, or $18.0 million aggregate principal amount, of its Old Debentures which were redeemed on January 28, 2004. Interest on the New Debentures is payable semi-annually on June 30th and December 30th of each year. The New Debentures are convertible, at any time, into the Company’s Common Stock at a conversion price of $3.20 per share, and are not callable for one year. The New Debentures may be called by the Company at 100% of the principal amount after one year if the Company’s Common Stock closes at a price equal to or greater than 200% of the conversion price for 20 of 30 consecutive trading days and after two years if the Common Stock closes for a similar period at a price equal to or greater than 150% of the conversion price. After three years, the Company may call the New Debentures, at any time, at 100% of the principal amount regardless of the stock price. Until the date that all of the New Debentures have been converted into the Company’s Common Stock, the Company may not, directly or indirectly, declare or pay any cash dividend, or make any other cash payment or distribution, on account of the Common Stock or to the direct or indirect holders of its Common Stock. The conversion price of the New Debentures is subject to customary anti-dilution adjustments. The holders of the New Debentures have the right to require the Company to repurchase all or any part of the New Debentures upon the occurrence of (a) a change in control, as defined in the indenture governing the New Debentures (the “New Indenture”), or (b) a termination of trading of the Common Stock of the Company, as defined in the New Indenture, in each case at a price equal to 100% of the principal amount thereof together with accrued and unpaid interest to the repurchase date.

      Because the New Debentures and the Old Debentures had substantially different terms under Emerging Issues Task Force (“EITF”) No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, the New Debentures were recorded at their estimated fair value of $28.5 million at the time of issuance on December 30, 2003. The following are the key assumptions used in determining the fair value of the New Debentures: principal amount of $25.5 million, closing stock price of $3.37 per share, risk free interest rate of 1.28%, expected volatility of 50%, and average life of 2.5 years. Because the fair value of the

WORLD AIRWAYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

New Debentures exceeded the carrying amount of the Old Debentures, the Company recorded a loss on debt extinguishment of $3.0 million in December 2003. Amortization of the excess of the fair value of $28.5 million over the par amount of $25.5 million will be recognized over the term of the New Debentures as a credit to interest expense.

      The closing price of the Company’s Common Stock on December 30, 2003 was $3.37, which was greater than the New Debentures’ conversion price of $3.20. This “in the money” conversion feature was valued at $1.4 million which was computed by multiplying 7,982,813 shares ($25,545,000 principal amount of New Debentures/ $3.20 conversion price) by $0.17 per share (the $3.37 closing price on December 30, 2003 less the $3.20 conversion price). Amortization of this debt discount will be on a straight-line basis over the term of the New Debentures and charged to interest expense. If a conversion takes place prior to the end of the term of the New Debentures, a pro-rated portion of the unamortized debt discount then remaining will be recognized as interest expense.

      The following table summarizes balances recorded related to the New Debentures as well as the accounting method (in thousands):

	Balance at
	December 31, 2003	Accounting Method

Fair value of New Debentures	$28,534	The excess of fair value over the principal amount is amortized as a reduction of interest expense on a straight-line basis over the term of the New Debentures.
Discount on New Debentures due to
beneficial convertibility	(1,357)	This discount is amortized as interest
		expense on a straight-line basis over the term of New Debentures, or until a conversion occurs.
Convertible senior subordinated
Debentures due 2009, net	$27,177

      The following table shows annual amounts of scheduled principal maturities of debt outstanding at December 31, 2003 (in thousands):

2004	$18,000
2005	6,000
2006	6,000
2007	6,000
2008	12,000
2009	25,545

Total	$73,545

8.	Operating Leases

      At December 31, 2003, the Company’s operating fleet consisted of eleven MD-11 and seven DC-10-30 aircraft, all of which are leased under operating leases. The MD-11 aircraft included eight passenger aircraft (four of which are long-range versions) and three freighter aircraft. The DC-10-30 aircraft included four freighter aircraft and three passenger aircraft. One DC-10-30 freighter aircraft was returned to its lessor in the first quarter of 2004. The term of the lease agreement for another DC-10 freighter aircraft has expired. The

WORLD AIRWAYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company is currently negotiating with the lessor regarding various issues relating to the return of this aircraft. Under the terms of the lease, the Company has continued to pay rent on a month-to-month basis on this aircraft until its return is accepted by the lessor.

      In prior years, the Company paid amounts less than its contractual aircraft rent obligations in order to conserve cash. The Company continued to recognize expense for the full amount of its contractual rent payments due. The accrual for unpaid contractual rent obligations was $8.9 million and $17.0 million at December 31, 2003 and 2002, respectively. This accrual is included as accrued rent in the current liabilities section of the Consolidated Balance Sheet. The Company’s aircraft lessors agreed to amended terms of the aircraft lease agreements to provide for the repayment of the unpaid contractual rent obligations. The amended lease terms on leases for which the Company is still obligated to repay rent as of December 31, 2003, provide for repayment of contractual rent obligations based on a percentage of profits in future years.

      Lease terms for three DC-10 aircraft expire in the second half of 2004, and two expire in 2008. The lease terms for five of the MD-11 aircraft expire throughout 2005 and 2006, and three expire in 2008. The three that expire in 2008 previously had lease terms that were to expire in 2005. These leases were extended in conjunction with the closing of the ATSB guaranteed loan which occurred on December 30, 2003. The three remaining MD-11 aircraft leases were amended in the first quarter of 2004, and these amendments include changes to the lease expiration dates. The term for one aircraft will expire in January 2006, and may be automatically extended for a one-year period depending on the market price of the Company’s Common Stock during a specified time period. If the lease is extended, there is a further provision that would allow for a second automatic one-year extension through January 2008, which is also dependent on the market price of the Company’s Common Stock during a specified period of time. If at any time during the term of the lease, the Company’s Common Stock is no longer traded publicly, the lease term for this aircraft is automatically extended to expire in January 2008. The remaining two MD-11 leases, which were also restructured in the first quarter of 2004, will now expire in either 2011 or 2012, depending on the Company’s ability to meet certain financial conditions.

      In 1999, the Company granted warrants to each of two MD-11 aircraft lessors to purchase up to one million shares of Common Stock (see Note 9). The fair value of the warrants at the time of issuance is being amortized as rent expense over the remaining terms of the related aircraft lease agreements.

      The Company is obligated under an operating lease for office space at its former headquarters in Herndon, Virginia, through April 2006. The Company’s total obligation at December 31, 2003 under the lease is $3.7 million. The Company received rental income, sufficient to offset its lease expense through March 2002, after which time no rental income was received except $0.4 million in 2003. The Company is currently seeking a new sub-lessee for this office space. The Company recognized a $1.7 million liability at December 31, 2002 for costs that would continue to be incurred, without economic benefit to the Company, over the remaining term of its lease of this office space. During 2003, the Company used $1.4 million of the accrual, reviewed its estimates and assumptions on a quarterly basis, and determined that an additional $1.7 million should be added to the accrual, resulting in a $2.0 million balance at December 31, 2003. The liability was determined based on the remaining lease rentals, reduced by estimated sublease rentals that can be reasonably obtained for the property. The liability is included in other accrued liabilities on the accompanying Consolidated Balance Sheet and the cost is included in sales, general and administrative on the accompanying Consolidated Statement of Operations.

      Management was required to make significant estimates and assumptions in determining this liability. These included an estimated eight-month period, starting January 1, 2004, in which the Company will not obtain any sublease rentals while seeking a sub-lessee and an estimated 54 percent discount that will be provided to a suitable sub-lessee from the Company’s current monthly lease rentals. These assumptions were

WORLD AIRWAYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

determined based on current market conditions for commercial office space in Herndon, Virginia and the metropolitan Washington, D.C. area.

      If the Company is not successful in finding a suitable sub-lessee in the anticipated time or if the sublease rentals from a new sub-lessee are less than anticipated, the Company will be required to recognize an additional liability for these costs. This liability will be adjusted for changes, if any, resulting from revisions to estimated cash flows, measured using the credit-adjusted risk-free rate of 8% that was initially used to measure the liability.

      In November 2003, the Company agreed to convert the total amount due from the previous sub-lessee into equity, and received 5.1 million shares of common stock of the sub-lessee. This investment is not currently reflected on the Consolidated Balance Sheets.

      In 2001, the Company relocated its corporate headquarters to Peachtree City, Georgia. Hollis L. Harris, World Airways’ Chairman and CEO, is a principal in the company that owns the building for which the Company signed a lease for a 15-year term beginning May 1, 2001. The Company’s Board of Directors verified with a nationally recognized tenant brokerage firm that the new lease rate was equivalent to what could be obtained in arm’s length negotiations with an independent party. In addition, the lease rate in Georgia was less than what was being paid in Virginia. Obligations for rent under the lease aggregating $16.1 million at December 31, 2003 are included with future annual minimum lease payments for operating leases

      In June 2003, the Georgia Department of Revenue approved the Company’s application for the Georgia Headquarters Job Tax Credit (the “HQC”). The HQC is available for corporate taxpayers (a) establishing or relocating their headquarters to Georgia, (b) investing a minimum of $1.0 million in certain property, and (c) employing a minimum number of new full-time employees in the State of Georgia that pay at or above a required wage level. This credit may be used for either corporate state income tax or payroll withholding tax. The Company has qualified for $510,000 and $590,000 of tax credits related to 2001 and 2002, respectively. The application for tax credits related to 2003 is in process at this time. If the Company continues to meet the statutory requirements for each year that it is eligible, its total potential estimated benefit could be in excess of $2.0 million on a pre-tax basis.

      Net rental expense, primarily relating to aircraft leases, totaled approximately $89.3 million, $89.2 million, and $77.9 million for the years ended December 31, 2003, 2002 and 2001, respectively. Included in net rental expense was $0.4 million of sublease rental income for the year ended 2003 and $1.2 million for fiscal 2001. Certain of the Company’s operating leases require rental payments that vary in amount from year to year. The Company accounts for the cost of these leases on a straight-line basis, thereby recognizing rent expense evenly over the lease term. A long-term deferred rent liability is recognized in the consolidated balance sheets to reflect the cumulative-to-date difference between rent expense recognized and cash payments made.

      As of December 31, 2003, future annual minimum lease payments (including unpaid contractual rent) for operating leases that have initial or remaining lease terms in excess of one year were as follows (in thousands):

2004	$85,064
2005	75,859
2006	50,495
2007	44,530
2008	30,338
Thereafter	248,712

Total	$534,998

WORLD AIRWAYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Capital Stock

      At December 31, 2003, 18,962,508 shares of Common Stock were reserved for issuance: upon conversion of outstanding convertible debentures (10,005,285 shares), under stock option plans (4,440,000 shares), upon the exercise of warrants (4,378,223 shares), and under an employee salary exchange program (139,000 shares). On December 30, 2003, the Company called for redemption $18.0 million aggregate principal amount of its Old Debentures remaining outstanding at that time, which were convertible at a conversion price of $8.90 per share. All of these Old Debentures were redeemed on January 28, 2004. As a consequence, subsequent to January 28, 2004, the Company had outstanding $25.5 million principal amount of convertible debentures, consisting of the New Debentures, convertible into an aggregate of 7,982,813 shares of Common Stock at an exercise price of $3.20 per share.

      In December 2003, the Company issued to the ATSB, as additional compensation for the federal loan guarantee, warrants to purchase an aggregate of 2,378,223 shares of Common Stock. These warrants were vested and fully exercisable at the date of grant. The fair value of these warrants on the date of grant using the Black Scholes option-pricing model was $4.8 million. The following table shows details of the warrants issued to the ATSB as well as the assumptions used in the Black Scholes option-pricing model:

			Risk Free	Expected
Number	Exercise Price	Expiration Date	Interest Rate	Dividend Yield	Volatility	Expected Life

1,269,022	$0.78	12/31/2008	3.23%	0%	50%	5.0 yrs
111,111	$2.50	8/23/2004	1.22%	0%	50%	1.2 yrs
111,111	$2.50	3/29/2005	0.96%	0%	50%	0.7 yrs
886,979	$3.20	12/31/2009	3.43%	0%	50%	6.0 yrs

      The Company recorded the fair value of these warrants as a charge to other long-term assets, with a credit to additional paid in capital. This long-term asset will be amortized as interest expense over the next five years using the effective interest method. The amount of amortization by year will be as follows (in millions):

2004	$1.5
2005	1.3
2006	1.0
2007	0.7
2008	0.3

$4.8

      In 1999, pursuant to amendments to lease agreements for the Company’s MD-11 aircraft, the Company granted warrants to each of two lessors to purchase up to 1,000,000 shares of Common Stock at an exercise price of $2.50 per share. The warrants were vested and fully exercisable at the date of grant. Warrants to purchase 1,000,000 shares expire in August 2004 and the other warrants to purchase 1,000,000 shares expire in March 2005. The per share weighted-average fair value of the warrants was $0.90 on the date of grant using the Black Scholes option-pricing model with the following assumptions: expected dividend yield of 0.0%, risk free interest rate of 5.735%, expected life of 5 years and expected volatility of 78%.

Stock Option Plans

      Under a 1995 Stock Option Plan, as amended (the “1995 Plan”), members of the Company’s Board of Directors, employees, and consultants to the Company or its affiliates are eligible to receive stock options. The Company has reserved 3,290,000 shares of Common Stock for issuance under the 1995 Plan. Options expire at the earlier of the stated expiration, which shall not exceed ten years from the date of grant, or one year after the termination of a grantee’s employment with the Company. Options are granted with an exercise price that

WORLD AIRWAYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shall not be less than 85% of the fair market value of the Common Stock on the date of grant. Outstanding options become vested and fully exercisable at various times through February 2013.

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

      Under a 1999 Chief Executive Stock Option Plan (the “CEO Plan”), the Chief Executive Officer (the “CEO”) of the Company was granted an option to purchase 900,000 shares of Common Stock at $1.00 per share in conjunction with the CEO’s acceptance of an offer of employment in 1999. The option was granted at fair market value and will expire April 1, 2007. As of December 31, 2003, all of these options were exercisable. Stock option activity during the last three years is as follows (in thousands, except per share amounts):

		Weighted
	Number of	Average
	Options	Exercise
	Outstanding	Price

Balance at December 31, 2000	3,914	$1.78
Granted	316	1.08
Forfeited	(579)	1.20

Balance at December 31, 2001	3,651	1.81
Granted	353	0.96
Exercised	(11)	0.97
Forfeited	(160)	2.09

Balance at December 31, 2002	3,833	1.73
Granted	1,067	1.14
Exercised	(344)	0.87
Forfeited	(739)	2.29

Balance at December 31, 2003	3,817	1.54

WORLD AIRWAYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At December 31, 2003, the range of exercise prices and weighted-average remaining life of outstanding options was $0.51-$8.63 and 4.8 years, respectively. The following table summarizes stock options outstanding and exercisable at December 31, 2003 (in thousands, except per share amounts):

	Outstanding			Exercisable

		Weighted			Weighted
		Average	Weighted		Average
Range of	Number	Remaining Life	Average	Number of	Exercise
Exercise Price	of Options	Years	Exercise Price	Options	Price

$0.00 - 1.25	3,216	5.0	$0.92	2,227	$0.94
1.26 - 2.50	129	3.6	1.70	121	1.71
2.51 - 3.75	150	7.7	2.99	15	2.99
5.01 - 6.25	40	1.8	5.58	40	5.58
6.26 - 7.50	262	1.9	7.11	112	7.09
7.51 - 8.75	20	0.5	8.63	20	8.63

	3,817			2,535

      At December 31, 2003, 2002, and 2001, the number of options exercisable was 2,535,016, 2,742,000, and 2,303,000, respectively, and the weighted-average exercise price of the options was $1.39, $1.61, and $1.79, respectively.

10.	Employee Benefit Plans

      The World Airways’ Crewmembers Target Benefit Plan (the “Target Benefit Plan”) is a defined contribution plan covering cockpit crewmembers with contributions based upon wages, as defined. It is a tax-qualified retirement plan under Section 401(a) of the Internal Revenue Code of 1986, as amended (the “Code”). Pension expense for the Target Benefit Plan totaled $2.4 million, $2.5 million, and $2.1 million for the years ended December 31, 2003, 2002 and 2001, respectively.

      The Company also sponsors a Crewmembers Deferred Income Plan (the “Deferred Income Plan”). It is a tax-qualified retirement plan under Section 401(k) of the Code. Under the Deferred Income Plan, crewmembers may elect to invest salary deferrals of up to $12,000 or 25% of their salary in selected investment funds. The Company does not make any contributions to the Deferred Income Plan.

      The Company’s flight attendants participate in a pension plan maintained by the International Brotherhood of Teamsters (“Teamsters”). Pension contributions made to the Teamsters on behalf of the flight attendants totaled $0.8 million, $0.6 million, and $0.7 million for the years ended December 31, 2003, 2002 and 2001, respectively.

      Under the Company’s 401(k) Administrative Plan (“401(k) Plan”) employees may elect to invest salary deferrals of up to $12,000 or 25% of their salary in selected investment funds. The Company contributes matching funds to the 401(k) Plan equal to 33% of participants’ voluntary deferrals up to 10% of salary. The Company expensed, for its contribution to the 401(k) Plan, approximately $0.2 million, $0.1 million and $0.2 million during the years ended December 31, 2003, 2002 and 2001, respectively.

      The Company has a profit sharing bonus plan (the “Profit Sharing Plan”) for its cockpit crewmembers and flight attendants pursuant to agreements with the unions representing the two groups. It is not a tax-qualified plan under the Code. Distributions under the Profit Sharing Plan are equal to 20% of earnings, as defined, subject to an annual limitation of 10% of the total annual aggregate compensation of World Airways employees participating in the Profit Sharing Plan in that year. The Company incurred $3.7 million and $0.6 million for this plan in 2003 and 2002, respectively. No distributions were made for 2001. The $3.7 million of profit sharing for 2003 will be paid in 2004.

WORLD AIRWAYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      World Airways’ cockpit crewmembers and eligible dependents are covered under a post-retirement health care benefits plan to age 65. The Company accrues for the cost of health benefits in accordance with FAS No. 106 but funds the benefit costs on a pay-as-you-go (cash) basis.

      The Company uses a December 31st measurement date for the post-retirement health care benefits plan. A summary of the net periodic post-retirement benefit costs is as follows (in thousands):

	Year Ended December 31,

	2003	2002	2001

Service cost	$310	$260	$193
Interest cost on accumulated post-retirement benefit obligation	237	212	171
Net amortized (gain) loss	12	(2)	(14)

Net periodic post-retirement benefit cost	$559	$470	$350

      The reconciliation of the accumulated post-retirement benefit obligation was as follows (in thousands):

	2003	2002

Accumulated post-retirement benefit obligation, beginning of year	$3,791	$3,142
Service cost	310	260
Interest cost	237	212
Benefits paid	(210)	(164)
Actuarial loss	116	341

Accumulated post-retirement benefit obligation, end of year	$4,244	$3,791

      The reconciliation of the accrued post-retirement benefits as of year-end was as follows (in thousands):

	2003	2002

Unfunded status	$4,244	$3,792
Unrecognized net gain	(661)	(557)

Accrued post-retirement benefits included in liabilities on accompanying balance sheets	$3,583	$3,235

      The assumed discount rate used to measure the accumulated post-retirement benefit obligation for 2003 and 2002 was 6.0% and 6.5%, respectively. The medical cost trend rate in 2003 was 10% trending down to an ultimate rate in 2014 and beyond of 5%. A one percentage point increase in the assumed health care cost trend rates for each future year would have increased the aggregate of the service and interest cost components of 2003 net periodic post-retirement benefit cost by $57,000 and would have increased the accumulated post-retirement benefit obligation as of December 31, 2003 by $373,000. A one percentage point decrease in the assumed health care cost trend rates for each future year would have decreased the aggregate of the service and interest cost components of 2003 net periodic post-retirement benefit cost by $50,000 and would have decreased the accumulated post-retirement benefit obligation as of December 31, 2003 by $332,000.

      The Company used the following actuarial assumptions to determine its net periodic benefit cost for the years ended December 31, 2003 and 2002, as measured at December 31, 2003, and its benefit obligations at December 31, 2003 and 2002.

WORLD AIRWAYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Used for Net Periodic Post-retirement	Used for Benefit Obligations as of
Assumption	Benefit Cost for 2003	December 31, 2003

Discount Rate	6.5%	6.0%
Salary Increase*	not applicable	not applicable
Long-term rate of return*	not applicable	not applicable

	Used for Net Periodic Post-retirement	Used for Benefit Obligations as of
Assumption	Benefit Cost for 2002	December 31, 2002

Discount Rate	7.0%	6.5%
Salary Increase*	not applicable	not applicable
Long-term rate of return*	not applicable	not applicable

*	The salary increase assumption is not applicable because the benefits are not related to compensation. The long-term rate of return assumption is not applicable because the plan is not funded.

      The Company expects to contribute approximately $230,000 to the post-retirement health care benefit plan in 2004. Benefit payments, which reflect expected future service, are based on assumptions about future events. Actual benefit payments may vary significantly from these estimates.

11.	Income Taxes

      Components of income tax expense for the year ended December 31, 2003 consists of the following (in thousands):

2003

Current:
Federal	$3,562
State	240
Deferred:
Federal	—
State	—

$3,802

      There were no income taxes for the years ended December 31, 2002 and 2001.

      Income tax expense attributable to earnings (loss) differed from the statutory income tax rate as a result of the following (in thousands):

	Years Ended December 31,

	2003	2002	2001

Expected Federal income tax (benefit) at the statutory rate of 35%	$6,693	$694	$(8,853)
State and local taxes (net of federal benefit)	156	—	—
Change in valuation allowance	(3,644)	(1,600)	8,074
Other:
Meals and entertainment	961	833	998
Other	(344)	73	(219)

Income tax expense	$3,802	$—	$—

      The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31 are as follows (in thousands):

WORLD AIRWAYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2003	2002

Deferred tax assets:
Net operating loss carry-forward	$2,004	$8,998
Recognition of sale/leaseback gains	1,014	1,368
Accrued post-retirement benefit obligation	1,308	1,132
Compensated absences	3,575	1,283
Deferred rent	5,843	4,976
Allowance for doubtful accounts receivable	71	89
Alternative minimum tax credit carry-forward	2,789	2,789
Loss on convertible debt extinguishment	1,091	—
Other	1,047	856

Gross deferred tax assets	18,742	21,491
Less: valuation allowance	(8,823)	(12,487)

Net deferred tax assets	9,919	9,004
Deferred tax liabilities:
Property and equipment	9,919	9,004

Net deferred tax asset/(liability)	$—	$—

      The Company has significant net operating loss (“NOL”) carry-forwards for federal tax purposes, which are subject to a $343,000 annual use limitation resulting from a change in ownership occurring in 2000. In 2002 and prior years, these NOL carry-forwards were included regardless of whether the use limitation would render them unusable. A valuation allowance was recorded against the unusable portion, resulting in no deferred tax asset being recognized. For 2003, the Company changed its presentation to reflect only the potentially usable NOL carry-forwards. These reclassifications affected the income tax rate reconciliation and the deferred tax assets and liabilities table presented above.

      The net changes in the total valuation allowance for the years ended December 31, 2003 and 2002 were due to the limitation or use of NOL carry-forwards and the realization of other deferred tax assets and liabilities. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income (including reversals of deferred tax liabilities) during the periods in which those temporary differences will become deductible. Management believes it is not likely the deferred tax assets, net of the valuation allowance, will be realized.

      The availability of NOL carry-forwards and alternative minimum tax credits carry-forwards to reduce the Company’s future federal income tax liability is subject to limitations under Section 382 of the Code. Generally, these limitations restrict the availability of NOL carry-forwards upon certain changes in stock ownership by five percent shareholders which, in aggregate, exceed 50 percentage points in value in a three-year period (“Ownership Change”). The Company experienced an Ownership Change on July 17, 2000 primarily due to vesting of restricted shares that were issued in February 2000 under the Company’s Employee Salary Exchange Program and the liquidation of WorldCorp, Inc. in July 2000.

      As of December 31, 2003, the Company had NOL carry-forwards for federal income tax purposes which were limited to $5.5 million. This is computed based upon the $343,000 annual limitation resulting from the 2000 Ownership Change. Subsequent ownership changes, if any, would impose additional limitations on the Company’s NOL carry-forwards. The Company’s NOLs expire in 2019.

WORLD AIRWAYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Information concerning the classification of the Company’s revenues comprising 10% or more of total operating revenues is presented in the following table (in millions):

	Years Ended December 31,

	2003	2002	2001

Passenger Charter Operations	$343.3	$306.5	$279.2
Cargo Charter Operations	128.5	76.0	37.3

      Information concerning customers for years in which their revenues comprised 10% or more of the Company’s operating revenues is presented in the following table (in thousands):

	Years Ended December 31,

	2003	2002	2001

U.S. Air Force (“USAF”) Air Mobility Command	$354,703	$277,573	$203,787

      USAF. The Company has provided air transportation services, principally on an international basis, to the USAF since 1956. In exchange for requiring pledges of aircraft to the Civil Reserve Air Fleet (”CRAF”) for use in times of national emergency, the USAF grants awards to CRAF participants for peacetime transportation of personnel and cargo.

      The USAF awards points to air carriers acting alone or through teaming arrangements in proportion to the number and type of aircraft made available to CRAF. The Company participates in a teaming arrangement to maximize the value of potential awards. The USAF grants fixed awards for transportation to CRAF participants. These “fixed” awards provide for known and determinable amounts of revenue to be received during the contract period, which runs from October 1st to September 30th, in exchange for air transportation services. In addition, CRAF participants may be awarded additional revenue during the contract period for air transportation services required beyond those specified in the fixed awards. The Company refers to this additional revenue as “expansion” revenue.

      The following table shows the original contract awards (in millions) which include fixed and an expansion estimate for 2003 and 2002, and run from October 1st through September 30th. The actual revenue from the USAF for each of the Company’s last three fiscal years is shown below the contract award amounts.

	2003	2002	2001

Original Contract Award (year ended September 30th)	$120.0	$175.0	$127.0

Fixed passenger revenue earned	$73.6	$125.3	$121.5
Expansion passenger revenue earned	207.1	141.5	79.8
Cargo fixed and expansion revenue earned	74.0	10.8	2.5

Total revenue earned (year ended December 31)	$354.7	$277.6	$203.8

      The original contract award for the year beginning October 1, 2003 and ending September 30, 2004 is $125.8 million for fixed passenger flying. This year’s airlift contract does not include long-term expansion flying or cargo components. These missions will be included along with normal ad-hoc expansion business solicited by the USAF throughout the fiscal year. The USAF continues to request both passenger and cargo

WORLD AIRWAYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expansion flying to support U.S. troops in Afghanistan and Iraq. From February through June 2003, the USAF activated Stage I of the CRAF program to support the U.S. military. The USAF utilized passenger aircraft only under Stage I of the CRAF program in order to meet increased airlift needs for U.S. troop movement. The Company, however, cannot determine how future military spending budgets, airlift requirements, national security considerations for a continued strong and balanced CRAF and teaming arrangements will combine to affect future business with the USAF.

      The classification between domestic and export revenue is based on entity definitions prescribed in the economic regulations of the Department of Transportation. Information concerning the Company’s export revenues is presented in the following table (in thousands):

	Years Ended December 31,

	2003	2002	2001

Operating Revenues:
Domestic	$440,947	$344,170	$258,735
Export
Indonesia	—	—	17,651
Angola	27,622	22,325	26,300
Hong Kong	—	10,310	—
Other	6,281	7,684	15,180

Total	$474,850	$384,489	$317,866

13.	Related Party Transactions

      In 2001, the Company relocated its corporate headquarters to Peachtree City, Georgia. Hollis L. Harris, World Airways’ current Chairman and CEO, is a principal in the company that owns the building, for which the Company signed a lease for a 15-year term beginning May 1, 2001. Obligations for rent under the lease aggregating $16.1 million at December 31, 2003 are included with future annual minimum lease payments for operating leases in Note 8. The Company incurred $1.3 million of rental expense in 2003 and 2002, and $0.8 million of rental expense in 2001, under the lease.

14.	Commitments and Contingencies

      The Company’s flight attendants, representing approximately 40% of the Company’s employees, are represented by the International Brotherhood of Teamsters (“Teamsters”). On September 2, 2003, a new collective bargaining agreement was ratified, with an amendable date of August 31, 2006. The agreement includes pay increases and other benefit changes requested by the flight attendants while providing the Company work-rule changes in support of its financial goals.

      The Company’s cockpit crewmembers, representing approximately 28% of the Company’s employees, who are also represented by the Teamsters, are subject to a collective bargaining agreement that became amendable on June 30, 2003. On January 16, 2004, the Company announced that it had reached a tentative agreement with the Teamsters for a three-year extension of the agreement from January 1, 2004. However, on February 27, 2004, the Company received notification that the tentative agreement was not ratified by the membership group. As a result, negotiations will be reconvened with the Teamsters at a later date.

      A claim has been filed in the 19th Civil Court District Court, Frankfurt, Germany, against the Company by a tour operator seeking approximately $4.2 million in compensation related to the cancellation of a summer

WORLD AIRWAYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

program in 1996. The Company believes it has substantial defenses to this action, although no assurance can be given of the eventual outcome of this litigation. Because of the uncertain outcome of this action, no amounts have been accrued in the consolidated financial statements.

      Miami-Dade County is currently investigating and remediating various environmental conditions at the Miami International Airport (MIA). During the second quarter of 2001, the County filed a lawsuit against 17 defendants, which does not currently include World Airways, in an attempt to recover its past and future clean-up costs. This claim has been filed in the Florida Circuit Court for the 11th Judicial District in Dade County Florida. In addition to the seventeen 17 named in the lawsuit, 243 other agencies and companies that were prior tenants at MIA (potentially responsible parties, or “PRP’s”), including World Airways, were issued letters advising of the lawsuit and indicating that any PRP’s could be named as additional defendants in the future depending upon a determination as to the levels of contamination and the extent to which any PRP may have contributed to any alleged contamination. At this point certain PRP’s, including World Airways, have joined a joint defense group to respond to the County’s inquiries and investigation of the PRP’s. This group is conducting preliminary investigations of the site in question to determine each PRP’s potential exposure. This process is ongoing and the potential exposure of World Airways has yet to be determined.

      In January and February 2004, seven purported class action complaints (four in the United States District Court for the Eastern District of New York, one in the United States District Court for the Southern District of New York, one in the Superior Court of DeKalb County, Georgia, and one in the United States District Court for the Northern District of Illinois) and four individual complaints (one in the United States District Court for the Southern District of New York, one small claims action in New York, one small claims action in New Jersey, and one small claims action in California) were filed against the Company arising out of the discontinuance of charter flights upon the expiration of the Company’s obligation to provide services under an air services agreement. The Company had operated the charter flights between cities in the United States and Lagos, Nigeria for Ritetime Aviation and Travel Services, Inc. (“Ritetime”). The Company’s obligation to perform air services for Ritetime ended with the last chartered flight on December 30, 2003. From the allegations made by the various plaintiffs, it appears that Ritetime continues to sell tickets for flights purportedly scheduled to depart after the expiration of the Company’s contractual obligations for air services. The plaintiffs purport to act for themselves and on behalf of other persons who held tickets issued by Ritetime for the non-contracted flights. Ritetime is also named as a defendant in each of these lawsuits. The plaintiffs seek compensatory, punitive and/or treble damages and costs and expenses, including attorneys fees, based on various legal theories including breach of contract, fraud, negligent misrepresentation, unjust enrichment, illegal/excess tax and violations of U.S. federal laws and regulations governing air transportation and of the Federal Racketeer Influenced and Corrupt Organization Statute. The Company is cooperating with the DOT in its inquiry concerning this matter. During March 2004, Ritetime filed a Demand to Arbitrate in Peachtree City, Georgia, and subsequently the Company responded and filed a counterclaim. The Company believes that the allegations against it are without merit and intends to vigorously defend itself in these lawsuits, although it cannot give any assurance that these lawsuits will not have a material adverse effect on the Company’s financial condition or results of operations.

      On January 9, 2004, Whitebox Convertible Arbitrage Partners, L.P. and Pandora Select Partners, L.P. filed a complaint in the United States District Court for the District of Minnesota alleging breach of contract by the Company in connection with its purchase in December 2003 of $22,545,000 aggregate amount of 8% Convertible Senior Subordinated Debentures due 2004 (the “Old Debentures”) in exchange for a like amount of newly-issued 8% Convertible Senior Subordinated Debentures due 2009 (the “New Debentures”). The plaintiffs in this lawsuit allege that they have held at all relevant times $2,530,000 and $780,000 principal amount, respectively, of Old Debentures and that the Company breached the terms of the indenture governing the Old Debentures by purchasing Old Debentures from a selected group of holders rather than from holders determined by lot or from all holders on a pro rata basis. The plaintiffs are seeking damages in an amount equal to the difference in value between the New Debentures and the Old Debentures held by the plaintiffs

WORLD AIRWAYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and interest lost by the plaintiffs on the Old Debentures through maturity on August 26, 2004 as well as costs and reasonable attorney fees. The Company believes that this claim is without merit and intends to defend itself vigorously in this lawsuit, although it cannot give any assurance that this litigation will not have a material adverse effect on the Company’s financial condition or results of operation.

      In February 2004, the Company made a self-disclosure to the Federal Aviation Administration (“FAA”) concerning aircraft record irregularities discovered upon preparing for the return of two DC-10-30 aircraft. The Company subsequently received a letter from the FAA opening an investigation into a possible violation of the Code of Federal Regulations. The Company has complied with all requests of the FAA and is waiting to receive notification of the FAA’s findings. At the present time, the Company cannot determine what impact, if any, the FAA’s findings will have on the Company operationally or financially.

      In addition, World Airways is party to routine litigation and administrative proceedings incidental to its business, none of which is believed by the Company to be likely to have a material adverse effect on the financial condition and results of operations of the Company.

      In 1993, the Company returned certain DC-10-30 aircraft to the lessor prior to the expiration dates of the leases. As a result of this early lease termination, the Company is responsible, until 2004 for one aircraft and 2005 for the second aircraft, for one-third of any deficit in rent incurred in future leases of the aircraft, up to $100,000 monthly per plane, with an overall combined cap. The Company’s remaining contingent liability related to this matter approximates $866,000.

15.	Valuation and Qualifying Accounts

	Allowance	Valuation Allowance
	for Doubtful	for Deferred Tax
	Accounts	Assets

	(In thousands)
Balance at December 31, 2000	$331	$21,255
Additions charged to expense	1,019	—
Amounts charged to allowance	—	7,218

Balance at December 31, 2001	1,350	28,473
Additions charged (credited) to expense	(695)	—
Amounts credited to allowance	(400)	(1,330)

Balance at December 31, 2002	255	27,143
Additions charged (credited) to expense	(59)	—
Amounts charged to allowance	—	(19,411)

Balance at December 31, 2003	$196	$7,732

WORLD AIRWAYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Quarterly Results (unaudited)

      The results of the Company’s quarterly operations (unaudited) for 2003 and 2002 are as follows (in thousands except share data):

	Quarter Ended

	March 31	June 30	September 30	December 31

2003
Operating revenues	$123,643	$116,631	$112,294	$122,282
Operating income	7,663	7,820	5,874	7,071
Net earnings	6,615	6,393	1,444	869

Basic earnings per common share	0.60	0.58	0.13	0.08

Diluted earnings per common share	0.47	0.44	0.11	0.06

2002
Operating revenues	$88,039	$88,399	$107,923	$100,128
Operating income (loss)	6,252	3,080	2,773	(4,983)
Net earnings (loss)	4,928	2,020	1,884	(6,791)

Basic earnings (loss) per common share	0.45	0.18	0.17	(0.61)

Diluted earnings (loss) per common share	0.37	0.18	0.17	(0.61)

      The sum of the four quarterly earnings (loss) per share amounts may not agree with the earnings (loss) per share amounts for the full year due to the fact that the full year calculation uses a 12-month weighted average number of shares.

      The fourth quarter of 2003 included the following transactions:

•	Recording a loss on debt extinguishment of $3.0 million due to the restructuring of the Company’s convertible senior subordinated debentures. This represents the difference between the fair value of the New Debentures and the carrying amount of the Old Debentures extinguished.

•	Recording $1.9 million of bad debt expense associated with air services provided to Ritetime Aviation Services.

•	Fees and expenses of $1.3 million paid due to termination of the Foothill loan facility.

•	A $0.5 million write-off of deferred issuance fees related to the Foothill loan facility.

      The fourth quarter of 2002 included the following transactions:

•	Recording a $2.0 million liability to the federal government for the return in 2003 of a portion of the grant funds received under the Stabilization Act.

•	Recording a $1.7 million liability for estimated losses based on contractual lease costs (reduced by estimated sub-lease rentals) that will continue to be incurred for the remaining term of the Company’s lease agreement for office space at its former headquarters in Herndon, Virginia.

•	Recording an $0.8 million receivable due from a lessor related to unused maintenance reserves.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders
World Airways, Inc.:

      We have audited the accompanying consolidated balance sheets of World Airways, Inc. and subsidiary (“World Airways”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders’ deficiency and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of World Airways’ management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of World Airways as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

McLean, Virginia

March 5, 2004

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

Item 9A.	Controls and Procedures

      We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission filings. No significant changes were made to our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Directors

      The Company incorporates herein by reference the information concerning directors contained in its Notice of Annual Stockholder’s Meeting and Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year (the “2004 Proxy Statement”).

Executive Officers

      Executive officers of the Company are appointed by and serve at the discretion of the Company’s board of directors. Information regarding the Company’s executive officers as of December 31, 2003 is provided below:

Hollis L. Harris	72	Chairman of the Board and Chief Executive Officer
Randy J. Martinez	48	President and Chief Operating Officer
Gilberto M. Duarte, Jr.	59	Chief Financial Officer
Jeffrey L. MacKinney	47	Senior Vice President — Planning and Corporate Development
Cindy M. Swinson	46	General Counsel and Secretary
Charles H.J. Addison	43	Executive Vice President — Operations

      Hollis L. Harris currently serves as Chairman and Chief Executive Officer (“CEO”) of the Company having been appointed Chairman, President, and CEO on May 1, 1999. Effective April 1, 2004, Mr. Harris will relinquish the title of CEO and will retire as Chairman of the board of directors at the Company’s May 6, 2004 annual general meeting. Prior to joining World Airways, Mr. Harris was Chairman, President, and CEO of HLH Corporation from November 1998. From August 1996 to May 1998, he was Chairman and CEO of CalJet Airline. From 1992 to 1996, Mr. Harris served as Chairman, President, and CEO of Air Canada. From September 1990 to October 1991, Mr. Harris served as Chairman, President, and CEO of Continental Airlines and President and CEO of Continental Holdings, Inc. Prior to joining Continental Airlines, Mr. Harris worked with Delta Air Lines for 36 years, last serving as President and Chief Operating Officer for several years and as a member of the board of directors.

      Randy J. Martinez became President and Chief Operating Officer in November 2003. He joined the airline in October 1998 as the Director of Crew Resources and was later appointed Special Assistant to the Chairman in May 1999. In August 1999, he was named the Chief Information Officer of World Airways and in June 2002 became Executive Vice President, Marketing and Administration. Effective April 1, 2004,

Mr. Martinez will assume the title and responsibilities of Chief Executive Officer, relinquish the Chief Operating Officer position and become a member of the board of directors to fill the unexpired term of a member that resigned in 2003. Mr. Martinez came to World after a distinguished 21-year career with the United States Air Force (Colonel retired and Command Pilot). Prior to his leaving the military, he was the Principal Advisor to the Chief of Staff of the North Atlantic Treaty Organization’s (NATO) senior-most Strategic Planning Staff. Mr. Martinez also served as the Senior Aide-de-Camp to the Chairman of the Joint Chiefs of Staff at the Pentagon, Commander of the 457th Airlift Squadron at Andrews Air Force Base (AFB) in Maryland and Chief of the Wing Standardization & Evaluation Division in Operation DESERT STORM for C-130’s. He is a combat experienced pilot and decorated officer.

      Gilberto M. Duarte, Jr. serves as Chief Financial Officer. He joined the Company in August 1998 as Vice President and Controller and was named Chief Financial Officer, effective December 1998. Mr. Duarte’s career spans 35 years in the airline industry having held positions with Eastern Airlines as Division Controller and Vice President of Airport Operations. From 1992 to 1995, he served as Executive Vice President of Universal Aviation Services. From 1995 to 1997, he served as Executive Vice President of BWIA International, based in Trinidad & Tobago. Prior to joining World Airways, Mr. Duarte served as President for Inktel Marketing from 1997 to 1998.

      Jeffrey L. MacKinney joined the Company in August 2003 as Senior Vice President, Planning and Corporate Development after serving as President of his own aviation consulting firm. At World Airways, his responsibilities have included strategic and fleet planning, fleet management and information technology. Effective April 1, 2004, Mr. MacKinney will assume the title of Chief Operating Officer. Mr. MacKinney has considerable aviation experience having served as President and Chief Executive Officer for TransMeridian Airlines, an Atlanta based charter airline, and as Senior Vice President of Marketing and Planning for AirTran Airways. He held various leadership positions during nine years with American Airlines, his last position as Managing Vice President of AMR Consulting Group. Prior to American, he served as Vice President of Marketing and Planning for Air Virginia, a regional airline that became the third American Eagle carrier.

      Cindy M. Swinson joined the Company as General Counsel and Corporate Secretary effective July 16, 2001. Prior to joining World Airways, Ms. Swinson was Vice President, Corporate Secretary and General Counsel at Waffle House, Inc. From July 1987 to May 1999, she was Vice President, Corporate Secretary and General Counsel for the Cotton States Insurance Group. From March 1985 to July 1987, Ms. Swinson served as Corporate Counsel for Canada Life Assurance Company, where she was responsible for the legal function of the United States division. Prior to 1985, Ms. Swinson was in private practice in Savannah, Georgia, representing corporate clients in all aspects of civil litigation, securities, corporate and real estate transactions.

      Charles H.J. Addison became the Executive Vice President, Operations of World Airways in June 2002. He joined the Company in May 1988 as Supervisor, Revenue Accounting and in June 1989 moved into a Financial Analyst position. Mr. Addison was promoted to Director, Materials Services in February 1992 and held this position for seven years. Between January 1999 and April 2001, Mr. Addison held two other Director positions — Director, Material and Scheduled Service Administration, and Director, Contracts and Purchasing. In April 2001, Mr. Addison was appointed to Senior Director, Strategic Planning and Contracts. In his current position as Executive Vice President, Operations, Mr. Addison is responsible for managing the Technical Services, Customer Services, Flight Operations, In-flight Services and Travel Departments.

Beneficial Ownership Reporting

      The Company incorporates herein by reference the information required by Item 405 of Regulation S-K contained in its 2004 Proxy Statement.

Code of Ethics

      The Company has adopted a Code of Ethics, which applies to the Company’s principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions. The Code of Ethics is posted in the Company’s website at www.worldairways.com. The Company intends to disclose any amendments to, or waivers from, the Code of Ethics on its website.

Item 11.	Executive Compensation

      The Company incorporates herein by reference the information required by Item 402 of Regulation S-K concerning executive compensation contained in the 2004 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The Company incorporates herein by reference the information required by Items 201(d) and 403 of Regulation S-K concerning security ownership of certain beneficial owners and management and equity beneficial plans contained in the 2004 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

      The Company incorporates herein by reference the information required by Item 404 of Regulation S-K concerning certain relationships and related transactions contained in the 2004 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

      The Company incorporates herein by reference the information required by Item 9(e) of Schedule 14A concerning principal accountant fees and services contained in the 2004 Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a)(1) Financial Statements

•	Consolidated Balance Sheets, December 31, 2003 and 2002

•	Consolidated Statements of Operations, Years Ended December 31, 2003, 2002 and 2001

•	Consolidated Statements of Changes in Stockholders’ Deficiency, Years Ended December 31, 2003, 2002 and 2001

•	Consolidated Statements of Cash Flows, Years Ended December 31, 2003, 2002 and 2001

•	Notes to Consolidated Financial Statements

•	Independent Auditors’ Report

         (2) Financial Statement Schedules

      NOTE: All schedules are omitted because the requisite information is either presented in the financial statements or notes thereto or is not present in amounts sufficient to require submission of the schedules.

      (b) Reports on Form 8-K

      During the last quarter covered by this Annual Report, the Company filed or furnished the following Current Reports on Form 8-K:

      Current Reports of Item 5 (Other Events)

1.	The Company filed a Current Report on Form 8-K with the SEC on October 10, 2003, announcing the termination of the exchange offer for its outstanding 8% Convertible Senior Subordinated Debentures due 2004.

2.	The Company filed a Current Report on Form 8-K with the SEC on November 12, 2003, announcing agreements with three institutional holders of its 8% Convertible Senior Subordinated Debentures due 2004, for these holders to acquire $25.5 million aggregate principal amount of the Company’s newly-issued six-year 8.0% Convertible Senior Subordinated Debentures in exchange for $22.5 million aggregate principal amount of existing debentures and $3.0 million in cash (the third paragraph of the accompanying press release shall not be deemed filed with the SEC).

3.	The Company filed a Current Report on Form 8-K with the SEC on December 15, 2003, announcing that the Company adjourned the special meeting of stockholders scheduled for December 15, 2003 because of lack of a quorum.

4.	The Company filed a Current Report on Form 8-K with the SEC on December 19, 2003, announcing that, at its reconvened special meeting of stockholders, the Company’s stockholders approved both proposals presented for their consideration and vote.

5.	The Company filed a Current Report on Form 8-K with the SEC on December 31, 2003, announcing the closing of a $30,000,000 term loan supported by a $27,000,000 federal guarantee from the Air Transportation Stabilization Board.

      Current Reports of Item 9 (Regulation FD Disclosure) and/or Item 12 (Results of Operations and Financial Conditions)

1.	The Company furnished a Current Report on Form 8-K to the SEC on October 3, 2003, providing an update on the exchange offer and announcing financial guidance.

2.	The Company furnished a Current Report on Form 8-K to the SEC on November 12, 2003, announcing its financial results for the quarter and nine months ended September 30, 2003.

(c)	Exhibits

Exhibit No.	Description	Notes

3.1	Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed March 27, 2003).	*
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, SEC file no. 033-95488, filed on August 8, 1995).	*
4.1	Stock Registration Rights Agreement between Malaysian Helicopter Services Berhad and the Company (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of WorldCorp, Inc., SEC file no. 1-9591, filed March 14, 1994).	*
4.2	Indenture, dated as of December 30, 2003, by and between the Company and Wachovia Bank, National Association, as trustee (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed January 21, 2004).	*
4.3	Form of Purchase Agreement relating to the Company’s 8.0% Convertible Senior Subordinated Debentures due 2009 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on November 12, 2003).	*
4.4	Form of World Airways, Inc. 8.0% Convertible Senior Subordinated Debentures due 2009 (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3, SEC file no. 333-113135, filed February 27, 2004).	*
4.5	Registration Rights Agreement, dated as of December 30, 2003, by and between the Company and the Air Transportation Stabilization Board (incorporated by reference to Exhibit 99.9 to the Company’s Current Report on Form 8-K, filed January 21, 2004).	*
4.6	Warrant No. D-1-1, dated as of December 30, 2003 in favor of the Air Transportation Stabilization Board (incorporated by reference to Exhibit 99.5 to Current Report on Form 8-K, filed January 21, 2004).	*
4.7	Warrant No. D-1-2, dated as of December 30, 2003 in favor of the Air Transportation Stabilization Board (incorporated by reference to Exhibit 99.6 to Current Report on Form 8-K, filed January 21, 2004).	*
4.8	Warrant No. D-1-3, dated as of December 30, 2003 in favor of the Air Transportation Stabilization Board (incorporated by reference to Exhibit 99.7 to Current Report on Form 8-K, filed January 21, 2004).	*

Exhibit No.	Description	Notes

4.9	Warrant No. D-1-4, dated as of December 30, 2003 in favor of the Air Transportation Stabilization Board (incorporated by reference to Exhibit 99.8 to Current Report on Form 8-K, filed January 21, 2004).	*
10.1	First Amendment to Second Restated and Amended Accounts Receivable Management and Security Agreement dated August 8, 2001 between the Company and BNY Financial Corporation (Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed April 1, 2002).	*
10.2	Loan Agreement, dated as of December 30, 2003, by and among the Registrant, as borrower, Govco Incorporated, as primary Tranche A lender, Citibank, N.A., as alternate Tranche A lender, collateral agent and agent, Citicorp North America Inc., as Govco administrative agent, Citicorp USA Inc., as Tranche B lender, Phoenix American Financial Services, Inc., as loan administrator, and the Air Transportation Stabilization Board (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K, filed January 21, 2004).	*
10.3	Intellectual Property Security Agreement, dated as of December 30, 2003, in favor of Citibank, N.A., the lenders signatory thereto, the Air Transportation Stabilization Board and International Lease Finance Corporation.
10.4	Payoff Letter, dated as of December 30, 2003, issued by Wells Fargo Foothill, Inc. in favor of the Company.
10.5	Mortgage and Security Agreement, dated as of December 30, 2003, by and among the Registrant and World Airways Parts Company, LLC, as grantors, in favor of Citibank, N.A., as collateral agent (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K, filed January 21, 2004).	*
10.6	Third Amended and Restated Employment Agreement, dated as of June 1, 2002, by and between the Company and Hollis L. Harris (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed March 27, 2003).	*+
10.7	Amended and Restated Employment Agreement, dated as of January 22,1999, by and between the Company and Gilberto M. Duarte, Jr. (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report for the period ended March 31, 1999, filed May 10, 1999).	*+
10.8	Amendment Two to the Employment Agreement, dated as of May 1, 2001, by and between the Company and Gilberto M. Duarte, Jr. (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed April 1, 2002).	*+
10.9	Employment Agreement, dated as of September 1, 1999, by and between the Company and Randy Martinez (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed March 23, 2001).	*+
10.10	Amendment One to the Employment Agreement, dated as of May 1, 2001, by and between the Company and Randy Martinez (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed April 1, 2002).	*+
10.11	Amendment Two to the Employment Agreement, dated as of May 1, 2003 by and between the Company and Randy Martinez.	+
10.12	Employment Agreement, dated as of January 16, 2002, by and between the Company and Cindy M. Swinson (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed April 1, 2002).	*+
10.13	Form of Indemnification Agreement with Directors and Executive Officers (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed April 1, 2002).	*+

Exhibit No.	Description	Notes

10.14	Lease Agreement, dated as of October 13, 2000, by and between the Company, as tenant, and Air Eagle Holdings, LLC, as landlord (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed April 1, 2002).	*
10.15	Amendment One to the Lease Agreement, dated as of April 18, 2001, by and between the Company, as tenant, and Air Eagle Holdings, LLC, as landlord (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed April 1, 2002).	*
10.16	Escrow Agreement, dated as of October 27, 2000, by and among the Company, as lessee, Air Eagle Properties, LLC, as lessor, and Peachtree National Bank, as lender (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed April 1, 2002).	*
10.17	Restricted Stock Plan for Eligible Employees of the Company, including forms for Award Agreements and Stock Option Agreements (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed April 1, 2002).	*+
10.18	Key Employee Retention Plan (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed April 1, 2002).	*+
10.19	Amended and Restated World Airways, Inc. 1995 Stock Option Plan, including forms for Award Agreements and Stock Option Agreements (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed April 1, 2002).	*+
10.20	World Airways, Inc. 1999 Chief Executive Stock Option Plan (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed April 1, 2002).	*+
10.21	Loan and Security Agreement, dated as of December 12, 2002, by and among the Company, World Airways Parts Company, LLC, the lender identified on the signature pages thereof, and Foothill Capital Corporation (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed March 27, 2003).	*
10.22	Stock Pledge Agreement, dated as of December 12, 2002, by and between the Company and Foothill Capital Corporation (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed March 27, 2003).	*
10.23	Trademark Security Agreement, dated as of December 12, 2002, by and between the Company and Foothill Capital Corporation (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed March 27, 2003).	*
10.24	World Airways Parts Company, LLC Limited Liability Company Agreement, dated as of November 27, 2002 (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed March 27, 2003).	*
10.25	Support and Management Agreement, dated as of December 12, 2002, by and between the Company and World Airways Parts Company, LLC (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed March 27, 2003).	*
10.26	Master Assignment of Inventory, dated as of December 12, 2002, in favor of World Airways Parts Company, LLC, entered into pursuant to the Loan and Security Agreement, dated as of the same date, by and among the Company World Airways Parts Company, LLC, the lender parties thereto, and Foothill Capital Corporation (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed March 27, 2003).	*

Exhibit No.	Description	Notes

10.27	Employment Agreement, dated as of June 1, 2002, by and between the Company and Charles H. J. Addison (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed March 27, 2003).	*+
10.28	Employment Agreement, dated as of June 1, 2002, by and between the Company and John E. Ellington (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed March 27, 2003).	*+
10.29	Amendment Three to the Employment Agreement, dated as of November 1, 2003 by and between the Company and Randy J. Martinez.	+
10.30	Employment Agreement, dated as of August 22, 2003, by and between the Company and Jeffrey L. MacKinney.	+
10.31	World Airways, Inc. Non-Employees’ Stock Option Plan (incorporated by reference to Exhibit 10.46 to the Company’s Registration Statement on Form S-1, SEC File No. 33-95488).	*+
12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges.
21.1	Subsidiaries of the Registrant.
23.1	Consent of KPMG LLP.
31.1	Certification of Chairman of the Board and Chief Executive Officer pursuant to Rule 13a-14(a) to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Incorporated by reference pursuant to Rule 12b-32.

+	Management contract or compensatory plan or arrangement.

Status of Prior Documents

      World Airways’ Annual Report on Form 10-K for the year ended December 31, 2003, at the time of filing with the SEC, shall modify and supersede all prior documents filed pursuant to Sections 13, 14, and 15(d) of the Securities Exchange Act of 1934, as amended, for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933, as amended, which incorporates by reference such Annual Report on Form 10-K.

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

Signature	Title	Date

/s/ HOLLIS L. HARRIS Hollis L. Harris	Chairman and Chief Executive Officer	March 26, 2004

/s/ RANDY J. MARTINEZ Randy J. Martinez	President and Chief Operating Officer	March 26, 2004

/s/ GILBERTO M. DUARTE, JR. Gilberto M. Duarte, Jr.	Chief Financial Officer	March 26, 2004

/s/ DANIEL J. ALTOBELLO Daniel J. Altobello	Director	March 26, 2004

/s/ A. SCOTT ANDREWS A. Scott Andrews	Director	March 26, 2004

/s/ JOEL H. COWAN Joel H. Cowan	Director	March 26, 2004

/s/ JOHN E. ELLINGTON John E. Ellington	Director	March 26, 2004

/s/ RONALD R. FOGLEMAN Ronald R. Fogleman	Director	March 26, 2004

/s/ RUSSELL L. RAY, JR. Russell L. Ray, Jr.	Director	March 26, 2004

/s/ PETER M. SONTAG Peter M. Sontag	Director	March 26, 2004