Form 10-Q
period 2004-03-31
WORLD AIRWAYS INC /DE/
filed 2004-05-14
CIK 949240

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2004
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

Yes   ☐    No  ☒

     The number of shares of the registrant’s Common Stock outstanding on April 30, 2004 was 11,488,898.

WORLD AIRWAYS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

TABLE OF CONTENTS

		Page
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets, March 31, 2004 (Unaudited) and December 31, 2003	3

	Condensed Consolidated Statements of Operations (Unaudited), Three Months Ended March 31, 2004 and 2003	5

	Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficiency) (Unaudited), Three months ended March 31, 2004	6

	Condensed Consolidated Statements of Cash Flows (Unaudited), Three months ended March 31, 2004 and 2003	7

	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	11

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	15

Item 4.	Controls and Procedures	15

PART II — OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	15

ITEM 1. FINANCIAL STATEMENTS

WORLD AIRWAYS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
(in thousands)
(unaudited)

	March 31,	December 31,
	2004	2003
CURRENT ASSETS
Cash and cash equivalents	$41,913	$30,535
Restricted cash	4,688	23,290

Total cash and cash equivalents	46,601	53,825
Accounts receivable, less allowance for doubtful accounts of $1,037 at March 31, 2004 and $196 at December 31, 2003	37,500	31,446
Prepaid expenses and other current assets	6,650	7,721

Total current assets	90,751	92,992

EQUIPMENT AND PROPERTY
Flight and other equipment	85,558	86,346
Less: accumulated depreciation and amortization	47,735	47,382

Net equipment and property	37,823	38,964

LONG-TERM OPERATING DEPOSITS	16,977	17,664
OTHER ASSETS AND DEFERRED CHARGES, NET	7,697	7,681

TOTAL ASSETS	$153,248	$157,301

(Continued)

WORLD AIRWAYS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
(in thousands except share amounts)
(unaudited)

	March 31,	December 31,
	2004	2003
CURRENT LIABILITIES
Current maturities of long-term debt	$—	$18,000
Accounts payable	28,176	28,167
Accrued rent	10,898	9,881
Unearned revenue	4,372	3,546
Accrued maintenance	3,414	2,791
Accrued salaries and wages	19,251	16,957
Accrued taxes	6,670	2,581
Other accrued liabilities	2,669	2,506

Total current liabilities	75,450	84,429

Long-term debt, net of current maturities	57,109	57,177
Deferred gain from sale-leaseback transactions, net of accumulated amortization of $3,420 at March 31, 2004 and $3,137 at December 31, 2003	2,494	2,777
Accrued post-retirement benefits	3,583	3,583
Deferred rent	13,332	16,008

TOTAL LIABILITIES	151,968	163,974

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Preferred stock, $.001 par value (5,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock, $.001 par value (100,000,000 shares authorized; 12,542,441 shares issued and 11,461,198 shares outstanding at March 31, 2004; 12,502,441 shares issued and 11,421,198 outstanding at December 31, 2003)	13	13
Additional paid-in capital	31,311	31,233
Accumulated deficit	(17,187)	(25,062)
Treasury stock, at cost (1,081,243 shares at March 31, 2004 and December 31, 2003)	(12,857)	(12,857)

Total stockholders’ equity (deficiency)	1,280	(6,673)

COMMITMENTS AND CONTINGENCIES
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$153,248	$157,301

See accompanying Notes to Condensed Consolidated Financial Statements

WORLD AIRWAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2004 and 2003
(in thousands except per share data)
(unaudited)

	2004	2003
OPERATING REVENUES
Flight operations	$129,019	$123,277
Other	565	366

Total operating revenues	129,584	123,643

OPERATING EXPENSES
Flight	40,802	34,432
Maintenance	17,856	23,220
Aircraft costs	19,671	21,896
Fuel	18,202	21,361
Flight operations subcontracted to other carriers	1,518	92
Commissions	6,300	4,659
Depreciation and amortization	1,287	1,472
Sales, general and administrative	10,309	8,848

Total operating expenses	115,945	115,980

OPERATING INCOME	13,639	7,663
OTHER INCOME (EXPENSE)
Interest expense	(1,164)	(1,234)
Interest income	122	97
Other, net	(1,011)	89

Total other expense	(2,053)	(1,048)

EARNINGS BEFORE INCOME TAXES	11,586	6,615
INCOME TAXES	3,711	—

NET EARNINGS	$7,875	$6,615

BASIC EARNINGS PER SHARE
Net earnings	$0.69	$0.60

Weighted average shares outstanding	11,448	11,078
DILUTED EARNINGS PER SHARE
Net earnings	$0.34	$0.47

Weighted average shares outstanding	24,434	15,750

See accompanying Notes to Condensed Consolidated Financial Statements

WORLD AIRWAYS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
Three Months Ended March 31, 2004
(in thousands except share amounts)
(unaudited)

		Additional
	Common	Paid-in	Accumulated	Treasury Stock, at	Total Stockholders’
	Stock	Capital	Deficit	Cost	Equity (Deficiency)
Balance at December 31, 2003	$13	$31,233	$(25,062)	$(12,857)	$(6,673)
Amortization of warrants	—	46	—	—	46
Exercise of 344,100 stock options	—	32	—	—	32
Net earnings	—	—	7,875	—	7,875

Balance at March 31, 2004	$13	$31,311	$(17,187)	$(12,857)	$1,280

See accompanying Notes to Condensed Consolidated Financial Statements

WORLD AIRWAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2004 and 2003
(in thousands)
(unaudited)

	2004	2003
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$53,825	$21,504

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	7,875	6,615
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,287	1,472
Deferred gain recognition	(283)	(283)
Loss on sale of property and equipment	311	21
Other	461	(75)
Provision for doubtful accounts receivable	841	—
Increase (decrease) in cash and cash equivalents resulting from changes in operating assets and liabilities:
Accounts receivable	(6,895)	(10,178)
Deposits, prepaid expenses and other assets	1,758	(1,182)
Accounts payable, accrued expenses and other liabilities	5,519	3,987
Unearned revenue	826	2,253

Net cash provided by operating activities	11,700	2,630

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment and property	(459)	(1,122)
Proceeds from disposal of equipment and property	2	28

Net cash used in investing activities	(457)	(1,094)

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in line of credit borrowing arrangement, net	—	(3,351)
Repayment of debt	(18,000)	—
Proceeds from exercise of stock options	32	—
Payment of debt issuance costs	(499)	—
Repayment of aircraft rent obligations	—	(2,861)

Net cash used in financing activities	(18,467)	(6,212)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,224)	(4,676)

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$46,601	$16,828

See accompanying Notes to Condensed Consolidated Financial Statements

WORLD AIRWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Management believes that all adjustments necessary for a fair statement of results have been included in the unaudited Condensed Consolidated Financial Statements for the interim periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and the results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004.

The Condensed Consolidated Balance Sheet for December 31, 2003 is derived from the audited Consolidated Financial Statements included in the Company’s 2003 Form 10-K.

These interim period Condensed Consolidated Financial Statements and accompanying footnotes should be read in conjunction with the Consolidated Financial Statements contained in World Airways’ Annual Report on Form 10-K for the year ended December 31, 2003.

2.	Earnings per Share

The following table sets forth the computations of basic and diluted earnings per share (in thousands except per share data):

	Three Months Ended March 31, 2004
	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Earnings available to common stockholders	$7,875	11,448	$0.69

Effect of Dilutive Securities
Warrants	—	1,946
Options	—	2,435
8% convertible debentures	422	8,605

Diluted EPS
Earnings available to common stockholders plus assumed conversions	$8,297	24,434	$0.34

	Three Months Ended March 31, 2003
	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Earnings available to common stockholders	$6,615	11,078	$0.60

Effect of Dilutive Securities
Options	—	116
8% convertible debentures	800	4,556

Diluted EPS
Earnings available to common stockholders plus assumed conversions	$7,415	15,750	$0.47

3.	Accounting for Stock-Based Compensation

At March 31, 2004, the Company had three stock-based compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation (in thousands, except per share data):

	Quarter Ended March 31,
	2004	2003
Net earnings, as reported	$7,875	$6,615
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(110)	(374)

Pro forma net earnings	7,765	6,241
Earnings per share
Basic —as reported	$0.69	$0.60
Basic — pro forma	$0.68	$0.56
Diluted —as reported	$0.34	$0.47
Diluted — pro forma	$0.34	$0.45

     The per share weighted-average fair value of stock options granted during the first quarters of 2004 and 2003 was $4.06 and $0.77, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

	Quarter Ended March 31,
	2004	2003
Expected dividend yield	0%	0%
Risk-free interest rate	3.0%	3.0%
Expected life (in years)	4.9	5.5
Expected volatility	91%	142%

4.	Sub-lease Obligation

The Company is obligated under an operating lease for office space at its former headquarters in Herndon, Virginia, through April 2006. The Company received rental income, sufficient to offset its lease expense through March 2002, after which time no rental income was received except for a total of $0.4 million received in the fourth quarter of 2003 and the first quarter of 2004. The Company is currently seeking a new sub-lessee for this office space. During the first quarter of 2004, the Company used $0.4 million of the accrual, reviewed its estimates and assumptions at March 31, 2004, and determined that an additional $0.4 million should be added to the accrual, resulting in a $2.0 million balance at March 31, 2004. The fair value of the liability was determined based on the remaining lease rentals, reduced by estimated sublease rentals that can be reasonably obtained for the property. The liability is included in other accrued liabilities on the accompanying consolidated balance sheets. The Company’s total remaining obligation at March 31, 2004 under the lease was $3.3 million.

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

5.	Union Negotiations

The Company’s cockpit crewmembers, who constitute approximately 28% of the Company’s employees and are represented by the International Brotherhood of Teamsters (the “Teamsters”), are subject to a collective bargaining agreement that became amendable June 30, 2003. In December 2003, the Company announced that it would begin negotiations with the cockpit crewmembers in January 2004. It also announced that the Teamsters had requested mediation services from the National Mediation Board. In January 2004, the Company and representatives of the Teamsters reached a tentative agreement for a contract extension. However, on February 27, 2004, the Company received notification that the tentative agreement was not ratified by a majority of the Teamsters membership. The Company will reconvene negotiations with the Teamsters at a later date, which has not yet been determined.

6.	Corporate Headquarters

In March 2004, the company that owned the building containing World Airways’ corporate headquarters, of which World Airways’ former Chairman and CEO is a principal, sold the building to a real estate investment trust. In conjunction with this transaction, the Company executed a new 15-year lease that provides for reduced rental rates and increased flexibility for expansion. Before approving the terms of the new lease, the Company’s Board of Directors retained both an independent outside law firm to provide a comparative analysis as well as a national commercial real estate firm to independently verify that the new lease terms did not have a material incremental financial impact on the Company.

7.	TM Travel Services, Inc.

The Company entered into a contract with TM Travel Services, Inc. (“TM Travel”) in September 2003, to provide air services between Honolulu, Hawaii, and Las Vegas, Nevada. From the inception of the program, TM Travel did not meet its financial obligations to the Company on a timely basis. In March 2004, the Company and TM Travel entered into an agreement that would have enabled TM Travel to become current in its payments. However, TM Travel failed to make any of these rescheduled payments. Further, the Company was advised by the Department of Transportation (“DOT”) that it was not going to renew TM Travel’s public charter prospectus beyond May 2, 2004. The DOT required World Airways to operate all scheduled flights through that date. For the first quarter of 2004, the Company provided $0.8 million in bad debt expense related to TM Travel. In the second quarter of 2004, the Company will provide an additional $1.7 million in bad debt expense related to revenues generated in the second quarter from this program. In connection with this program, the Company issued a letter of credit, totaling $1.0 million, which was provided to an insurance company to support two surety bonds issued to the DOT and the State of Hawaii. These bonds were necessary for TM Travel to qualify as a public charter operator. These bonds are currently subject to any passenger refunds not paid by TM Travel, and will terminate in the first half of July 2004. No provision for loss has been recorded in the Company’s Condensed Consolidated Financial Statements for any loss that the Company might incur related to these bonds.

8.	Post-Retirement Health Care Benefits Plan

World Airways’ cockpit crewmembers and eligible dependents are covered by a post-retirement health care benefits plan. A summary of the net periodic post-retirement benefit costs is as follows:

	2004	2003
Service cost	$93	$78
Interest cost	71	59
Net amortized gain	4	3

Net periodic post-retirement benefit cost	$168	$140

The Company still anticipates to contribute approximately $230,000 to fund its health care obligations in 2004, as was previously disclosed in its financial statements for the year ended December 31, 2003. As of March 31, 2004, $22,175 of contributions has been made.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Part I, Item 2 of this report should be read in conjunction with Part II, Item 7 of World Airways, Inc. (“World Airways” or the “Company”) Annual Report on Form 10-K for the year ended December 31, 2003. The information contained herein is not a comprehensive management overview and analysis of the financial condition and results of operations of the Company, but rather updates disclosures made in the aforementioned filing.

The Company desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”). Therefore, this report contains forward looking statements that are subject to risks and uncertainties, including, but not limited to, the reliance on key strategic alliances, fluctuations in operating results and other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission (the “Commission”). These risks could cause the Company’s actual results for 2004 and beyond to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company.

The Financial Accounting Standards Board (“FASB”) issued a revised FASB Interpretation No. 46 (“FIN 46R”), Consolidation of Variable Interest Entities, which took effect in the first quarter of 2004. The Company currently does not have any interests in variable interest entities or special interest entities.

OVERVIEW

General

For the first quarter of 2004, the Company’s earnings before income taxes were $11.6 million compared to $6.6 million for the same period in 2003. The Company recorded income tax expense of $3.7 million in the first quarter of 2004, compared to no income tax expense for the comparable period of last year. The Company utilized all of its unrestricted federal net operating loss carry-forwards in 2003. For the first quarter of 2004, the Company’s net earnings were $7.9 million compared to $6.6 million for 2003.

The following table provides statistical data, used by management in evaluating the operating performance of the Company, for the quarters ended March 31, 2004 and 2003.

	Quarter Ended March 31,
	2004		2003
Block hours:
Full service passenger	7,565	67%	6,178	51%
Full service cargo	283	2%	2,985	25%
ACMI passenger	1,186	11%	1,054	9%
ACMI cargo	2,013	18%	1,588	13%
Miscellaneous	281	2%	251	2%

Total	11,328	100%	12,056	100%

Operating aircraft at quarter-end	16		17
Average aircraft per day	16.0		16.1
Average daily utilization (block hours flown per day per aircraft)	7.8		8.3

For 2004, the Company expects to:

•	be profitable for a third consecutive year;

•	further diversify the revenue mix by adding more commercial customers;

•	on a per block hour basis, hold flat or reduce major cost categories (flight, maintenance, fuel and aircraft costs);

•	work on concluding a new collective bargaining agreement with its pilots; and

•	initiate plans to introduce Boeing 767 aircraft to the fleet in 2005.

Significant Customer Relationships

The Company is highly dependent on revenues from the U.S. Air Force (“USAF”). The loss of the USAF as a customer would have a material adverse effect on the Company. The Company’s largest customers, and the percent of revenues from those customers, for the quarters ended March 31, 2004 and 2003, are as follows:

	Quarter Ended March 31,
	2004	2003
USAF	82.7%	85.6%
Sonair Serviceo Aereo (“Sonair”)	5.3%	5.3%
Menlo Worldwide (“Menlo”, formerly Emery Air Freight Corporation )	3.4%	5.2%

RESULTS OF OPERATIONS

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Operating Revenues. Revenues from operations increased $6.0 million, or 4.8%, to $129.6 million in the first quarter of 2004 from $123.6 million in the first quarter of 2003. The revenue increase in the first quarter of 2004 was due principally to significant growth in both military passenger flying for the USAF and commercial passenger flying. This increase was partially offset by a reduction in military cargo revenue for the USAF. Two key variables that impact the amount of operating revenues are listed below:

	Quarter Ended March 31,
	2004	2003	Difference	% Change
Total block hours	11,328	12,056	(728)	-6.0%
Yield per block hour	$11,439	$10,256	$1,183	11.5%

     Operating Expenses. Total operating expenses remained flat at $115.9 million for the first quarter of 2004, compared $116.0 million for the comparable quarter in 2003. Below is information on the Company’s operating expense per block hour:

	Quarter Ended March 31,
	2004	2003	Difference	% Change
Operating expense per block hour	$10,235	$9,620	$(614)	-6.4%

     Flight expenses include all costs related directly to the operation of the aircraft other than maintenance, aircraft rent, insurance and fuel. Also included are expenses related to flight dispatch and flight operations administration. Flight operations expenses increased $6.4 million, or 18.5%, to $40.8 million in the first quarter of 2004 compared to $34.4 million in the same period of 2003. Flight costs were higher primarily due to increases in the following areas:

•	$2.0 million in cockpit crew costs;

•	$2.9 million in flight attendant costs; and

•	$0.8 million in catering costs.

These higher costs are directly attributable to increased military and full-service commercial passenger flights, as well as pilot and flight attendant headcount increases. The first quarter of 2004 included a higher accrual for contractual profit sharing payments to flight employees for the 2004 period, compared to the amount accrued in same quarter of 2003 for that fiscal year.

Maintenance expenses decreased $5.4 million, or 23.1%, to $17.9 million in the first quarter of 2004 compared to $23.2 million in the same period of 2003. In the first quarter of 2004, the Company had decreases in the following areas:

•	$4.5 million in MD-11 engine overhaul expense;

•	$0.8 million in MD-11 landing gear overhaul expense: and

•	$0.5 million in aircraft parts rental.

Much of this decrease is due to the timing of scheduled maintenance checks.

Aircraft costs, which include aircraft rent and insurance, decreased $2.2 million, or 10.2%, to $19.7 million in the first quarter of 2004 compared to $21.9 million in the first quarter of 2003. This decrease was due to the restructuring of several MD-11 leases, as well as the return of an expensive DC-10 cargo aircraft in the first quarter of 2004. This decrease was partially offset by aircraft rents associated with two additional MD-11 passenger aircraft. One aircraft was added at the end of the first quarter of 2003, and the other was added later in the year; both are under power-by-the-hour operating leases.

Fuel expenses decreased $3.2 million, or 14.8%, to $18.2 million in the first quarter of 2004 from $21.4 million in the first quarter of 2003. The decrease was primarily due to the lower military cargo block hours, compared to the previous year, coupled with the fact that military cargo hours are contractually set at a higher rate per gallon. Fluctuations in the price of fuel did not have a significant impact in the first quarter of 2004 because the Company’s contracts with its customers covered 95% of fuel purchased and thereby limited the Company’s exposure to increases in fuel prices.

Commissions increased $1.6 million to $6.3 million in the first quarter of 2004, compared to $4.7 million in the first quarter of 2003. In the first quarter of 2003, the Company was not required to pay commissions on USAF missions flown during the Civil Reserve Air Fleet (“CRAF”) activation.

Subcontract flying costs increased $1.4 million in the first quarter of 2004. The increase was due to outsourced flights resulting from aircraft out of service for maintenance.

Sales, general and administrative expenses increased $1.5 million, or 16.5%, to $10.3 million in the first quarter of 2004 compared to $8.8 million in the same quarter of 2003. The increase was primarily due to:

•	$0.8 million of bad debt expense associated with air services provided to TM Travel Services, Inc. (“TM Travel”) (see Note 7 of “Notes to the Condensed Consolidated Financial Statements”); and

•	$0.6 million higher wages and benefits due to:

•	July 2003 salary increases;

•	increased headcount;

•	a worker’s compensation accrual adjustment; and

•	higher profit sharing accrual for the 2004 period.

The Company recorded $3.7 million of income tax expense in the first quarter of 2004. The Company utilized all of its unrestricted federal net operating loss carry-forwards in 2003. The Company’s estimated annual effective tax rate for the three months ended March 31, 2004, was 32%. This effective rate differs from statutory rates due primarily to use of deferred tax assets that were previously offset with a valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

The Company is highly leveraged. At March 31, 2004, the Company’s current assets were $90.8 million and its current liabilities were $75.5 million. The ratio of the Company’s current assets to its current liabilities (“current ratio”) was 1.2:1. The March 31, 2004 cash balance included $4.7 million of restricted cash, which consisted of $3.7 million as collateral for letters of credit and $1.0 million of prepayments from customers for flights which are scheduled to be flown within 30 days of the balance sheet date. A letter of credit, totaling $1.0 million, was issued on behalf of TM Travel and provided to an insurance company to support two surety bonds issued to the Department of Transportation (“DOT”) and the State of Hawaii. The DOT advised the Company that it was not going to renew TM Travel’s public charter prospectus beyond May 2, 2004. The surety bonds were necessary for TM Travel to qualify as a public charter operator. These bonds are currently subject to any passenger refunds not paid by TM Travel, and will terminate in the first half of July 2004. See Note 7 of “Notes to the Condensed Consolidated Financial Statements”.

In addition, the Company has significant long-term obligations relating to operating leases for aircraft and spare engines. In 2002 and 2001, the Company paid amounts less than its original contractual aircraft rent obligations under agreements with its lessors that amended the terms of the original aircraft lease agreements to provide for the repayment of the unpaid contractual rent obligations. At March 31, 2004, the accrual for unpaid contractual rent obligations was $8.9 million and is included as accrued rent in the current liabilities section of the Consolidated Balance Sheet. During the second quarter of 2004, the Company will repay approximately $7.2 million of this liability based on 2003 net earnings. The remaining $1.7 million of this obligation will be repaid based on a percentage of profits in future years.

Due to its high financial leverage, the Company has the following restrictions:

•	The Company is greatly limited in its ability to obtain additional financing. Its indebtedness outstanding under its $30.0 million term loan supported by a $27.0 million guarantee issued by the Air Transportation Stabilization Board (the “ATSB Loan”) is secured by substantially all of the Company’s assets. In addition, the ATSB Loan contains restrictive provisions that require prepayments in the event the Company sells any significant assets, receives proceeds from future borrowings from other sources or issuances of certain securities, or receives net proceeds from insurance or condemnation.

•	The Company’s ability to fund general corporate requirements, including capital expenditures, may be impaired.

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

The ATSB Loan and the operating leases relating to some of the Company’s aircraft contain restrictive covenants that impose significant operating and financial restrictions on the Company. Under the agreement governing the ATSB Loan, the Company is subject to certain covenants pursuant to which it must satisfy various financial requirements to maintain a certain amount of unrestricted cash or cash equivalents and to comply with certain financial ratios as well as certain negative covenants.

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

Other items that will impact cash requirements of the Company in 2004 are:

•	The Company’s earnings will be fully subject to income taxes, with the exception of an annual net operating loss carry-forward benefit of $343,000.

•	The Company will be paying 2003 profit sharing bonuses of approximately $6.5 million to its employees in the first half of 2004.

Although there can be no assurances, World Airways believes that the combination of its existing contracts and additional business which it expects to obtain, along with its existing cash, and financing arrangements, will be sufficient to allow the Company to meet its cash requirements related to operating and capital requirements for 2004.

Cash Flows from Operating Activities

Operating activities provided $11.7 million in cash during the three months ended March 31, 2004 compared to providing $2.6 million for the comparable 2003 period. The cash provided in the 2004 period principally reflects the $7.9 million net earnings offset by a $6.9 million increase in accounts receivable, plus an $8.1 million increase in cash due to changes in other operating assets and liabilities, and net non-cash statement of operations charges of $2.6 million. The cash provided in the 2003 period principally reflects the $6.6 million net earnings, offset by a $10.2 million increase in accounts receivable, plus a $5.0 million increase in cash due to changes in other operating assets and liabilities, and net non-cash income statement charges of $1.1 million.

Cash Flows from Investing Activities

Investing activities used $0.5 million in the first three months of 2004 compared to using $1.1 million in the comparable period of 2003. In both 2004 and 2003, cash was used for the purchase of rotable spare parts and other fixed assets.

The Company’s capital expenditures for 2004 are expected to be approximately $3.0 million, principally for the purchase of aircraft related assets, which it expects to finance from working capital.

Cash Flows from Financing Activities

Financing activities used $18.5 million in cash for the three months ended March 31, 2004, which was primarily due to the $18.0 million used to pay the principal on the convertible bonds that were called on December 30, 2003, and redeemed on January 28, 2004. For the three months ended March 31, 2003, financing activities used $6.2 million, which was primarily due to a reduction in the amount owed under the Loan and Security Agreement with Wells Fargo Foothill, Inc. of $3.4 million and deferred aircraft rent payments of $2.9 million.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Part I, Item 3, of this report should be read in conjunction with Part II, Item 7a of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The information contained herein is not a quantitative and qualitative discussion about market risk the Company faces, but rather updates disclosures made in the aforementioned filing.

World Airways continues to have no material exposure to market risks.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the quarter ended March 31, 2004. Based on that evaluation, (i) the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the quarter ended March 31, 2004 have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and (ii) no changes in the Company’s internal control over financial reporting were identified as having occurred during the quarter ended March 31, 2004, that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting. The Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

PART II

ITEM 6.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Exhibits

No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Lease Agreement dated as of March 26, 2004 between World Airways, Inc. and World (DE) QRS 15-65, Inc. related to the Company’s headquarters at 101 World Drive, Peachtree City, Georgia 30269.

(b) Reports on Form 8-K

1.	The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on January 16, 2004 in connection with a press release issued on January 16, 2004, announcing that it had reached a tentative agreement with the International Brotherhood of Teamsters for an extension of an agreement covering its cockpit crewmembers.

2.	The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on January 21, 2004, announcing the closing of a $30.0 million term loan supported by a $27.0 million federal guarantee from the Air Transportation Stabilization Board (the “ATSB”), the termination of the Company’s existing credit facility with Wells Fargo Foothill, Inc., the issuance to the ATSB of warrants to purchase an aggregate of 2,378,223 shares of the Company’s common stock, the issuance of $25.5 million aggregate principal amount of the Company’s new convertible debentures in exchange for $22.5 million aggregate principal amount of the Company’s existing convertible debentures and $3.0 million in cash, and the redemption of $18.0 million aggregate principal amount of the existing debentures.

3.	The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on February 3, 2004 in connection with a press release issued on February 2, 2004, announcing the extension of an existing contract with Menlo Worldwide (formerly Emery Worldwide) valued at approximately $19 million, through December 2004.

4.	The Company furnished a Current Report on Form 8-K to the Securities and Exchange Commission on February 5, 2004 in connection with a press release issued on February 5, 2004, announcing its financial results for the fourth quarter and the year ended December 31, 2003.

5.	The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on February 9, 2004 in connection with a press release issued on February 6, 2004, announcing that its Board of Directors had approved a revised fleet plan as part of the Company’s five-year strategic plan.

6.	The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on February 18, 2004 in connection with a press release issued on February 18, 2004, announcing the signing of a new one-year agreement with EVA Airways commencing March 6, 2004.

7.	The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on February 19, 2004 in connection with a press release issued on February 19, 2004, announcing the succession plan approved by the Board of Directors, with the upcoming retirement of Hollis Harris, Chairman and Chief Executive Officer.

* * * * * * * * * * * * * * *

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2004

WORLD AIRWAYS, INC.

	By:	/s/ Gilberto M. Duarte, Jr.

Gilberto M. Duarte, Jr.
Principal Accounting and Financial Officer