Form 10-Q
period 2004-06-30
WORLD AIRWAYS INC /DE/
filed 2004-08-13
CIK 949240

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
_________________________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2004
or
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _______

Commission File Number 0-26582

WORLD AIRWAYS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	94-1358276 (I.R.S. Employer Identification Number)

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

Yes [X] No [   ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ] No [X]

     The number of shares of the registrant’s Common Stock outstanding on July 31, 2004 was 12,957,186.

WORLD AIRWAYS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

TABLE OF CONTENTS

Page
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets, June 30, 2004 (Unaudited) and December 31, 2003	3
Condensed Consolidated Statements of Operations (Unaudited), Three Months Ended June 30, 2004 and 2003	5
Condensed Consolidated Statements of Operations (Unaudited), Six Months Ended June 30, 2004 and 2003	6
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficiency) (Unaudited), Six months ended June 30, 2004	7
Condensed Consolidated Statements of Cash Flows (Unaudited), Six months ended June 30, 2004 and 2003	8
Notes to Condensed Consolidated Financial Statements	9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures about Market Risk	19
Item 4. Controls and Procedures	19
PART II — OTHER INFORMATION
Item 2. Legal Proceedings	19
Item 4. Submission of Matters to a Vote of Securities Holders	20
Item 6. Exhibits and Reports on Form 8-K	21
EX-3.2 AMENDED AND RESTATED BYLAWS EFFECTIVE MAY 6, 2004
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO
EX-99.1 AMENDED & RESTATED EMPLOYMENT AGREEMENT/ ADDISON
EX-99.2 EMPLOYMENT AGREEMENT/ BINNS
EX-99.3 SECOND AMENDED & RESTATED EMPLOYMENT AGREEMENT/ DUARTE
EX-99.4 FIRST AMENDED & RESTATED EMPLOYMENT AGREEMENT/ MACKINNEY
EX-99.5 FOURTH AMENDED & RESTATED EMPLOYMENT AGREEMENT/ MARTINEZ
EX-99.6 EMPLOYMENT AGREEMENT/ MCDONALD

ITEM 1. FINANCIAL STATEMENTS
WORLD AIRWAYS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
(in thousands)
(unaudited)

	June 30,	December 31,
	2004	2003
CURRENT ASSETS
Cash and cash equivalents	$20,557	$30,535
Restricted cash	4,578	23,290

Total cash and cash equivalents	25,135	53,825
Accounts receivable, less allowance for doubtful accounts of $187 at June 30, 2004 and $196 at December 31, 2003	46,474	31,446
Prepaid expenses and other current assets	5,927	7,721

Total current assets	77,536	92,992

EQUIPMENT AND PROPERTY
Flight and other equipment	85,487	86,346
Less: accumulated depreciation and amortization	48,819	47,382

Net equipment and property	36,668	38,964

LONG-TERM OPERATING DEPOSITS	17,369	17,664
OTHER ASSETS AND DEFERRED CHARGES, NET	7,100	7,681

TOTAL ASSETS	$138,673	$157,301

(Continued)

WORLD AIRWAYS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
(in thousands except share amounts)
(unaudited)

	June 30,	December 31,
	2004	2003
CURRENT LIABILITIES
Current maturities of long-term debt	$—	$18,000
Accounts payable	29,031	28,167
Accrued rent	3,583	9,881
Unearned revenue	3,960	3,546
Accrued maintenance	2,944	2,791
Accrued salaries and wages	15,345	16,957
Accrued taxes	2,503	2,581
Other accrued liabilities	1,491	2,506

Total current liabilities	58,857	84,429

Long-term debt, net of current maturities	57,041	57,177
Deferred gain from sale-leaseback transactions, net of accumulated amortization of $3,703 at June 30, 2004 and $3,137 at December 31, 2003	2,211	2,777
Accrued post-retirement benefits	3,583	3,583
Deferred aircraft and building rent	10,569	16,008

TOTAL LIABILITIES	132,261	163,974

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Preferred stock, $.001 par value (5,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock, $.001 par value (100,000,000 shares authorized; 14,011,229 shares issued and 12,929,986 shares outstanding at June 30, 2004; 12,502,441 shares issued and 11,421,198 outstanding at December 31, 2003)	14	13
Additional paid-in capital	33,873	31,233
Accumulated deficit	(14,618)	(25,062)
Treasury stock, at cost (1,081,243 shares at June 30, 2004 and December 31, 2003)	(12,857)	(12,857)

Total stockholders’ equity (deficiency)	6,412	(6,673)

COMMITMENTS AND CONTINGENCIES
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$138,673	$157,301

See accompanying Notes to Condensed Consolidated Financial Statements

WORLD AIRWAYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended June 30, 2004 and 2003
(in thousands except per share data)
(unaudited)

	2004	2003
OPERATING REVENUES
Flight operations	$114,707	$116,014
Other	353	617

Total operating revenues	115,060	116,631

OPERATING EXPENSES
Flight	37,705	35,541
Maintenance	20,032	19,463
Aircraft costs	17,426	20,852
Fuel	16,363	18,624
Flight operations subcontracted to other carriers	81	133
Commissions	4,831	3,889
Depreciation and amortization	1,274	1,309
Sales, general and administrative	12,960	9,000

Total operating expenses	110,672	108,811

OPERATING INCOME	4,388	7,820
OTHER INCOME (EXPENSE)
Interest expense	(880)	(1,168)
Interest income	125	93
Other, net	(714)	(102)

Total other expense	(1,469)	(1,177)

EARNINGS BEFORE INCOME TAXES	2,919	6,643
INCOME TAXES	350	250

NET EARNINGS	$2,569	$6,393

BASIC EARNINGS PER SHARE
Net earnings	$0.22	$0.58

Weighted average shares outstanding	11,637	11,109
DILUTED EARNINGS PER SHARE
Net earnings	$0.13	$0.44

Weighted average shares outstanding	23,252	16,472

See accompanying Notes to Condensed Consolidated Financial Statements

WORLD AIRWAYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Six Months Ended June 30, 2004 and 2003
(in thousands except per share data)
(unaudited)

	2004	2003
OPERATING REVENUES
Flight operations	$243,726	$239,291
Other	918	983

Total operating revenues	244,644	240,274

OPERATING EXPENSES
Flight	78,507	69,973
Maintenance	37,888	42,683
Aircraft costs	37,097	42,748
Fuel	34,565	39,985
Flight operations subcontracted to other carriers	1,599	225
Commissions	11,131	8,548
Depreciation and amortization	2,561	2,781
Sales, general and administrative	23,269	17,848

Total operating expenses	226,617	224,791

OPERATING INCOME	18,027	15,483
OTHER INCOME (EXPENSE)
Interest expense	(2,044)	(2,402)
Interest income	247	190
Other, net	(1,725)	(13)

Total other expense	(3,522)	(2,225)

EARNINGS BEFORE INCOME TAXES	14,505	13,258
INCOME TAXES	4,061	250

NET EARNINGS	$10,444	$13,008

BASIC EARNINGS PER SHARE
Net earnings	$0.91	$1.17

Weighted average shares outstanding	11,536	11,093
DILUTED EARNINGS PER SHARE
Net earnings	$0.47	$0.91

Weighted average shares outstanding	23,858	15,995

See accompanying Notes to Condensed Consolidated Financial Statements

WORLD AIRWAYS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
Six Months Ended June 30, 2004
(in thousands except share amounts)
(unaudited)

		Additional
	Common	Paid-in	Accumulated	Treasury Stock,	Total Stockholders'
	Stock	Capital	Deficit	at Cost	Equity (Deficiency)
Balance at December 31, 2003	$13	$31,233	$(25,062)	$(12,857)	$(6,673)
Amortization of warrants	—	92	—	—	92
Exercise of 1,508,788 stock options	1	1,440	—	—	1,441
Tax benefit of stock option exercises	—	1,108	—	—	1,108
Net earnings	—	—	10,444	—	10,444

Balance at June 30, 2004	$14	$33,873	$(14,618)	$(12,857)	$6,412

See accompanying Notes to Condensed Consolidated Financial Statements

WORLD AIRWAYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2004 and 2003
(in thousands)
(unaudited)

	2004	2003
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$53,825	$21,504
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	10,444	13,008
Adjustments to reconcile net earnings to net cash
provided by (used in) operating activities:
Depreciation and amortization	2,561	2,781
Deferred gain recognition	(566)	(566)
Loss on sale of property and equipment	507	161
Tax benefit of stock option exercises	1,108	—
Amortization of warrants and debt issuance costs	1,008	155
Other	77	(160)
Provision for doubtful accounts receivable	(9)	32
Increase (decrease) in cash and cash equivalents resulting from changes in operating assets and liabilities:
Accounts receivable	(15,019)	(14,644)
Deposits, prepaid expenses and other assets	2,089	(535)
Accounts payable, accrued expenses and other liabilities	(6,229)	(1,948)
Unearned revenue	414	1,935

Net cash provided by (used in) operating activities	(3,615)	219

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment and property	(778)	(1,588)
Proceeds from disposal of equipment and property	6	15

Net cash used in investing activities	(772)	(1,573)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in line of credit borrowing arrangement, net	—	471
Repayment of debt	(18,000)	—
Proceeds from exercise of stock options	1,441	91
Payment of debt issuance costs	(548)	—
Repayment of aircraft rent obligations	(7,196)	(5,963)

Net cash used in financing activities	(24,303)	(5,401)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(28,690)	(6,755)

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$25,135	$14,749

See accompanying Notes to Condensed Consolidated Financial Statements

WORLD AIRWAYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Management believes that all adjustments necessary for a fair statement of results have been included in the unaudited Condensed Consolidated Financial Statements for the interim periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and the results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004.

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

2. Earnings per Share

The following table sets forth the computations of basic and diluted earnings per share (in thousands except per share data):

	Three Months Ended June 30, 2004
	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Earnings available to common stockholders	$2,569	11,637	$0.22

Effect of Dilutive Securities
Warrants	—	1,544
Options	—	2,088
8% convertible debentures	367	7,983

Diluted EPS
Earnings available to common stockholders plus assumed conversions	$2,936	23,252	$0.13

	Three Months Ended June 30, 2003
	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Earnings available to common stockholders	$6,393	11,109	$0.58

Effect of Dilutive Securities
Options	—	807
8% convertible debentures	809	4,556

Diluted EPS
Earnings available to common stockholders plus assumed conversions	$7,202	16,472	$0.44

	Six Months Ended June 30, 2004
	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Earnings available to common stockholders	$10,444	11,536	$0.91

Effect of Dilutive Securities
Warrants	—	1,760
Options	—	2,268
8% convertible debentures	809	8,294

Diluted EPS
Earnings available to common stockholders plus assumed conversions	$11,253	23,858	$0.47

	Six Months Ended June 30, 2003
	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Earnings available to common stockholders	$13,008	11,093	$1.17

Effect of Dilutive Securities
Options	—	346
8% convertible debentures	1,608	4,556

Diluted EPS
Earnings available to common stockholders plus assumed conversions	$14,616	15,995	$0.91

3.	Accounting for Stock-Based Compensation

At June 30, 2004, the Company had three stock-based compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation (in thousands, except per share data):

	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net earnings, as reported	$2,569	$6,393	$10,444	$13,008
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(361)	(214)	(485)	(590)

Pro forma net earnings	$2,208	$6,179	$9,959	$12,418

Earnings per share
Basic —as reported	$0.22	$0.58	$0.91	$1.17
Basic — pro forma	$0.19	$0.56	$0.86	$1.12
Diluted —as reported	$0.13	$0.44	$0.47	$0.91
Diluted — pro forma	$0.11	$0.42	$0.45	$0.88

The per share weighted-average fair value of stock options granted during the second quarter of 2004 was $3.59 (no stock options were granted during the second quarter of 2003) and for the first six months of 2004 and 2003 was $3.59 and $0.77, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	3.9%	3.0%	3.8%	3.0%
Expected life (in years)	4.9	5.5	4.9	5.5
Risk-free volatility	80%	132%	80%	132%

4.	Sub-lease Obligation

The Company is obligated under an operating lease for office space at its former headquarters in Herndon, Virginia, through April 2006. The Company received rental income, sufficient to offset its lease expense through March 2002, after which time no rental income was received except for a total of $0.4 million received in the fourth quarter of 2003 and the first quarter of 2004. The Company is currently seeking a new sub-lessee for this office space. The Company reassessed the accrued liability at the end of the second quarter and determined, based on updated information, that the liability should be adjusted to $1.5 million. The fair value of the liability was determined based on the remaining lease rentals, reduced by estimated sublease rentals that can be reasonably obtained for the property. The liability is included in other accrued liabilities on the accompanying consolidated balance sheets. The Company’s total remaining obligation at June 30, 2004 under the lease was $2.9 million.

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

The Company’s cockpit crewmembers, who constitute approximately 29% of the Company’s employees and are represented by the International Brotherhood of Teamsters (the “Teamsters”), are subject to a collective bargaining agreement that became amendable June 30, 2003. The Company reconvened negotiations with the Teamsters during the second quarter of 2004, under the auspices of the National Mediation Board.

6.	TM Travel Services, Inc.

The Company entered into a contract with TM Travel Services, Inc. (“TM Travel”) in September 2003, to provide air services between Honolulu, Hawaii, and Las Vegas, Nevada. From the inception of the program, TM Travel did not meet its financial obligations to the Company on a timely basis. In March 2004, the Company and TM Travel entered into an agreement that would have enabled TM Travel to become current in its payments. However, TM Travel failed to make any of these rescheduled payments. Further, the Company was advised by the Department of Transportation (“DOT”) that it was not going to renew TM Travel’s public charter prospectus beyond May 2, 2004. The DOT required World Airways to operate all scheduled flights through that date. In the first and second quarters of 2004, the Company recorded $0.8 million and $1.7 million, respectively, in bad debt expense related to TM Travel. In connection with this program, the Company issued a $1.0 million letter of credit, which was cash collateralized and is part of the Company’s restricted cash on the accompanying consolidated balance sheets. This letter of credit was provided to an insurance company to support surety bonds issued to the DOT and the State of Hawaii. These bonds were necessary for TM Travel to qualify as a public charter operator. No monies were drawn from the two surety bonds, and they expired in July 2004. The Company believes that the letter of credit should be cancelled in the third quarter of 2004.

7.	Post-Retirement Health Care Benefits Plan

World Airways’ cockpit crewmembers and eligible dependents are covered by a post-retirement health care benefits plan. A summary of the net periodic post-retirement benefit costs for the three and six months ended June 30 is as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Service cost	$95	$78	$190	$156
Interest cost	61	59	122	118
Net amortized loss	3	3	6	6

Net periodic post-retirement benefit cost	$159	$140	$318	$280

The Company still anticipates to contribute approximately $230,000 to fund its health care obligations in 2004, as was previously disclosed in its financial statements for the year ended December 31, 2003. As of June 30, 2004, $90,000 of contributions have been made.

8.	Legal Proceedings

A claim has been filed in the 19th Civil Court District Court, Frankfurt, Germany, against the Company by a tour operator seeking approximately $4.2 million in compensation related to the cancellation of a summer program in 1996. The court determined that the Company was 75% responsible for the cancellation of the program and scheduled a hearing on damages for October 22, 2004. The Company expects its counsel to meet with plaintiff’s counsel prior to this hearing to discuss the extent to which plaintiff may be able to establish damages, if any. The Company believes it has substantial defenses to this action, although no assurance can be given of the eventual outcome of this litigation. Because of the uncertain outcome of this action, no amounts have been accrued in the consolidated financial statements.

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

In January and February 2004, seven purported class action complaints (four in the United States District Court for the Eastern District of New York, one in the United States District Court for the Southern District of New York, one in the Superior Court of DeKalb County, Georgia, and one in the United States District Court for the Northern District of Illinois) and four individual complaints (one in the United States District Court for the Southern District of New York, one small claims action in New York, one small claims action in New Jersey, and one small claims action filed in California) were filed against the Company arising out of the discontinuance of charter flights upon the expiration of the Company’s obligation to provide services under an air services agreement. The purported class action cases were consolidated for discovery purposes into the Eastern District of New York. The Company had operated the charter flights between cities in the United States and Lagos, Nigeria for Ritetime Aviation and Travel Services, Inc. (“Ritetime”). The Company’s obligation to perform air services for Ritetime ended with the last chartered flight on December 30, 2003. From the allegations made by the various plaintiffs, it appears that Ritetime continued to sell tickets to passengers for flights purportedly scheduled to depart after the expiration of the Company’s contractual obligations for air services. The plaintiffs purport to act for themselves and on behalf of other persons who held tickets issued by Ritetime for the non-contracted flights. Ritetime is also named as a defendant in each of these lawsuits. The plaintiffs seek compensatory, punitive and/or treble damages and costs and expenses, including attorneys fees, based on various legal theories including breach of contract, fraud, negligent misrepresentation, unjust enrichment, illegal/excess tax and violations of U.S. federal laws and regulations governing air transportation and of the Federal Racketeer Influenced and Corrupt Organization Statute. The Company’s insurance carrier has responded and assumed the defense of these cases. During March 2004, Ritetime filed a Demand to Arbitrate in Peachtree City, Georgia, and subsequently the Company responded and filed a counterclaim. The Company believes that the allegations against it are without merit and intends to vigorously defend itself in these lawsuits, although it cannot give any assurance that these lawsuits will not have a material adverse effect on the Company’s financial condition, results of operations or liquidity. The Department of Transportation (“DOT”) is investigating this matter and the Company is negotiating the terms of a settlement with the DOT, without however admitting or denying any allegations, which settlement the Company believes will not be material to the Company’s financial condition, results of operations or liquidity.

On January 9, 2004, Whitebox Convertible Arbitrage Partners, L.P. and Pandora Select Partners, L.P. filed a complaint in the United States District Court for the District of Minnesota alleging breach of contract by the Company in connection with its purchase in December 2003 of $22,545,000 aggregate amount of 8% Convertible Senior Subordinated Debentures due 2004 (the “Old Debentures”) in exchange for a like amount of newly-issued 8% Convertible Senior Subordinated Debentures due 2009 (the “New Debentures”). On May 10, 2004, by order of the United States District Court for the District of Minnesota, this matter was transferred to the United States District Court for the Northern District of Georgia. The plaintiffs in this lawsuit allege that they have held at all relevant times $2,530,000 and $780,000 principal amount, respectively, of Old Debentures and that the Company breached the terms of the indenture governing the Old Debentures by purchasing Old Debentures from a selected group of holders rather than from holders determined by lot or from all holders on a pro rata basis. The plaintiffs are seeking damages in an amount equal to the difference in value between the New Debentures and the Old Debentures held by the plaintiffs and interest lost by the plaintiffs on the Old Debentures through maturity on August 26, 2004 as well as costs and reasonable attorney fees. The Company believes that this claim is without merit and intends to defend itself vigorously in this lawsuit, although it cannot give any assurance that this litigation will not have a material adverse effect on the Company’s financial condition, results of operation or liquidity.

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

In addition, World Airways is party to routine litigation and administrative proceedings incidental to its business, none of which is believed by the Company to be likely to have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

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

OVERVIEW

General

For the second quarter of 2004, the Company’s operating income was $4.4 million compared to $7.8 million for the same period in 2003. During the quarter, there were several substantial charges totaling $3.5 million, partially offset by two credits totaling $1.8 million, resulting in a net $1.7 million negative effect on operating income. These items included:

•	$1.7 million of bad debt expense related to TM Travel Services, Inc. (“TM Travel”);

•	$0.9 million of personnel costs primarily associated with contractual obligations arising from the retirement of the Company’s former Chairman/CEO on May 6;

•	$0.9 million of medical costs, including $0.4 million of medical claims paid in the second quarter of 2004 related to seven large claims;

•	$1.3 million credit to record aircraft insurance recoveries related to repair costs that were previously expensed but now determined to be collectible; and

•	$0.5 million credit for the reduction in the accrued liability associated with costs of exiting the Company’s former office space in Herndon, Virginia.

For the second quarter of 2004, the Company’s net earnings were $2.6 million compared to $6.4 million for the same period in 2003.

The following table provides statistical data, used by management in evaluating the operating performance of the Company, for the quarters ended June 30, 2004 and 2003.

	Quarter Ended June 30,
	2004			2003
Block hours:
Full service passenger	6,163		56%	4,467		41%
Full service cargo	386		3%	3,659		34%
ACMI passenger	1,184		11%	1,110		10%
ACMI cargo	3,072		28%	1,399		13%
Miscellaneous	207		2%	247		2%

Total	11,012		100%	10,882		100%

Operating aircraft at quarter-end		16			17
Average aircraft per day		16.0			17.0
Average daily utilization		7.6			7.0
(block hours flown per day per aircraft)

For the first six months of 2004, the Company’s operating income was $18.0 million compared to $15.5 million for the same period in 2003, while the Company’s net earnings were $10.4 million compared to $13.0 million. The Company recorded income tax expense of $4.1 million in the first six months of 2004, compared to $0.3 million for the comparable period of last year. The Company utilized all of its unrestricted federal net operating loss carry-forwards in 2003.

The following table provides statistical data, used by management in evaluating the operating performance of the Company, for the six months ended June 30, 2004 and 2003.

	Six Months Ended June 30,
	2004			2003
Block hours:
Full service passenger	13,728		61%	10,646		47%
Full service cargo	668		3%	6,643		29%
ACMI passenger	2,370		11%	2,164		9%
ACMI cargo	5,085		23%	2,987		13%
Miscellaneous	490		2%	498		2%

Total	22,341		100%	22,938		100%

Operating aircraft at quarter-end		16			17
Average aircraft per day		16.0			16.5
Average daily utilization		7.7			7.7
(block hours flown per day per aircraft)

For 2004, the Company expects to:

•	be profitable for a third consecutive year;

•	further diversify the revenue mix by adding more commercial customers;

•	on a per block hour basis, hold flat or reduce major cost categories (flight, maintenance, fuel and aircraft costs); and

•	work on concluding a new collective bargaining agreement with its pilots.

Significant Customer Relationships

The Company is highly dependent on revenues from the U.S. Air Force (“USAF”). The loss of the USAF as a customer would have a material adverse effect on the Company. The Company’s largest customers, and the percent of revenues from those customers, for the quarter and six months ended June 30, 2004 and 2003, are as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
USAF	76.3%	74.0%	79.9%	80.0%
Sonair Serviceo Aereo (“Sonair”)	6.1%	6.0%	5.7%	5.6%
Menlo Worldwide (“Menlo”, formerly Emery Air Freight Corporation)	5.2%	6.0%	4.3%	5.6%

RESULTS OF OPERATIONS

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Operating Revenues. Revenues from operations decreased $1.5 million, or 1.3%, to $115.1 million in the second quarter of 2004 from $116.6 million in the second quarter of 2003. The Company reported significant growth in military passenger flying for the USAF, offset by reductions in military cargo revenues for the USAF and commercial cargo full-service flying. Two key variables that impact the amount of operating revenues are listed below:

	Quarter Ended June 30,
	2004	2003	Difference	% Change
Total block hours	11,012	10,882	130	1.2%
Yield per block hour	$10,448	$10,718	$(270)	-2.5%

Operating Expenses. Total operating expenses increased $1.9 million to $110.7 million for the second quarter of 2004, compared to $108.8 million for the comparable quarter in 2003. Below is information on the Company’s operating expense per block hour:

	Quarter Ended June 30,
	2004	2003	Difference	% Change
Operating expense per block hour	$10,050	$9,999	$(51)	-0.5%

Flight expenses include all costs related directly to the operation of the aircraft other than maintenance, aircraft rent, insurance and fuel. Also included are expenses related to flight dispatch and flight operations administration. Flight operations expenses increased $2.2 million, or 6.1%, to $37.7 million in the second quarter of 2004 compared to $35.5 million in the same period of 2003. Flight costs were higher primarily due to increases in the following areas:

•	$2.8 million in flight attendant costs;

•	$0.7 million in catering costs; and

•	$0.4 million in additional medical claims paid or accrued for crewmembers.

These increases were offset by:

•	$1.0 lower communication costs due to a reduction in flying over European airspace; and

•	$0.5 million reclassification of ground service representative travel costs out of SG&A into flight costs in the second quarter of 2003.

The higher flight attendant and catering costs are directly attributable to higher full-service passenger block hours.

Maintenance expenses increased $0.5 million, or 2.9%, to $20.0 million in the second quarter of 2004 compared to $19.5 million in the same period of 2003. In the second quarter of 2004, the Company had higher scheduled engine and thrust reverser overhauls, partially offset by the $1.3 million credit for aircraft insurance recoveries related to repair costs that were previously expensed.

Aircraft costs, which include aircraft rent and insurance, decreased $3.5 million, or 16.4%, to $17.4 million in the second quarter of 2004 compared to $20.9 million in the second quarter of 2003. This decrease was due to the restructuring of several MD-11 leases, as well as the return of two expensive DC-10 cargo aircraft in the first half of 2004. This decrease was partially offset by aircraft rents associated with two additional MD-11 passenger aircraft. One aircraft was added at the end of the first quarter of 2003, and the other was added later in the year; both are under power-by-the-hour operating leases.

Fuel expenses decreased $2.2 million, or 12.1%, to $16.4 million in the second quarter of 2004 from $18.6 million in the second quarter of 2003. The decrease was primarily due to the lower military cargo block hours, compared to the previous year, coupled with the fact that military cargo hours are contractually set at a higher rate per gallon. Fluctuations in the price of fuel did not have a significant impact in the second quarter of 2004 because the Company’s contracts with its customers covered 97% of fuel purchased and thereby limited the Company’s exposure to increases in fuel prices.

Commissions increased $0.9 million to $4.8 million in the second quarter of 2004, compared to $3.9 million in the second quarter of 2003. In the second quarter of 2003, the Company was not required to pay commissions on USAF missions flown under the Civil Reserve Air Fleet (“CRAF”) activation order.

Sales, general and administrative expenses (“SG&A”) increased $4.0 million, or 44.0%, to $13.0 million in the second quarter of 2004 compared to $9.0 million in the same quarter of 2003. The increase was primarily due to:

•	$1.7 million of bad debt expense associated with air services provided to TM Travel (see Note 6 of “Notes to the Condensed Consolidated Financial Statements”);

•	$0.9 million of personnel costs primarily associated with contractual obligations arising from the retirement of the Company’s former Chairman/CEO on May 6;

•	$0.5 million reclassification of ground service representative travel costs out of SG&A into flight costs in the second quarter of 2003;

•	$0.5 million in additional medical claims paid or accrued for administrative employees; and

•	$0.4 million higher professional and legal fees.

These increases were partially offset by the $0.5 million credit associated with a reduction in the accrued liability related to costs of exiting the former office space in Herndon, Virginia. The remainder of the variance is spread over a number of different account categories.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Operating Revenues. Revenues from operations increased $4.3 million, or 1.8%, to $244.6 million in 2004 from $240.3 million in 2003. The Company reported significant growth in military passenger flying for the USAF, offset by reductions in military cargo revenues for the USAF and commercial cargo full-service flying. Two key variables that impact the amount of operating revenues are listed below:

	Six Months Ended June 30,
	2004	2003	Difference	% Change
Total block hours	22,341	22,938	(597)	-2.6%
Yield per block hour	$10,950	$10,475	$475	4.5%

Operating Expenses. Total operating expenses increased $1.8 million to $226.6 million in 2004, compared to $224.8 million for the comparable period in 2003. Below is information on the Company’s operating expense per block hour:

	Six Months Ended June 30,
	2004	2003	Difference	% Change
Operating expense per block hour	$10,144	$9,800	$(344)	-3.5%

Flight expenses include all costs related directly to the operation of the aircraft other than maintenance, aircraft rent, insurance and fuel. Also included are expenses related to flight dispatch and flight operations administration. Flight operations expenses increased $8.5 million, or 12.2%, to $78.5 million in the first six months of 2004 compared to $70.0 million in the same period of 2003. Flight costs were higher primarily due to increases in the following areas:

•	$5.7 million in flight attendant costs;

•	$2.0 million in cockpit crew costs;

•	$1.5 million in catering costs; and

•	$0.4 million in additional medical claims paid or accrued for crewmembers.

These increases were offset by $1.0 lower communication costs due to a reduction in flying over European airspace. The higher cockpit, flight attendant and catering costs are directly attributable to increased military and full-service passenger flights. In addition, there were pilot and flight attendant headcount increases in 2004 compared to 2003.

Maintenance expenses decreased $4.8 million, or 11.2%, to $37.9 million in 2004 compared to $42.7 million in the same period of 2003. In the first half of 2004, the Company had decreases in the following areas:

•	$4.0 million in MD-11 engine overhaul expense;

•	$1.3 million credit for aircraft insurance recoveries related to repair costs that were previously expensed;

•	$1.1 million in MD-11 landing gear overhaul expense; and

•	$1.0 million in lower aircraft parts rental.

These decreases were partially offset by higher expenses related to:

•	$0.7 million in mechanics’ wages and personnel costs;

•	$0.6 million for engine changes; and

•	$0.5 million for thrust reverser overhauls.

Aircraft costs, which include aircraft rent and insurance, decreased $5.6 million, or 13.2%, to $37.1 million in 2004 compared to $42.7 million in the same period of 2003. This decrease was due to the restructuring of several MD-11 leases, as well as the return of two expensive DC-10 cargo aircraft in the first half of 2004. This decrease was partially offset by aircraft rents associated with two additional MD-11 passenger aircraft. One aircraft was added at the end of the first quarter of 2003, and the other was added later in the year; both are under power-by-the-hour operating leases.

Fuel expenses decreased $5.4 million, or 13.6%, to $34.6 million in 2004 from $40.0 million in 2003. The decrease was primarily due to the lower military cargo block hours, compared to the previous year, coupled with the fact that military cargo hours are contractually set at a higher rate per gallon. Fluctuations in the price of fuel did not have a significant impact in the first half of 2004 because the Company’s contracts with its customers covered 96% of fuel purchased and thereby limited the Company’s exposure to increases in fuel prices.

Commissions increased $2.6 million to $11.1 million in 2004, compared to $8.5 million in the same period of 2003. In the first half of 2003, the Company was not required to pay commissions on USAF missions flown under the CRAF activation order.

SG&A increased $5.5 million, or 30.4%, to $23.3 million in the first six months of 2004 compared to $17.8 million in the same period of 2003. The increase was primarily due to:

•	$2.5 million of bad debt expense associated with air services provided to TM Travel (see Note 6 of “Notes to the Condensed Consolidated Financial Statements”);

•	$1.7 million higher wages and benefits due to:

-	July 2003 salary increases;

-	increased headcount;

-	a worker’s compensation accrual adjustment; and

-	additional medical claims paid or accrued for administrative employees.

•	$0.9 million of personnel costs primarily associated with contractual obligations arising from the retirement of the Company’s former Chairman/CEO on May 6; and

•	$0.6 million higher professional fees.

These increases were partially offset by the $0.5 million credit associated with a reduction in the accrued liability related to costs of exiting the former office space in Herndon, Virginia. The remainder of the variance is spread over a number of different account categories.

The Company recorded $4.1 million of income tax expense in the first six months of 2004, compared to $0.3 million in the same period of 2003. The Company utilized all of its unrestricted federal net operating loss carry-forwards in 2003. The Company’s current estimated annual effective tax rate for 2004 is approximately 28.0%, and this rate differs from statutory rates due primarily to utilization of net operating loss carry-forwards and a corresponding reduction in the deferred tax asset valuation allowance. The Company had used an estimated effective tax rate of 32.0% for the first quarter.

LIQUIDITY AND CAPITAL RESOURCES

The Company is highly leveraged. At June 30, 2004, the Company’s current assets were $77.5 million and its current liabilities were $58.9 million. The ratio of the Company’s current assets to its current liabilities (“current ratio”) was 1.3:1.

The June 30, 2004 cash balance was $25.1 million, of which $4.6 million was restricted, due to $3.7 million for letters of credit that had to be collateralized and $0.9 million of prepayments from customers for flights that are scheduled to be flown within 30 days of the balance sheet date. Included in the restricted cash balance is a $1.0 million letter of credit which was issued on behalf of TM Travel and provided to an insurance company to support surety bonds issued to the Department of Transportation (“DOT”) and the State of Hawaii. The DOT advised the Company that it was not going to renew TM Travel’s public charter prospectus beyond May 2, 2004. The surety bonds had been necessary for TM Travel to qualify as a public charter operator. No monies were drawn from the two surety bonds, and they expired in July 2004. The Company believes that the letter of credit should be cancelled in the third quarter of 2004. See Note 6 of “Notes to the Condensed Consolidated Financial Statements”.

In the second quarter of 2004, two significant items impacted the Company’s cash:

•	a $7.2 million repayment of contractual aircraft rent obligations to a lessor (see paragraph below); and

•	a $6.4 million payment to employees for profit sharing related to the 2003 financial results.

The Company has significant long-term obligations relating to operating leases for aircraft and spare engines. In 2002 and 2001, the Company paid amounts less than its original contractual aircraft rent obligations under agreements with its lessors that amended the terms of the original aircraft lease agreements to provide for the repayment of the unpaid contractual rent obligations. At June 30, 2004, the accrual for unpaid contractual aircraft rent obligations was $1.7 million and is included as accrued rent in the current liabilities section of the Consolidated Balance Sheets. During the second quarter of 2004, the Company repaid approximately $7.2 million of this liability based on 2003 net earnings. The remaining balance of this obligation will be repaid based on a percentage of profits in future years.

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

These restrictions and requirements may limit the Company’s financial and operating flexibility. In addition, if the Company fails to comply with these restrictions or to satisfy the related covenant requirements, its obligations under the ATSB Loan and its operating leases may be accelerated. The Company cannot provide assurance that it could satisfy all of these obligations upon acceleration. The failure to satisfy these obligations would materially adversely affect the Company’s business, operations, financial results and liquidity.

Although there can be no assurances, World Airways believes that the combination of its existing contracts and additional business, that it expects to obtain, along with its existing cash, and financing arrangements, will be sufficient to allow the Company to meet its cash requirements related to operating and capital requirements for 2004 and 2005.

Cash Flows from Operating Activities

Operating activities used $3.6 million in cash during the six months ended June 30, 2004 compared to providing $0.2 million for the comparable 2003 period. The cash used in the 2004 period principally reflects the $10.4 million net earnings offset by a $15.0 million increase in accounts receivable, less a $3.7 million decrease in cash due to changes in other operating assets and liabilities, and net non-cash statement of operations charges of $4.7 million. The cash provided in the 2003 period principally reflects the $13.0 million net earnings, offset by a $14.6 million increase in accounts receivable, less a $0.5 million decrease in cash due to changes in other operating assets and liabilities, and net non-cash statement of operations charges of $2.4 million.

Cash Flows from Investing Activities

Investing activities used $0.7 million in the first six months of 2004 compared to using $1.6 million in the comparable period of 2003. In both 2004 and 2003, cash was used for the purchase of rotable spare parts and other fixed assets.

The Company’s capital expenditures for 2004 are expected to be approximately $3.0 million, principally for the purchase of aircraft related assets, which it expects to finance from working capital.

Cash Flows from Financing Activities

Financing activities used $24.3 million in cash for the six months ended June 30, 2004, which was primarily due to the $18.0 million used to pay the principal on the convertible bonds that were called on December 30, 2003, and redeemed on January 28, 2004 and $7.2 million for the repayment of contractual aircraft rent obligations to a lessor. For the six months ended June 30, 2003, financing activities used $5.4 million, which was primarily due to the repayment of contractual aircraft rent obligations of $6.0 million offset by a $0.5 million increase in the amount owed under the Loan and Security Agreement with Wells Fargo Foothill, Inc.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the quarter ended June 30, 2004. Based on that evaluation, (i) the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the quarter ended June 30, 2004 have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and (ii) no changes in the Company’s internal control over financial reporting were identified as having occurred during the quarter ended June 30, 2004, that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting. The Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

PART II

ITEM 2. LEGAL PROCEEDINGS

A claim has been filed in the 19th Civil Court District Court, Frankfurt, Germany, against the Company by a tour operator seeking approximately $4.2 million in compensation related to the cancellation of a summer program in 1996. The court determined that the Company was 75% responsible for the cancellation of the program and scheduled a hearing on damages for October 22, 2004. The Company expects its counsel to meet with plaintiff’s counsel prior to this hearing to discuss the extent to which plaintiff may be able to establish damages, if any. The Company believes it has substantial defenses to this action, although no assurance can be given of the eventual outcome of this litigation. Because of the uncertain outcome of this action, no amounts have been accrued in the consolidated financial statements.

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

In January and February 2004, seven purported class action complaints (four in the United States District Court for the Eastern District of New York, one in the United States District Court for the Southern District of New York, one in the Superior Court of DeKalb County, Georgia, and one in the United States District Court for the Northern District of Illinois) and four individual complaints (one in the United States District Court for the Southern District of New York, one small claims action in New York, one small claims action in New Jersey, and one small claims action filed in California) were filed against the Company arising out of the discontinuance of charter flights upon the expiration of the Company’s obligation to provide services under an air services agreement. The purported class action cases were consolidated for discovery purposes into the Eastern District of New York. The Company had operated the charter flights between cities in the United States and Lagos, Nigeria for Ritetime Aviation and Travel Services, Inc. (“Ritetime”). The Company’s obligation to perform air services for Ritetime ended with the last chartered flight on December 30, 2003. From the allegations made by the various plaintiffs, it appears that Ritetime continued to sell tickets to passengers for flights purportedly scheduled to depart after the expiration of the Company’s contractual obligations for air services. The plaintiffs purport to act for themselves and on behalf of other persons who held tickets issued by Ritetime for the non-contracted flights. Ritetime is also named as a defendant in each of these lawsuits. The plaintiffs seek compensatory, punitive and/or treble damages and costs and expenses, including attorneys fees, based on various legal theories including breach of contract, fraud, negligent misrepresentation, unjust enrichment, illegal/excess tax and violations of U.S. federal laws and regulations governing air transportation and of the Federal Racketeer Influenced and Corrupt Organization Statute. The Company’s insurance carrier has responded and assumed the defense of these cases. During March 2004, Ritetime filed a Demand to Arbitrate in Peachtree City, Georgia, and subsequently the Company responded and filed a counterclaim. The Company believes that the allegations against it are without merit and intends to vigorously defend itself in these lawsuits, although it cannot give any assurance that these lawsuits will not have a material adverse effect on the Company’s financial condition, results of operations or liquidity. The Department of Transportation (“DOT”) is investigating this matter and the Company is negotiating the terms of a settlement with the DOT, without however admitting or denying any allegations, which settlement the Company believes will not be material to the Company’s financial condition, results of operations or liquidity.

On January 9, 2004, Whitebox Convertible Arbitrage Partners, L.P. and Pandora Select Partners, L.P. filed a complaint in the United States District Court for the District of Minnesota alleging breach of contract by the Company in connection with its purchase in December 2003 of $22,545,000 aggregate amount of 8% Convertible Senior Subordinated Debentures due 2004 (the “Old Debentures”) in exchange for a like amount of newly-issued 8% Convertible Senior Subordinated Debentures due 2009 (the “New Debentures”). On May 10, 2004, by order of the United States District Court for the District of Minnesota, this matter was transferred to the United States District Court for the Northern District of Georgia. The plaintiffs in this lawsuit allege that they have held at all relevant times $2,530,000 and $780,000 principal amount, respectively, of Old Debentures and that the Company breached the terms of the indenture governing the Old Debentures by purchasing Old Debentures from a selected group of holders rather than from holders determined by lot or from all holders on a pro rata basis. The plaintiffs are seeking damages in an amount equal to the difference in value between the New Debentures and the Old Debentures held by the plaintiffs and interest lost by the plaintiffs on the Old Debentures through maturity on August 26, 2004 as well as costs and reasonable attorney fees. The Company believes that this claim is without merit and intends to defend itself vigorously in this lawsuit, although it cannot give any assurance that this litigation will not have a material adverse effect on the Company’s financial condition, results of operation or liquidity.

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

In addition, World Airways is party to routine litigation and administrative proceedings incidental to its business, none of which is believed by the Company to be likely to have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2004 Annual Meeting of Shareholders of World Airways, Inc. was held on May 6, 2004. A total of 9,220,666 shares were present or represented by proxy at the meeting. They represented approximately 71% of the Company’s outstanding shares.

The individuals named below were elected to a three-year term as Class III Directors:

Name	Votes Received	Votes Withheld
A. Scott Andrews	8,879,987	340,679
Joel H. Cowan	9,139,963	80,703
Randy J. Martinez	9,111,874	108,792

Daniel J. Altobello, John E. Ellington, General Ronald R. Fogleman, Russell L. Ray, Jr., and Peter M. Sontag continued as Directors of the Company as of June 30, 2004.

The World Airways, Inc. Amended and Restated 1995 Stock Incentive Plan was ratified, with 1,844,110 voting for, 1,439,818 shares voting against, 66,182 shares abstaining and 5,870,556 broker non-votes.

The selection of KPMG LLP as the independent certified public accountants and auditor for the Company for the year ending December 31, 2004 was ratified, with 9,138,705 shares voting for, 60,864 shares voting against and 21,097 shares abstaining.

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Exhibits

No.	Description
3.2	Amended and Restated Bylaws effective May 6, 2004.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Amended and Restated Employment Agreement, dated as of May 6, 2004, by and between the Company and Charles H. J. Addison.

99.2	Employment Agreement, dated as of April 26, 2004, by and between the Company and Robert R. Binns.

99.3	Second Amended and Restated Employment Agreement, dated as of May 6, 2004, by and between the Company and Gilberto M. Duarte, Jr.

99.4	First Amended and Restated Employment Agreement, dated as of April 1, 2004, by and between the Company and Jeffrey L. MacKinney.

99.5	Fourth Amended and Restated Employment, dated as of April 1, 2004, by and between the Company and Randy J. Martinez.

99.6	Employment Agreement, dated as of May 3, 2004, by and between the Company and Charles P. McDonald.

(b) Reports on Form 8-K

1.	The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on April 7, 2004 in connection with a press release issued on April 5, 2004, announcing that it had signed a new cargo contract with China Airlines.

2.	The Company furnished a Current Report on Form 8-K with the Securities and Exchange Commission on May 6, 2004 in connection with a press release issued on May 5, 2004, announcing its financial results for the first quarter ended March 31, 2004.

* * * * * * * * * * * * * * *

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 2004

WORLD AIRWAYS, INC.
By:	/s/ Gilberto M. Duarte, Jr.
Gilberto M. Duarte, Jr.
Principal Accounting and Financial Officer