Form 10-Q
period 2004-09-30
WORLD AIRWAYS INC /DE/
filed 2004-11-12
CIK 949240

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2004
or
(    ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Not Applicable
(Former Name, Former Address and Formal Fiscal Year, if Changed Since Last Report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ( X )  No (   )

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes (   )  No ( X )

     The number of shares of the registrant’s Common Stock outstanding on November 1, 2004 was 15,931,905.

WORLD AIRWAYS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets (Unaudited), September 30, 2004 and December 31, 2003	3
Condensed Consolidated Statements of Operations (Unaudited), Three Months Ended September 30, 2004 and 2003	5
Condensed Consolidated Statements of Operations (Unaudited), Nine Months Ended September 30, 2004 and 2003	6
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficiency) (Unaudited),
Nine months ended September 30, 2004	7
Condensed Consolidated Statements of Cash Flows (Unaudited), Nine months ended September 30, 2004 and 2003	8
Notes to Condensed Consolidated Financial Statements	9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures about Market Risk	21
Item 4. Controls and Procedures	21
PART II - OTHER INFORMATION
Item 1. Legal Proceedings	21
Item 6. Exhibits	22

ITEM 1. FINANCIAL STATEMENTS
WORLD AIRWAYS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
(in thousands)
(unaudited)

	September 30,	December 31,
	2004	2003
CURRENT ASSETS
Cash and cash equivalents	$46,994	$30,535
Restricted cash	5,377	23,290
Accounts receivable, less allowance for doubtful accounts of $262 at September 30, 2004 and $196 at December 31, 2003	37,329	31,446
Prepaid expenses and other current assets	6,054	7,721

Total current assets	95,754	92,992

EQUIPMENT AND PROPERTY
Flight and other equipment	84,204	86,346
Less: accumulated depreciation and amortization	49,981	47,382

Net equipment and property	34,223	38,964

LONG-TERM OPERATING DEPOSITS	18,045	17,664
OTHER ASSETS AND DEFERRED CHARGES, NET	6,417	7,681

TOTAL ASSETS	$154,439	$157,301

		(Continued)

WORLD AIRWAYS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
(in thousands except share amounts)
(unaudited)

	September 30,	December 31,
	2004	2003
Current maturities of long-term debt	$—	$18,000
Accounts payable	26,590	28,167
Accrued rent	6,076	9,881
Unearned revenue	4,186	3,546
Accrued maintenance	4,158	2,791
Accrued salaries and wages	17,027	16,957
Accrued taxes	7,890	2,581
Other accrued liabilities	1,994	2,506

Total current liabilities	67,921	84,429

Long-term debt, net of current maturities	54,649	58,534
Deferred gain from sale-leaseback transactions, net of accumulated amortization of $3,986 at September 30, 2004 and $3,137 at December 31, 2003	1,928	2,777
Accrued post-retirement benefits	3,583	3,583
Deferred aircraft and building rent	8,233	16,008

TOTAL LIABILITIES	136,314	165,331

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Preferred stock, $.001 par value (5,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock, $.001 par value (100,000,000 shares authorized; 16,092,498 shares issued and 15,011,255 shares outstanding at September 30, 2004; 12,502,441 shares issued and 11,421,198 outstanding at December 31, 2003)	16	13
Additional paid-in capital	38,530	29,876
Accumulated deficit	(7,564)	(25,062)
Treasury stock, at cost (1,081,243 shares at September 30, 2004 and December 31, 2003)	(12,857)	(12,857)

Total stockholders’ equity (deficiency)	18,125	(8,030)

COMMITMENTS AND CONTINGENCIES
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$154,439	$157,301

See accompanying Notes to Condensed Consolidated Financial Statements

WORLD AIRWAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2004 and 2003
(in thousands except per share data)
(unaudited)

	2004	2003
OPERATING REVENUES
Flight operations	$128,573	$111,038
Other	602	1,256

Total operating revenues	129,175	112,294

OPERATING EXPENSES
Flight	40,600	35,889
Maintenance	19,295	14,368
Aircraft costs	19,498	20,979
Fuel	17,603	18,020
Flight operations subcontracted to other carriers	—	428
Commissions	5,667	4,679
Depreciation and amortization	1,258	1,259
Sales, general and administrative	11,490	10,798

Total operating expenses	115,411	106,420

OPERATING INCOME	13,764	5,874
OTHER INCOME (EXPENSE)
Interest expense	(1,114)	(1,135)
Interest income	141	92
Other, net	(252)	11

Total other expense	(1,225)	(1,032)

EARNINGS BEFORE INCOME TAXES	12,539	4,842
INCOME TAXES	5,485	3,398

NET EARNINGS	$7,054	$1,444

BASIC EARNINGS PER SHARE
Net earnings	$0.54	$0.13

Weighted average shares outstanding	12,956	11,290
DILUTED EARNINGS PER SHARE
Net earnings	$0.31	$0.11

Weighted average shares outstanding	23,674	18,630

See accompanying Notes to Condensed Consolidated Financial Statements

WORLD AIRWAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Nine Months Ended September 30, 2004 and 2003
(in thousands except per share data)
(unaudited)

	2004	2003
OPERATING REVENUES
Flight operations	$372,299	$350,329
Other	1,520	2,239

Total operating revenues	373,819	352,568

OPERATING EXPENSES
Flight	119,107	105,862
Maintenance	57,183	57,051
Aircraft costs	56,595	63,727
Fuel	52,168	58,005
Flight operations subcontracted to other carriers	1,599	653
Commissions	16,798	13,227
Depreciation and amortization	3,819	4,040
Sales, general and administrative	34,759	28,646

Total operating expenses	342,028	331,211

OPERATING INCOME	31,791	21,357
OTHER INCOME (EXPENSE)
Interest expense	(3,903)	(3,537)
Interest income	388	282
Other, net	(1,232)	(2)

Total other expense	(4,747)	(3,257)

EARNINGS BEFORE INCOME TAXES	27,044	18,100
INCOME TAXES	9,546	3,648

NET EARNINGS	$17,498	$14,452

BASIC EARNINGS PER SHARE
Net earnings	$1.46	$1.30

Weighted average shares outstanding	12,013	11,159
DILUTED EARNINGS PER SHARE
Net earnings	$0.78	$0.92

Weighted average shares outstanding	23,802	17,309

See accompanying Notes to Condensed Consolidated Financial Statements

WORLD AIRWAYS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
Nine Months Ended September 30, 2004
(in thousands except share amounts)
(unaudited)

		Additional
	Common	Paid-in	Accumulated	Treasury Stock, at	Total Stockholders’
	Stock	Capital	Deficit	Cost	Equity (Deficiency)
Balance at December 31, 2003	$13	$29,876	$(25,062)	$(12,857)	(8,030)
Amortization of warrants	—	138	—	—	138
Exercise of 1,573,688 stock options	1	1,496	—	—	1,497
Exercise of warrants for 1,021,994 shares	1	2,499	—	—	2,500
Issuance of 994,375 shares for convertible debt	1	3,302	—	—	3,303
Tax benefit of stock option exercises	—	1,219	—	—	1,219
Net earnings	—	—	17,498	—	17,498

Balance at September 30, 2004	$16	$38,530	$(7,564)	$(12,857)	$18,125

See accompanying Notes to Condensed Consolidated Financial Statements

WORLD AIRWAYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2004 and 2003
(in thousands)
(unaudited)

	2004	2003
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$30,535	$20,839
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	17,498	14,452
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	3,819	4,040
Deferred gain recognition	(849)	(849)
Charges related to impairment of property and equipment	1,500	—
Loss on sale of property and equipment	598	188
Tax benefit of stock option exercises	1,219	—
Amortization of warrants and debt issuance costs	1,521	—
Other	(160)	614
Provision for doubtful accounts receivable	66	83
Increase (decrease) in cash and cash equivalents resulting from changes in operating assets and liabilities:
Accounts receivable	(5,949)	(4,289)
Restricted Cash	(87)	(1,085)
Deposits, prepaid expenses and other assets	1,286	(1,977)
Accounts payable, accrued expenses and other liabilities	273	808
Unearned revenue	640	1,897

Net cash provided by operating activities	21,375	13,882

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment and property	(1,205)	(1,762)
Proceeds from disposal of equipment and property	29	18

Net cash used in investing activities	(1,176)	(1,744)

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in line of credit borrowing arrangement, net	—	(223)
Decrease in restricted cash due to repayment of debt	18,000	—
Repayment of debt	(18,000)	—
Proceeds from exercise of stock options	1,497	280
Proceeds from exercise of warrants	2,500	—
Payment of debt issuance costs	(541)	—
Repayment of aircraft rent obligations	(7,196)	(8,418)

Net cash used in financing activities	(3,740)	(8,361)

NET INCREASE IN CASH AND CASH EQUIVALENTS	16,459	3,777

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$46,994	$24,616

See accompanying Notes to Condensed Consolidated Financial Statements

WORLD AIRWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Management believes that all adjustments necessary for a fair statement of results have been included in the unaudited Condensed Consolidated Financial Statements for the interim periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and the results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004.

The Condensed Consolidated Balance Sheet for December 31, 2003 is derived from the Consolidated Financial Statements included in the Company’s 2003 Form 10-K.

These interim period Condensed Consolidated Financial Statements and accompanying footnotes should be read in conjunction with the Consolidated Financial Statements contained in World Airways’ Annual Report on Form 10-K for the year ended December 31, 2003.

•	Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments at December 31, 2003.

Cash and cash equivalents; restricted cash; accounts receivable; accounts payable; and accrued expenses

The carrying value approximates fair value because of the short maturity of these financial instruments.

Long-term Debt

On December 30, 2003, the Company called for redemption $18.0 million of its then outstanding 8.0% Convertible Senior Subordinated Debentures due in 2004 (the “Old Debentures”), with a redemption date of January 28, 2004. The $18.0 million carrying value of these Old Debentures is the principal amount thereof, and approximates the fair value of these financial instruments because of the short period of time to the date fixed for redemption.

The Company closed on its $30.0 million term loan facility on December 30, 2003. Because the term loan closed one day before the Consolidated Balance Sheet date, the carrying value of the term loan (the principal amount thereof) approximates fair value.

Note 7 to the Consolidated Financial Statements in Form 10-K contains information about the carrying value and fair value determination with respect to the Company’s $25.5 million aggregate principal amount of 8.0% Convertible Senior Subordinated Debentures due in 2009 (the “New Debentures”). These New Debentures were recorded at their estimated fair market value of $28.5 million at the time of issuance on December 31, 2003.

•  Long-term Operating Deposits

Long-term operating deposits of $18.0 million at September 30, 2004 consisted of aircraft and engine (flight equipment) deposits of $17.6 million and building and miscellaneous deposits of $0.4 million. At December 31, 2003, long-term operating deposits of $17.7 million consisted of aircraft and engine deposits of $16.2 million and building and miscellaneous deposits of $1.5 million.

2.	Earnings per Share

The following table sets forth the computations of basic and diluted earnings per share (in thousands except per share data):

	Three Months Ended September 30, 2004
	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Earnings available to common stockholders	$7,054	12,956	$0.54

	Three Months Ended September 30, 2004
	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Effect of Dilutive Securities
Warrants	—	1,608
Options	—	1,235
8% convertible debentures	329	7,875

Diluted EPS
Earnings available to common stockholders plus assumed conversions	$7,383	23,674	$0.31

	Three Months Ended September 30, 2003
	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Earnings available to common stockholders	$1,444	11,290	$0.13

Effect of Dilutive Securities
Warrants	—	282
Options	—	2,502
8% convertible debentures	519	4,556

Diluted EPS
Earnings available to common stockholders plus assumed conversions	$1,963	18,630	$0.11

	Nine Months Ended September 30, 2004
	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Earnings available to common stockholders	$17,498	12,013	$1.46

Effect of Dilutive Securities
Warrants	—	1,719
Options	—	1,917
8% convertible debentures	1,060	8,153

Diluted EPS
Earnings available to common stockholders plus assumed conversions	$18,558	23,802	$0.78

	Nine Months Ended September 30, 2003
	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Earnings available to common stockholders	$14,452	11,159	$1.30

Effect of Dilutive Securities
Options	—	1,594
8% convertible debentures	1,541	4,556

Diluted EPS
Earnings available to common stockholders plus assumed conversions	$15,993	17,309	$0.92

3.	Accounting for Stock-Based Compensation

At September 30, 2004, the Company had three stock-based compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net earnings for the quarter and the nine months ended September 30, 2004 and 2003, as all options granted during those periods had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation (in thousands, except per share data):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net earnings, as reported	$7,054	$1,444	$17,498	$14,452
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(183)	(117)	(619)	(415)

Pro forma net earnings	$6,871	$1,327	$16,879	$14,037

Earnings per share
Basic —as reported	$0.54	$0.13	$1.46	$1.30
Basic — pro forma	$0.53	$0.12	$1.41	$1.26
Diluted —as reported	$0.31	$0.11	$0.78	$0.92
Diluted — pro forma	$0.30	$0.10	$0.75	$0.90

The per share weighted-average fair value of stock options granted during the third quarter of 2003 was $2.83 (no stock options were granted during the third quarter of 2004) and for the first nine months of 2004 and 2003 was $3.59 and $0.97, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	3.9%	3.3%	3.8%	3.1%
Expected life (in years)	4.7	5.3	4.7	5.3
Risk-free volatility	82%	112%	82%	112%

4.	Sub-lease Obligation

The Company is obligated under an operating lease for office space at its former headquarters in Herndon, Virginia, through April 2006. The Company received rental income, sufficient to offset its lease expense through March 2002, after which time no rental income was received except for a total of $0.4 million received in the fourth quarter of 2003 and the first quarter of 2004. The Company is currently seeking a new sub-lessee for this office space. The Company reassessed the accrued liability at the end of the third quarter and determined, based on updated information, that the liability should be adjusted to $1.4 million. The fair value of the liability was determined based on the remaining lease rentals, reduced by estimated sublease rentals that can be reasonably obtained for the property. The liability is included in other accrued liabilities on the accompanying consolidated balance sheets. The Company’s total remaining cash obligation at September 30, 2004 under the lease was $2.5 million.

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

The Company’s cockpit crewmembers, who constitute approximately 28% of the Company’s employees and are represented by the International Brotherhood of Teamsters (the “Teamsters”), are subject to a collective bargaining agreement that became amendable June 30, 2003. The Company continued negotiations with the Teamsters during the third quarter of 2004, under the auspices of the National Mediation Board.

6.	TM Travel Services, Inc.

The Company entered into a contract with TM Travel Services, Inc. (“TM Travel”) in September 2003, to provide air services between Honolulu, Hawaii, and Las Vegas, Nevada. From the inception of the program, TM Travel did not meet its financial obligations to the Company on a timely basis. In March 2004, the Company and TM Travel entered into an agreement that would have enabled TM Travel to become current in its payments. However, TM Travel failed to make any of these rescheduled payments. Further, the Company was advised by the Department of Transportation (“DOT”) that it was not going to renew TM Travel’s public charter prospectus beyond May 2, 2004. The DOT required World Airways to operate all scheduled flights through that date. In the first and second quarters of 2004, the Company recorded $0.8 million and $1.7 million, respectively, in bad debt expense related to TM Travel. In connection with this program, the Company issued a $1.0 million letter of credit, which was cash collateralized and is part of the Company’s restricted cash on the accompanying consolidated balance sheets. This letter of credit was provided to an insurance company to support surety bonds issued to the DOT and the State of Hawaii. These bonds were necessary for TM Travel to qualify as a public charter operator. No monies were drawn from the two surety bonds, and they expired in July 2004. The Company believes that the letter of credit should be cancelled in the first quarter of 2005.

7.	Post-Retirement Health Care Benefits Plan

World Airways’ cockpit crewmembers and eligible dependents are covered by a post-retirement health care benefits plan. A summary of the net periodic post-retirement benefit costs for the three and nine months ended September 30 is as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Service cost	$95	$78	$285	$234
Interest cost	61	59	183	177
Net amortized loss	3	3	9	9

Net periodic post-retirement benefit cost	$159	$140	$477	$420

The Company anticipates that it will contribute approximately $115,000 to fund its health care obligations in 2004. As of September 30, 2004, $91,000 of contributions have been made.

8.	Convertible Senior Subordinated Debentures

In the December 31, 2003 Consolidated Balance Sheet included in the Company’s 2003 Form 10-K, the Company recorded a beneficial conversion feature of $1.4 million in connection with the issuance of new 8.0% Convertible Senior Subordinated Debentures (the “New Debentures”) as a reduction to long-term debt. This amount was calculated as the excess of the fair value of the common stock of $3.37 per share over the stated conversion price of $3.20 per share, multiplied by the 7,982,813 shares to be issued if all New Debentures were converted. The Company has subsequently determined that the stated conversion price in the New Debentures agreement should have been adjusted to an “effective” conversion price, which is $3.57 per share rather than the stated conversion price of the New Debentures. This amount was calculated by taking the recorded $28,534,000 fair value of the New Debentures divided by 7,982,813 shares. Therefore, the conversion feature was not “in the money” and no beneficial conversion feature existed. Management has determined that this did not cause the Company’s Consolidated Financial Statements for the year ended December 31, 2003, or the quarters ended March 31, 2004 and June 30, 2004, taken as a whole, to be materially misleading.

The balance sheet impact of the correction has been recorded as a retroactive reclassification to reduce additional paid-in-capital and increase long-term debt by $1.4 million on the December 31, 2003 Condensed Consolidated Balance Sheets included herein. Further, the Condensed Consolidated Statement of Operations for the quarter ended September 30, 2004 includes an adjustment to reduce interest expense by $112,000, which represents the cumulative impact of this correction. Management does not believe that the impact of this correction is material to the quarter ended September 30, 2004.

9.	Term Loan Guarantee Fees

On December 30, 2003, the Company closed on a $30.0 million term loan of which $27.0 million is guaranteed by the Air Transportation Stabilization Board (“ATSB”) and $3.0 million is guaranteed by a third party. The Company is required to pay semi-annual guarantee fees to the ATSB and the third party, as was previously disclosed in its financial statements for the year ended December 31, 2003. The Company previously recorded the guarantee fee expense to Other, net within the Condensed Consolidated Statement of Operations. The Company has reclassified the guarantee fee expense to interest expense within the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2004.

10.	Legal Proceedings

A claim has been filed in the 19th Civil Court District Court, Frankfurt, Germany, against the Company by a tour operator seeking approximately $4.2 million in compensation related to the cancellation of a summer program in 1996. The court determined that the Company is 75% responsible for the cancellation of the program. A hearing on damages, initially set for October 22, 2004, has been postponed until early 2005 by mutual consent of the parties. The Company’s counsel met with plaintiff’s counsel in September 2004 to discuss the extent to which plaintiff may be able to establish damages, if any. Those discussions are ongoing. The Company believes it has substantial defenses to this action, although no assurance can be given of the eventual outcome of this litigation. The Company reserved $0.8 million for this litigation in the third quarter 2004, based on documentation of expenses for displaced passengers. However, because the process is ongoing, the total potential exposure to World Airways cannot yet be determined.

Miami-Dade County is currently investigating and remediating various environmental conditions at the Miami International Airport (MIA). During the second quarter of 2001, the County filed a lawsuit against 17 defendants, which does not currently include World Airways, in an attempt to recover its past and future clean-up costs. This claim has been filed in the Florida Circuit Court for the 11th Judicial District in Dade County Florida. In addition to the 17 parties named in the lawsuit, 243 other agencies and companies that were prior tenants at MIA (potentially responsible parties or “PRP’s”), including World Airways, were issued letters advising of the lawsuit and indicating that any PRP’s could be named as additional defendants in the future depending upon a determination as to the levels of contamination and the extent to which any PRP may have contributed to any alleged contamination. At this point certain PRP’s, including World Airways, have joined a joint defense group to respond to the County’s inquiries and investigation of the PRP’s. This group is conducting preliminary investigations of the site in question to determine each PRP’s potential exposure. This process is ongoing and the potential exposure of World Airways has yet to be determined.

In January 2004, ten purported class action complaints (six in the United States District Court for the Eastern District of New York, one in the United States District Court for the Southern District of New York, one in the Superior Court of DeKalb County, Georgia, one in the United States District Court for the Northern District of New Jersey and one in the United States District Court for the Northern District of Illinois) and three individual complaints (all in the United States District Court for the Eastern District of New York), and twelve small claims actions (one in California, two in New Jersey, one in Georgia and eight in New York) were filed against the Company arising out of the discontinuance of charter flights upon the expiration of the Company’s obligation to provide services under an air services agreement. Seven of the eight small claims actions in New York were settled for a total of $14,000 (or $2,000 per plaintiff). The purported class action cases were consolidated for discovery purposes into the Eastern District of New York. The Company had operated the charter flights between cities in the United States and Lagos, Nigeria for Ritetime Aviation and Travel Services, Inc. (“Ritetime”). The Company’s obligation to perform air services for Ritetime ended with the last chartered flight on December 30, 2003. From the allegations made by the various plaintiffs, it appears that Ritetime continued to sell tickets to passengers for flights purportedly scheduled to depart after the expiration of the Company’s contractual obligations for air services. The plaintiffs purport to act for themselves and on behalf of other persons who held tickets issued by Ritetime for the non-contracted flights. Ritetime is also named as a defendant in each of these lawsuits. The plaintiffs seek compensatory, punitive and/or treble damages and costs and expenses, including attorneys fees, based on various legal theories including breach of contract, fraud, negligent misrepresentation, unjust enrichment, illegal/excess tax and violations of U.S. federal laws and regulations governing air transportation and of the Federal Racketeer Influenced and Corrupt Organization Statute. The Company’s insurance carrier has responded and assumed the defense of these cases and conditional indemnification. During March 2004, Ritetime filed a Demand to Arbitrate in Peachtree City, Georgia, and subsequently the Company responded and filed a counterclaim. The Company believes that the allegations against it are without merit and intends to vigorously defend itself in these lawsuits, although it cannot give any assurance that these lawsuits will not have a material adverse effect on the Company’s financial condition, results of operations or liquidity. The Department of Transportation (“DOT”) is investigating this matter and the Company is negotiating the terms of a settlement with the DOT, without however admitting or denying any allegations, which settlement the Company believes will not be material to the Company’s financial condition, results of operations or liquidity.

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

On August 15, 2004, Seymour Licht filed suit in the court of Chancery of the State of Delaware alleging that the Company violated Delaware laws by counting his abstention votes on his proxy at the Company’s 2004 Annual Shareholders’ Meeting as a “no.” He seeks to set the 2004 elections aside and to force the Company to hold new elections. The Company believes that this claim is without merit and intends to vigorously defend itself in this lawsuit, although it cannot give any assurance that this litigation will not have a material adverse effect on the Company’s financial condition, results of operation or liquidity.

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

The Financial Accounting Standards Board (“FASB”) issued a revised FASB Interpretation No. 46 (“FIN 46R”), Consolidation of Variable Interest Entities, which took effect in the first quarter of 2004. The Company currently does not have any interests in variable interest entities.

OVERVIEW

General

For the third quarter of 2004, the Company’s operating income was $13.8 million compared to $5.9 million for the same period in 2003, an improvement of $7.9 million. Net earnings for the 2004 third quarter were $7.1 million compared to $1.4 million for the third quarter of 2003, an increase of $5.7 million.

The following table provides statistical data, used by management in evaluating the operating performance of the Company, for the quarters ended September 30, 2004 and 2003.

	Quarter Ended September 30,
	2004		2003
Block hours:
Full service passenger	6,950	55%	5,842	59%
Full service cargo	29	0%	1,440	14%
ACMI passenger	1,376	11%	1,140	11%
ACMI cargo	4,100	32%	1,359	14%
Miscellaneous	316	2%	214	2%

Total	12,771	100%	9,995	100%

Operating aircraft at quarter-end	16		17
Average aircraft per day	16.0		17.0
Average daily utilization	8.7		6.4
(block hours flown per day per aircraft)

For the first nine months of 2004, the Company’s operating income was $31.8 million compared to $21.4 million for the same period in 2003, while the Company’s net earnings were $17.5 million compared to $14.5 million. The Company recorded income tax expense of $9.5 million in the first nine months of 2004, compared to $3.6 million for the comparable period of last year. The Company utilized all of its unrestricted federal net operating loss carry-forwards in 2003.

The following table provides statistical data, used by management in evaluating the operating performance of the Company, for the nine months ended September 30, 2004 and 2003.

	Nine Months Ended September 30,
	2004		2003
Block hours:
Full service passenger	20,678	59%	16,491	50%
Full service cargo	697	2%	8,084	25%
ACMI passenger	3,746	11%	3,304	10%
ACMI cargo	9,184	26%	4,347	13%
Miscellaneous	807	2%	707	2%

Total	35,112	100%	32,933	100%

Operating aircraft at quarter-end	16		17
Average aircraft per day	16.0		16.7
Average daily utilization	8.0		7.2
(block hours flown per day per aircraft)

For 2004, the Company expects to:

•	be profitable in the fourth quarter and for a third consecutive year;

•	further diversify the revenue mix by adding more commercial customers;

•	on a per block hour basis, hold flat or reduce major cost categories (flight, maintenance, fuel and aircraft costs); and

•	work on concluding a new collective bargaining agreement with its pilots.

Significant Customer Relationships

The Company is highly dependent on revenues from the U.S. Air Force (“USAF”). The loss of the USAF as a customer would have a material adverse effect on the Company. The Company’s largest customers, and the percent of revenues from those customers, for the quarter and nine months ended September 30, 2004 and 2003, are as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
USAF	75.2%	70.8%	78.0%	77.0%
Ritetime Aviation and Travel Services	—%	8.8%	—%	3.4%
Sonair Serviceo Aereo	5.3%	6.4%	5.6%	5.9%
Menlo Worldwide (formerly Emery Air Freight Corporation)	5.9%	5.8%	4.7%	5.6%
Eva Airways	3.8%	—%	3.3%	—%

RESULTS OF OPERATIONS

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Operating Revenues. Revenues from operations increased $16.9 million, or 15.0%, to $129.2 million in the third quarter of 2004 from $112.3 million in the third quarter of 2003. The Company reported significant growth in military passenger flying for the USAF as well as commercial cargo ACMI flying, offset by reductions in military cargo revenues for the USAF and commercial passenger full-service flying. Two key variables that impact the amount of operating revenues are listed below:

	Quarter Ended September 30,
	2004	2003	Difference	% Change
Total block hours	12,771	9,995	2,776	27.8%
Yield per block hour	$10,115	$11,235	$(1,120)	-10.0%

Operating Expenses. Total operating expenses increased $9.0 million to $115.4 million for the third quarter of 2004, compared to $106.4 million for the comparable quarter in 2003. Below is information on the Company’s operating expense per block hour:

	Quarter Ended September 30,
	2004	2003	Difference	% Change
Operating expense per block hour	$9,037	$10,647	$1,610	15.1%

Flight expenses include all costs related directly to the operation of the aircraft other than maintenance, aircraft rent, insurance and fuel. Also included are expenses related to flight dispatch and flight operations administration. Flight operations expenses increased $4.7 million, or 13.1%, to $40.6 million in the third quarter of 2004 compared to $35.9 million in the same period of 2003. Flight costs were higher primarily due to increases in the following areas:

•	$3.5 million in pilot and flight attendant costs;

•	$0.9 million in flight communication costs; and

•	$0.4 million in catering costs.

The higher flight expenses are directly attributable to an overall increase in total block hours, as well as a 19.2% increase in flight attendant block hours.

Maintenance expenses increased $4.9 million, or 34.3%, to $19.3 million in the third quarter of 2004 compared to $14.4 million in the same period of 2003. In the third quarter of 2004, the Company had $2.4 million higher scheduled engine and thrust reverser overhauls and $1.6 million for higher maintenance reserve expenses related to the increase in block hours. The Company recorded a $1.5 million charge related to asset impairment of DC-10 aircraft parts. The Company now has surplus DC-10 aircraft parts caused by a decrease in the Company’s fleet of DC-10s from eight to five aircraft through September 30, 2004. In addition, another DC-10 aircraft will be returned in the fourth quarter of 2004 and two DC-10s are planned for return during the first half of 2005. The Company anticipates that the surplus parts will be consigned for sale at market rates starting in the fourth quarter of 2005.

Aircraft costs, which include aircraft rent and insurance, decreased $1.5 million, or 7.1%, to $19.5 million in the third quarter of 2004 compared to $21.0 million in the third quarter of 2003. This decrease was due to the restructuring of several MD-11 leases, as well as the return of two expensive DC-10 cargo aircraft in the first half of 2004. This decrease was partially offset by aircraft rent associated with an additional MD-11 passenger aircraft under a power-by-the-hour operating lease.

Fuel expenses decreased $0.4 million, or 2.3%, to $17.6 million in the third quarter of 2004 from $18.0 million in the third quarter of 2003. Fuel expense decreased due to less full service, and more ACMI, flying in the third quarter of 2004 compared to the same period in 2003. Fluctuations in the price of fuel did not have a significant impact in the third quarter of 2004 because the Company’s contracts with its customers covered 94% of fuel purchased and thereby limited the Company’s exposure to increases in fuel prices.

Commissions increased $1.0 million to $5.7 million in the third quarter of 2004, compared to $4.7 million in the third quarter of 2003. This increase was directly related to the higher military revenue in the third quarter of 2004 compared to the same period in 2003.

Sales, general and administrative expenses (“SG&A”) increased $0.7 million, or 6.4%, to $11.5 million in the third quarter of 2004 compared to $10.8 million in the same quarter of 2003. The increase was primarily due to higher wages as well as medical and workers’compensation insurance expense. The remainder of the variance is spread over a number of different account categories.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Operating Revenues. Revenues from operations increased $21.2 million, or 6.0%, to $373.8 million in 2004 from $352.6 million in 2003. The Company reported significant growth in passenger military flying for the USAF as well as commercial cargo ACMI flying, offset by reductions in military cargo revenues for the USAF and commercial cargo and passenger full-service flying. Two key variables that impact the amount of operating revenues are listed below:

	Nine Months Ended September 30,
	2004	2003	Difference	% Change
Total block hours	35,112	32,933	2,179	6.6%
Yield per block hour	$10,647	$10,706	$(59)	-0.6%

Operating Expenses. Total operating expenses increased $10.8 million to $342.0 million in 2004, compared to $331.2 million for the comparable period in 2003. Below is information on the Company’s operating expense per block hour:

	Nine Months Ended September 30,
	2004	2003	Difference	% Change
Operating expense per block hour	$9,741	$10,057	$316	3.1%

Flight expenses include all costs related directly to the operation of the aircraft other than maintenance, aircraft rent, insurance and fuel. Also included are expenses related to flight dispatch and flight operations administration. Flight operations expenses increased $13.2 million, or 12.5%, to $119.1 million in the first nine months of 2004 compared to $105.9 million in the same period of 2003. Flight costs were higher primarily due to increases in the following areas:

•	$7.7 million in flight attendant costs;

•	$4.0 million in cockpit crew costs; and

•	$1.9 million in catering costs.

The higher flight costs are directly attributable to increased military passenger flights. In addition, there were pilot and flight attendant headcount increases in 2004 compared to 2003.

Maintenance expenses stayed level at $57.2 million in 2004 compared to $57.1 million in the same period of 2003. In the first nine months of 2004, the Company had decreases in the following areas:

•	$2.4 million in MD-11 engine overhaul expense;

•	$1.3 million credit for aircraft insurance recoveries related to repair costs that were previously expensed;

•	$1.3 million in lower aircraft parts rental; and

•	$1.2 million in MD-11 landing gear overhaul expense.

These decreases were offset by higher expenses related to:

•	$1.6 million for higher maintenance reserve payments;

•	$1.5 million for asset impairment related to DC-10 aircraft parts;

•	$1.3 million in mechanics’ wages and personnel costs;

•	$1.2 million for thrust reverser overhauls; and

•	$0.5 million for engine changes.

Aircraft costs, which include aircraft rent and insurance, decreased $7.1 million, or 11.2%, to $56.6 million in 2004 compared to $63.7 million in the same period of 2003. This decrease was due to the restructuring of several MD-11 leases, as well as the return of two expensive DC-10 cargo aircraft in the first half of 2004. This decrease was partially offset by aircraft rents associated with two additional MD-11 passenger aircraft. One aircraft was added at the end of the first quarter of 2003, and the other was added later in the year; both are under power-by-the-hour operating leases.

Fuel expenses decreased $5.8 million, or 10.1%, to $52.2 million in 2004 from $58.0 million in 2003. The decrease was primarily due to the lower military cargo block hours, compared to the previous year, coupled with the fact that military cargo hours are contractually set at a higher rate per gallon. Fluctuations in the price of fuel did not have a significant impact in the first nine months of 2004 because the Company’s contracts with its customers covered 95% of fuel purchased and thereby limited the Company’s exposure to increases in fuel prices.

Commissions increased $3.6 million, or 27.0%, to $16.8 million in 2004, compared to $13.2 million in the same period of 2003. This increase was due to more military flying in 2004. In addition, in 2003, the Company was not required to pay commissions on USAF missions flown under the CRAF activation order.

SG&A increased $6.2 million, or 21.3%, to $34.8 million in the first nine months of 2004 compared to $28.6 million in the same period of 2003. The increase was primarily due to:

•	$2.5 million of bad debt expense associated with air services provided to TM Travel (see Note 6 of “Notes to the Condensed Consolidated Financial Statements”);

•	$2.5 million higher wages and benefits due to:

-	July 2003 salary increases;

-	increased headcount;

-	higher worker’s compensation expense; and

-	additional medical claims paid or accrued for administrative employees.

•	$0.9 million of personnel costs primarily associated with contractual obligations arising from the retirement of the Company’s former Chairman/CEO on May 6; and

•	$0.5 million higher professional fees.

These increases were partially offset by the $0.6 million credit associated with a reduction in the accrued liability related to costs of exiting the former office space in Herndon, Virginia. The remainder of the variance is spread over a number of different account categories.

The Company recorded $9.5 million of income tax expense in the first nine months of 2004, compared to $3.6 million in the same period of 2003. The Company utilized all of its unrestricted federal net operating loss carry-forwards in 2003. The Company’s current estimated annual effective tax rate for 2004 is approximately 35.0%, and this rate differs from statutory rates due primarily to utilization of net operating loss carry-forwards and a corresponding reduction in the deferred tax asset valuation allowance. The Company had used an estimated effective tax rate of 28.0% for the first six months of 2004.

LIQUIDITY AND CAPITAL RESOURCES

The Company is highly leveraged. At September 30, 2004, the Company’s current assets were $95.8 million and its current liabilities were $67.9 million. The ratio of the Company’s current assets to its current liabilities (“current ratio”) was 1.4:1.

The September 30, 2004 balance of cash and cash equivalents was $47.0 million compared to $30.5 million at December 31, 2003. Restricted cash was $5.4 million at September 30, 2004, which consisted of $4.7 million for letters of credit that had to be collateralized and $0.7 million of prepayments from customers for flights that are scheduled to be flown within 30 days of the balance sheet date. Included in the restricted cash balance is a $1.0 million letter of credit which was issued on behalf of TM Travel and provided to an insurance company to support surety bonds issued to the Department of Transportation (“DOT”) and the State of Hawaii. The DOT advised the Company that it was not going to renew TM Travel’s public charter prospectus beyond May 2, 2004. The surety bonds had been necessary for TM Travel to qualify as a public charter operator. No monies were drawn from the two surety bonds, and they expired in July 2004. The Company believes that the letter of credit should be cancelled in the first quarter of 2005. See Note 6 of “Notes to the Condensed Consolidated Financial Statements”.

In August 2004, International Lease Finance Corporation (“ILFC”) exercised warrants to purchase 1,000,000 shares of Common Stock at $2.50 per share. In addition, the Air Transportation Stabilization Board (“ATSB”) exercised its corresponding warrants to purchase 111,111 shares, and pursuant to the net exercise provisions of the warrants, received 21,994 shares of the Company’s Common Stock.

In September 2004, a bondholder converted $3,182,000 principal amount of the Company’s 8.0% convertible senior subordinated debentures due December 2009 (the “New Debentures”) into 994,375 shares of Common Stock. Following this conversion, the Company had $22,363,000 principal amount of debentures remaining outstanding at September 30, 2004. In November 2004, certain bondholders converted an additional $2,916,000 principal amount of the New Debentures into 911,250 shares of Common Stock. Following these conversions, the Company has $19,447,000 principal amount of New Debentures remaining outstanding. These conversions will reduce the Company’s interest expense going forward by $0.5 million annually.

The Company has significant long-term obligations relating to operating leases for aircraft and spare engines. In 2002 and 2001, the Company paid amounts less than its original contractual aircraft rent obligations under agreements with its lessors that amended the terms of the original aircraft lease agreements to provide for the repayment of the unpaid contractual rent obligations. At September 30, 2004, the accrual for unpaid contractual aircraft rent obligations was $1.7 million and is included as accrued rent in the current liabilities section of the Consolidated Balance Sheets. During the second quarter of 2004, the Company repaid approximately $7.2 million of this liability based on 2003 net earnings. The Company anticipates that the remaining balance of this obligation in the amount of $1.7 million will be repaid in fiscal 2005.

Due to its high financial leverage, the Company has the following restrictions:

•	The Company is limited in its ability to obtain additional financing. Its indebtedness outstanding under its $30.0 million term loan supported by a $27.0 million guarantee issued by the Air Transportation Stabilization Board (the “ATSB Loan”) is secured by substantially all of the Company’s assets. In addition, the ATSB Loan contains restrictive provisions that require prepayments in the event the Company sells any significant assets,

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

Although there can be no assurances, World Airways believes that the combination of its existing contracts and additional business, that it expects to obtain, along with its existing cash, and financing arrangements, will be sufficient to allow the Company to meet its cash requirements related to operating and capital requirements through 2005.

Cash Flows from Operating Activities

Operating activities provided $21.4 million in cash during the nine months ended September 30, 2004 compared to providing $13.9 million for the comparable 2003 period. The cash provided in the 2004 period principally reflects the $17.5 million net earnings, a $2.1 million increase in cash due to changes in other operating assets and liabilities, and net non-cash statement of operations charges of $7.7 million, offset by a $5.9 million increase in accounts receivable. The cash provided in the 2003 period principally reflects the $14.5 million net earnings, offset by a $4.3 million increase in accounts receivable, less a $0.4 million decrease in cash due to changes in other operating assets and liabilities, and net non-cash statement of operations charges of $4.1 million.

Cash Flows from Investing Activities

Investing activities used $1.2 million in the first nine months of 2004 compared to using $1.7 million in the comparable period of 2003. In both 2004 and 2003, cash was used for the purchase of rotable spare parts and other fixed assets.

The Company’s capital expenditures for 2004 are expected to be approximately $2.0 million, principally for the purchase of aircraft related assets, which it expects to finance from working capital.

Cash Flows from Financing Activities

Financing activities used $3.7 million in cash for the nine months ended September 30, 2004, which was primarily due to $7.2 million for the repayment of contractual aircraft rent obligations to a lessor, offset by $2.5 million of proceeds related to the exercise of warrants and $1.5 million of proceeds related to the exercise of stock options. For the nine months ended September 30, 2003, financing activities used $8.4 million, which was primarily due to the repayment of contractual aircraft rent obligations.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the quarter ended September 30, 2004. Based on that evaluation, (i) the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the quarter ended September 30, 2004 have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and (ii) no changes in the Company’s internal control over financial reporting were identified as having occurred during the quarter ended September 30, 2004, that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting. The Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

PART II

ITEM 1. LEGAL PROCEEDINGS

The information required by this Item is incorporated by reference to Note 10 to the Condensed Consolidated Financial Statements included elsewhere herein.

ITEM 6. EXHIBITS

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

Date: November 12, 2004

WORLD AIRWAYS, INC.
By:	/s/ Gilberto M. Duarte, Jr.
Gilberto M. Duarte, Jr.
Principal Accounting and Financial Officer