Form 10-K
period 2004-12-31
WORLD AIR HOLDINGS, INC.
filed 2005-03-31
CIK 949240

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number 0-26582
World Air Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-2121036
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

The HLH Building, 101 World Drive, Peachtree City, GA (Address of principal executive offices)	30269 (Zip Code)
Registrant’s telephone number, including area code:
(770) 632-8002
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

NONE
Securities registered pursuant to Section 12(g) of the Act:
Common Stock ($.001 par value)
(Title of Class)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as described in Exchange Act Rule 12b-2).     Yes ☐          No ☑
      Aggregate market value of Common Stock held by non-affiliates as of June 30, 2004 was approximately $42,617,000.
      As of the close of business on March 30, 2005, 23,510,452 shares of Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of World Air Holdings, Inc.’s Notice of Annual Stockholder’s Meeting and Proxy Statement, to be filed within 120 days after the end of the registrant’s fiscal year, are incorporated by reference into Part III of this Report.

WORLD AIR HOLDINGS, INC.
2004 ANNUAL REPORT ON FORM 10-K

      Throughout this Annual Report, all references to the “Company,” “World Air Holdings,” “we,” “us” and “our” refer to World Air Holdings, Inc., a Delaware corporation, and its wholly-owned subsidiaries, including, but not limited to, World Airways, Inc., a Delaware corporation (“World Airways”), unless otherwise indicated or the context otherwise requires.
PART I

Item 1.	Business
      Effective January 10, 2005, World Airways, Inc. was reorganized into a holding company structure, which was effected through a merger conducted pursuant to Section 251(g) of the General Corporation Law of the State of Delaware, which does not require stockholder approval. The charter and bylaws of World Air Holdings are the same as the previous charter and bylaws of World Airways, and the directors of World Air Holdings are the same as the directors of World Airways. All of the outstanding shares of common stock of World Airways have been converted on a share-for-share basis into shares of common stock of World Air Holdings (the “Common Stock”), and all stockholders of World Airways became stockholders of World Air Holdings through a non-taxable transaction. Stock certificates representing shares of common stock of World Airways are deemed to represent shares of Common Stock of World Air Holdings until exchanged in the ordinary course as a result of transfers for stock certificates bearing the name of World Air Holdings. The principal executive offices of World Air Holdings are located in The HLH Building, 101 World Drive, Peachtree City, Georgia 30269, and the Company’s telephone number is (770) 632-8002.
      The accompanying consolidated financial statements include the accounts of World Air Holdings and its wholly owned subsidiaries, World Airways and World Risk Solutions, Ltd. (“World Risk Solutions”). World Airways Parts Company, LLC is a wholly-owned subsidiary of World Airways.
      World Airways was organized in March 1948 and is a U.S. certificated air carrier. Airline operations account for 100% of World Air Holdings’ operating revenue. World Airways provides long-range passenger and cargo charter and wet lease air transportation, serving the U.S. Government, international passenger and cargo air carriers, tour operators, international freight forwarders and cruise ship companies. As of December 31, 2004, the Company operated twelve MD-11 and four DC-10-30 aircraft.
      World Risk Solutions, a Bermuda corporation, was formed in November 2004 to improve risk management operations and to provide additional opportunities for growth. We believe it will initially provide certain insurance cost savings, enhanced risk management programs and better loss control practices to the Company. All significant risks of loss are reinsured by large third party insurance companies. Management has elected to report World Risk Solutions as a taxable entity in the United States.
      The Company desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”). This Annual Report contains forward looking statements that are subject to risks and uncertainties including, but not limited to, those set forth under “Risk Factors” below or detailed from time to time in the Company’s periodic reports filed with the Securities and Exchange Commission (which reports are available from the Company upon request). These various risks and uncertainties may cause the Company’s actual results to differ materially from those expressed in any of the forward looking statements made by, or on behalf of, the Company in this Annual Report.
Available Information
      The Company makes its annual reports on Form 10-K, quarterly reports on Form  10-Q, current reports on Form 8-K, and amendments to reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, available free of charge under the Investor Relations page on its website, www.worldairways.com, as soon as reasonably practicable after such reports are electronically filed with the Securities and Exchange Commission. In addition, the Company’s Code of Ethics for Chief Executive and Senior Financial Officers, which applies to the Company’s principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions, is posted on the Company’s website. The Company will disclose any amendments to, or waivers of, this Code of Ethics on its website.
Recent Developments
      In March 2005, World Airways signed an ACMI (aircraft costs excluding fuel, crew, maintenance and insurance) contract to provide MD-11 freighter service for Thai Air Cargo, a recently formed joint venture between Thailand’s Commercial Transport International Group (“CTI”) and Qantas Airways Ltd., beginning in June 2005. World Airways will operate an MD-11 freighter aircraft between Thailand and markets in Southeast Asia, China and Europe under a one-year contract valued at approximately $22 million, with an option for a second year renewal. CTI was founded in 1997, and has developed into Thailand’s leading trade logistics facilitator, covering the full range of freight transport services, customs brokerage and warehousing facilities. With the establishment of the Thai Air Cargo airline, CTI is further integrating its services in the chain of physical distribution of goods, to also include air transportation.
      Also in March 2005, World Airways signed a two-year ACMI contract with Air Canada for international cargo service between Toronto, Canada and several cities in Asia, and between Toronto and Europe. Under this agreement, World Airways will operate an MD-11 freighter aircraft for Air Canada beginning May 2005, under a contract valued at approximately $44 million.
      In February 2005, the Company issued notice to the holders of its outstanding 8.0% Convertible Senior Subordinated Debentures due in 2009 (the “Debentures”), which were issued on December 30, 2003, that it had elected to redeem for cash all of the outstanding Debentures on March 24, 2005 (the “Redemption Date”), as the Company met the conditions for redemption. The holders of the Debentures had until the close of business on March 22, 2005 to exercise their conversion rights at a conversion price of $3.20 per share plus accrued and unpaid interest to the Redemption Date. All of the outstanding Debentures were converted by March 22, 2005. The annual interest expense reduction due to the combination of prior conversions and the redemption will total $2 million. Stockholders’ equity will increase $18.7 million in the first quarter of 2005 as a result of these conversions.
      In January 2005, The Boeing Company exercised warrants for one million shares of the Company’s Common Stock at an exercise price of $2.50 per share. The warrants were issued by the Company pursuant to amendments to lease agreements in 1999, and had an expiration date of March 29, 2005. Stockholders’ equity will increase $2.5 million in the first quarter of 2005 as a result of this exercise.
      In January 2005, the Company signed an ACMI contract with Menlo Worldwide to operate two DC-10 cargo aircraft through 2005 with round trips between Dayton, Ohio and Brussels, Belgium, as well as between Dayton and Los Angeles, California. The contract value for this service is estimated at approximately $22 million. The Company has been flying for Menlo (formerly Emery Worldwide) since 1998.
      In January 2005, World Airways signed a two-year ACMI contract with EVA Airways, valued at approximately $116 million. This is the largest commercial contract in World Airways’ 57-year history. Cargo service will be provided with three MD-11 freighter aircraft between Taipei, Taiwan and the United States on a staggered schedule beginning in March 2005. World Airways has been flying for EVA Airways since March 2004, operating round-trip cargo service with one MD-11 aircraft from Taipei to Los Angeles and Chicago.
      Also in January 2005, World Airways signed an agreement extending passenger service for a fifth year to June 2005 with Sonair Servicio Aereo (“Sonair”), valued at more than $29 million. The new contract extension also includes two one-year renewal options that could further extend the relationship to June 2007 and provide a total of approximately $85 million in revenue over the three-year term. The “Houston Express” provides non-stop, round-trip passenger service between Houston, Texas and Luanda, Angola. The service is the result of a collaborative effort between Sonair and the United States Africa Energy Association (“USAEA”). The flights provide exclusive nonstop travel for USAEA members.
      World Airways’ cockpit crewmembers are represented by the International Brotherhood of Teamsters (the “Teamsters”) and are subject to a collective bargaining agreement that became amendable June 30, 2003. In December 2003, World Airways announced that it would begin negotiations with the cockpit crewmembers in January 2004. It was also announced that the Teamsters had requested mediation services from the National Mediation Board (the “NMB”). Following three days of negotiations in January 2004, World Airways and representatives of the Teamsters reached a tentative agreement for a contract extension. However, on February 27, 2004, World Airways received notification that the tentative agreement was not ratified by a majority of the Teamsters members. Negotiations with the Teamsters resumed at various times during 2004, and negotiations will continue in 2005 under the auspices of a federal mediator.
      In the fourth quarter of 2004, World Airways signed lease agreements for two MD-11 freighter aircraft, which will be delivered in the second quarter of 2005. These lease agreements have a five-year term, and the aircraft will be used to service the EVA Airways’ contract. World Airways is also exploring options to secure another DC-10 freighter aircraft to be used primarily as a backup for the Company’s existing cargo operation, although the availability of suitable aircraft is very limited.
      World Airways initiated installation of a customized satellite-based ground-to-air/air-to-ground global messaging and data services system during the first quarter of 2005. The new APEX system should be installed on all MD-11 aircraft by the end of the current calendar year and on the DC-10 fleet during the first quarter of 2006. The APEX System will facilitate real-time data and voice communications with the Company’s aircraft and personnel anywhere in the world, while reducing communication expenses.
      In a February 6, 2004 press release, World Airways announced its intention to introduce two Boeing 767-300ER passenger aircraft to its fleet in the fourth quarter of 2004. These new aircraft were intended to replace two DC-10 passenger aircraft that were scheduled to be returned to their lessors in 2004. World Airways executed commitment letters for these aircraft during the second quarter of 2004. However, following a thorough financial and competitive due diligence study, World Airways decided to cancel the inception of the 767 aircraft. The deposits that World Airways had supplied to the potential lessor were returned upon cancellation of the letters of intent at no loss to the Company.
Overview & Operating Environment
      The Company’s core customers are the United States Air Force (“USAF”) Air Mobility Command (“AMC”), freight operators, freight forwarders, cruise ship companies, tour operators and international airlines. The Company increases its potential customer base by being able to serve both passenger and cargo customers with its aircraft fleet. No other U.S. charter airline flying wide-body aircraft serves both the passenger and cargo markets. The Company can respond to rapidly changing market conditions and requirements because its fleet of passenger aircraft can be deployed in a variety of configurations.
      The Company’s operating philosophy is to build on its existing relationships to achieve a strong platform for future growth while at the same time expanding its commercial passenger and cargo business. The Company’s strategy is based, first and foremost, upon providing the highest level of service to its customers, thereby maintaining and expanding the amount of business being done with existing customers. Marketing efforts focus on the expansion of commercial passenger and cargo business.
      Contracts that require the Company to supply aircraft costs excluding fuel, crew, maintenance, and insurance are called “ACMI” or “wet leases”, and the Company’s customers are responsible for other operating costs, including fuel. “Full service” contracts are those under which, in addition to ACMI costs, the Company is responsible for most other costs associated with flight operations, including landing fees, ground handling and fuel. Fluctuations in the price of fuel have not had a significant impact on the Company’s operations because, in general, the Company’s contracts with its customers cover 95% of fuel purchased, which therefore limits the Company’s exposure to increases in fuel prices. In 2004, full service and ACMI contracts represented 82% and 18% of total operating revenue, respectively. By comparison, full service contracts in 2003 represented 86% of total operating revenue, while ACMI contracts accounted for 14% of total operating revenue. This shift is due to increases in ACMI cargo revenue in 2004 as well as a reduction in full-service USAF cargo flying compared to 2003. In any given year, the mix of full service versus ACMI can shift, depending on new contracts as well as the magnitude of flying for the USAF. The Company attempts to maximize profitability by entering into both ACMI contracts and full service agreements that meet the requirements of its customers. Under both types of contracts, the customer bears the risk of utilizing the aircraft’s passenger and/or cargo capacity.
      Although the Company’s customers bear the financial risk of utilizing the aircraft, the Company can be affected adversely if its customers are unable to operate the aircraft profitably, or if one or more of the Company’s customers experience a material adverse change in their market demand, financial condition, results of operations or liquidity. Under these circumstances, the Company could be adversely affected by customer demands for rate and utilization reductions, flight cancellations, unpaid fees or early termination of their agreements.
      The market for ACMI and full service charter business is highly competitive. The Company believes that the most important criteria for competition in the charter business include the range as well as passenger and payload capabilities of the aircraft, in addition to the price, flexibility, quality and reliability of the air transportation service provided. Competitors in the passenger charter market include North American Airlines, Omni Air International, Miami Air and ATA Airlines and in the cargo charter market include Atlas Air (including Polar Air Cargo), Gemini Air Cargo, Evergreen and Centurion Air Cargo, as well as scheduled and non-scheduled passenger carriers that have substantial belly capacity. The ability of the Company to compete depends, in part, upon its success in demonstrating time and cost savings for its customers.
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
      Passenger revenue from USAF contracts is based on “available seat miles”, defined as the number of miles an aircraft flies multiplied by the number of seats available on the aircraft. Cargo revenue from USAF contracts is based on “available ton miles”, defined as the number of miles an aircraft flies multiplied by the number of tons available on the aircraft. The Company generally charges customers other than the USAF on a block hour basis rather than on a per seat, per pound or seat mile basis. ”Block hours” are defined as the elapsed time from the moment wheel blocks are removed from the aircraft at the point of origin to the time when the wheel blocks are again put in place at the aircraft’s destination. The Company charges a lower rate per block hour for ACMI contracts than for full service contracts, although it does not necessarily earn a lower profit.
      Due to the high fixed costs of leasing and maintaining aircraft and costs for cockpit crewmembers and flight attendants, the Company strives to increase utilization to enhance profitably. Although the Company’s preferred strategy is to enter into long-term contracts with customers, the terms of existing customer contracts are shorter than the terms of the Company’s lease obligations with respect to its aircraft. There is no assurance that the Company will be able to enter into additional contracts with new or existing customers or that it will be able to obtain enough additional business to fully utilize each aircraft. The Company’s financial position, results of operations or liquidity could be materially adversely affected by periods of low aircraft utilization and yields.
      The Company has unsold capacity in the second quarter of 2005 and beyond. However, the Company historically has been successful in obtaining additional business to utilize some or all of its available capacity. Although there can be no assurance that it will be able to secure additional business to utilize unsold capacity, the Company is actively seeking additional business for 2005 and beyond.

Customers
      The Company is highly dependent on revenues from the USAF, and the loss of the USAF as a customer would have a material adverse effect on the Company. The Company’s principal customers, and the percent of revenues from those customers, for the last three years were as follows:

	2004	2003	2002

USAF	77.5%	74.7%	72.2%
Sonair Serviceo Aereo (“Sonair”)	5.5%	5.8%	5.8%
Menlo Worldwide (“Menlo”)	5.2%	5.8%	8.0%
EVA Airways (“EVA”)	3.4%	—	—
China Airlines (“China Airlines”)	2.0%	—	—
      USAF. The Company has provided air transportation services, principally on an international basis, to the USAF since 1956. In exchange for requiring pledges of aircraft to the Civil Reserve Air Fleet (“CRAF”) for use in times of national emergency, the USAF grants awards to CRAF participants for peacetime transportation of personnel and cargo.
      The USAF assigns points to air carriers in proportion to the number and type of aircraft made available to the CRAF. The Company utilizes teaming arrangements with other carriers in order to consolidate points and maximize the value of potential awards. The USAF grants fixed awards for transportation to CRAF participants based on the number of points assigned. These “fixed” awards provide for known and determinable amounts of revenue to be received during the contract period, which runs from October 1st to September 30th of each year, in exchange for air transportation services. In addition, CRAF participants may be awarded additional revenue during the contract period for air transportation services required beyond those specified in the fixed awards. The Company refers to this additional revenue as “expansion” revenue. The following table shows the original contract awards (in millions), which includes fixed and an expansion estimate for 2003 and 2002, and run from October 1st to September 30th of each year. The actual revenue from the USAF for each of the Company’s last three fiscal years is shown below the contract award amounts.

	2004	2003	2002

Year ended September 30th
Original contract award	$125.8	$120.0	$175.0

Year ended December 31st USAF revenue earned:
Fixed passenger	$129.3	$73.6	$125.3
Expansion passenger	255.7	207.1	141.5
Cargo fixed and expansion	5.7	74.0	10.8

Total revenue earned	$390.7	$354.7	$277.6

      Differences in the composition of the teaming arrangements, aircraft used to support the contract and a smaller long-term expansion budget led to the difference in the contract value for the Company between 2003 and 2002.
      The original contract award for the year beginning October 1, 2004 and ending September 30, 2005 is $94.0 million for fixed flying. The USAF did not incorporate long-term expansion flying into the contract for fiscal year 2005 or 2004. It is expected that the Company will receive additional expansion business during the fiscal year 2005 contract period for the less predictable flying and other short notice requirements.
      Revenue from the USAF should continue to be a significant portion of total revenues for the Company in 2005. However, the Company cannot determine how future military spending budgets, airlift requirements, national security considerations and balanced CRAF and teaming arrangements will combine to affect future business with the USAF.

      Menlo. The Company has provided an MD-11F freighter aircraft to Menlo since October 1998. The program for the aircraft, which expired in December 2004, primarily operated five days per week flying round trip between Dayton, Ohio and Brussels, Belgium. The Company provided additional ad hoc cargo services with its DC-10-30 freighter aircraft for Menlo during fiscal 2004. In January 2005, the Company signed a one-year aircraft services agreement to operate two DC-10 freighters, with round trips between Dayton and Brussels as well as between Dayton and Los Angeles, California. The contract value for this service is estimated at approximately $22 million.
      Sonair. In November 2000, the Company began operating regular private charter passenger air service for Sonair, a subsidiary of Angola’s National Oil Company, SONANGOL, to support Angola’s developing petroleum industry. Initial service was provided between Houston, Texas, and Luanda, Angola, twice a week. In January 2003, the Company began flying a third weekly flight for Sonair between Houston, Texas, and Malabo, Equatorial Guinea. In January 2005, the Company announced an agreement extending its contract with Sonair for a fifth year, providing three round trip flights per week between Houston and Luanda. The new contract extension to June 2005 also includes two one-year renewal options that could further extend the relationship to June 2007 and provide a total of approximately $85 million in revenue over the three-year term.
      EVA. In February 2004, the Company announced a new one-year ACMI agreement with EVA to operate an MD-11 freighter aircraft round-trip from Taipei, Taiwan to Los Angeles, California and Chicago, Illinois. This contract expires in March 2005 and was valued at $19 million. In January 2005, the Company signed a two-year ACMI cargo agreement with EVA valued at approximately $116 million, the largest commercial contract in World Airways’ 57-year history. The Company will provide three MD-11 freighter aircraft for EVA service between Taipei and the United States on a staggered schedule beginning in March 2005.
      China Airlines. In May 2004, the Company began operating an MD-11 freighter aircraft on behalf of China Airlines under a one-year ACMI lease agreement, with three round trip flights per week between Taipei, Taiwan and the United States. The value of the contract is approximately $17 million over its one-year term. The Company does not expect to renew this contract when it expires in May 2005.
      Information concerning the classification of the Company’s revenues comprising 10% or more of total operating revenues is presented in the following table (in millions):

	Year Ended December 31,

	2004	2003	2002

Passenger Charter Operations	$432.6	$343.3	$306.5
Cargo Charter Operations	69.1	128.5	76.0
Backlog
      The Company had a contract backlog of $96.2 million at December 31, 2004. At March 31, 2005, the Company has a contract backlog of $378.6 million for 2005 and beyond, which includes contracts signed during the first quarter of 2005. Approximately 44% of this backlog relates to the Company’s contract with the USAF, while $280.9 million of backlog relates to air transportation services for 2005. The Company had backlog of $158.4 million at December 31, 2003. See Note 10 of the Company’s ”Notes to Consolidated Financial Statements” in Item 8 for additional information regarding major customers and foreign source revenue.
Maintenance
      Airframe and engine maintenance costs, which account for most of the Company’s maintenance expenses, typically increase as the aircraft fleet ages. The Company outsources major airframe maintenance and engine work to several suppliers. The Company has agreements expiring in 2005 with Delta Air Lines for off-wing maintenance on the Pratt & Whitney 4462 engines that power the Company’s MD-11 aircraft, and repair of MD-11 aircraft and its components. The Company also has maintenance agreements with Triumph Air Repair for the repair of auxiliary power units on its MD-11 and DC-10-30 aircraft, which will expire in

2005. The Company has a maintenance agreement with Honeywell for wheel and brake repairs on both aircraft types that will expire in 2006. In addition, the Company had a landing gear overhaul/exchange program with McDonnell Douglas/ Boeing that has expired and is currently being re-negotiated.
Aviation Fuel
      The Company incurs fuel expenses for full-service flights provided to customers. Certain full service contracts contain terms that limit the Company’s exposure to increases in fuel prices. However, the terms of such contracts are renewed annually and take into consideration estimated market prices for fuel for the period under contract. Both the cost and availability of aviation fuel are subject to many economic and political factors and events occurring throughout the world and remain subject to various unpredictable economic and market factors that affect the supply of all petroleum products. Fluctuations in the price of fuel have not had a significant impact on the Company’s operations because, in general, the Company’s contracts with its customers cover 95% of fuel purchased, which therefore limits the Company’s exposure to increases in fuel prices. Notwithstanding this limited exposure, substantial increases in the price or the unavailability of aviation fuel could have a material adverse effect on the Company.
      The Company’s primary sources of aviation fuel are major oil companies at commercial airports and from United States military organizations at military bases. The Company’s current fuel purchasing policy consists of the purchase of fuel within seven days in advance of all flights based on current prices set by individual suppliers. The Company annually solicits quotes for prices of aviation fuel from a group of suppliers at each location. Since the Company’s exposure to fuel is limited, there is no need for the Company to purchase fuel under long-term contracts or enter into futures or fuel swap contracts.
Regulatory Matters
      Since it was founded in 1948, World Airways has been authorized to engage in commercial air transportation by the Department of Transportation (“DOT”) or its predecessor agencies. The Company is currently authorized to engage in scheduled and charter air transportation to provide combination (persons, property and mail) and all-cargo services between all points in the U.S., its territories and possessions. It also holds worldwide charter authority for both combination and all-cargo operations. In addition, the Company is authorized to conduct scheduled combination services to the foreign points listed in its DOT certificate and also holds certificates of authority to engage in scheduled all-cargo services to a limited number of foreign destinations. The Company does not currently operate any scheduled services on its own behalf.
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
      The Company believes it is in compliance in all material respects with all requirements necessary to maintain in good standing its operating authority granted by the DOT and its air carrier operating certificate issued by the FAA. A modification, suspension, or revocation of any of the Company’s DOT or FAA authorizations or certificates could have a material adverse effect upon the Company. The Company also is subject to state and local laws and regulations at locations where it operates and the regulations of various local authorities, which operate the airports that the Company serves. Certain airport operations have adopted local regulations that, among other things, impose curfews and noise abatement regulations. While the Company believes it is currently in compliance in all material respects with all appropriate standards and has all required licenses and authorities, any material non-compliance with such standards or the revocation or suspension of licenses or authorities could have a material adverse effect on the Company.
      In 2000, the FAA issued an Airworthiness Directive (“AD”) that will require the replacement of insulation blankets on the Company’s MD-11 aircraft by June 2005. The Company has begun replacement of the affected insulation blankets on MD-11 aircraft. Compliance with the AD is proceeding in phases and during scheduled maintenance work, to minimize the impact on operational availability. The Company presently estimates the cost of replacement, including labor and material, will total approximately $0.4 million per aircraft, and approximately 90% of this work was complete as of December 31, 2004.
      In March 2001, the FAA issued a rule that requires the Company to install enhanced ground proximity warning systems (“EGPWS”) in its aircraft by March 2005. The Company currently estimates that the cost of such installation will be approximately $77,000 per MD-11 aircraft and $129,000 per DC-10-30 aircraft. At December 31, 2004, the Company had one MD-11 and three DC-10 aircraft remaining to undergo the required modifications.
      In October 2001, the FAA also issued an AD that requires the Company to modify the engine thrust reversers on its DC-10-30 aircraft by October 1, 2006. The Company currently estimates that the cost of this modification will be approximately $0.6 million per aircraft. This modification is scheduled on two of the Company’s DC-10 aircraft.
      In response to the events of September 11th, the FAA issued Special Federal Aviation Regulation (“SFAR”) 92 in October 2001 regarding general aircraft and cockpit security. The Company has complied with SFAR 92 by installing new cockpit doors on all of its aircraft. There may be other aircraft modifications that may be required in the future under the SFAR.
      In the fall of 2003, the FAA issued an AD that requires the replacement of the ring case located in the compressor area of the Company’s MD-11 engines and will cost approximately $0.3 million per engine. This work must be accomplished on two-thirds of the operating engine fleet by August 2006, with the remainder completed by June 2009. At December 31, 2004, the Company had completed approximately 40% of its operating engine fleet.
      In May 2004, the DOT issued a proposed consent order for alleged public charter regulation violations. The DOT is investigating this matter and the Company is negotiating the terms of a settlement with the DOT, without admitting any wrongdoing or denying any allegations. The Company believes that the settlement will not have a material effect on the Company’s financial condition, results of operations or liquidity. See Item 3 in Part I as well as Note 12 in the “Notes to Consolidated Financial Statements” in Item 8 for additional information.
      Due to increased airport security needs as a result of the September 11th events and the potential for future terrorist attacks, Congress enacted the Aviation and Transportation Security Act (the “Security Act”) in November 2001, which established the Transportation Security Administration (the “TSA”) within the DOT. Consistent with the Security Act, the TSA imposed a security service fee, effective February 1, 2002, in the amount of $2.50 per enplanement on passengers of domestic and foreign air carriers engaged in air transportation, foreign air transportation, and intrastate air transportation originating at airports in the United States. The passengers are not charged for more than two enplanements per one-way trip or four enplanements per round trip. Beginning in 2002, the Company also has to remit, until further notice, an additional $319,000 annually to cover TSA’s aviation security infrastructure fees. This additional fee was imposed on air carriers because current passenger fees were insufficient to cover TSA’s costs of providing civil aviation security services. The air carriers must remit these imposed fees monthly to the TSA by the last calendar day of the following month. From June 2003 through September 2003, the TSA suspended all airlines’ requirement to remit both the per passenger fee and the monthly infrastructure fee.
      Additional laws and regulations have been considered from time to time which could significantly increase the cost of airline operations by imposing additional requirements or restrictions on operations. There is no assurance that laws and regulations currently enacted or enacted in the future will not adversely affect the Company’s ability to maintain its current level of operations.

      Several aspects of airline operations are subject to regulation or oversight by Federal agencies other than the DOT or FAA. For instance, labor relations in the air transportation industry are generally regulated under the Railway Labor Act, which vests the National Mediation Board (“NMB”) with certain regulatory powers relating to disputes between airlines and labor unions that arise under collective bargaining agreements. In addition, the Company is subject to the jurisdiction of other governmental entities, including (i) the Federal Communications Commission regarding its use of radio facilities pursuant to the Federal Communications Act of 1934, as amended, (ii) the Commerce Department, the Customs and Border Protection, and the Animal and Plant Health Inspection Service of the Department of Agriculture regarding the Company’s international operations, (iii) the Environmental Protection Agency regarding compliance with standards for aircraft exhaust emissions, and (iv) the Department of Justice regarding certain merger and acquisition transactions. The Company believes it is in substantial compliance with all applicable regulatory requirements.
      The Company’s international operations are generally governed by a network of bilateral civil air transport agreements providing for the exchange of traffic rights between governments which then select and designate air carriers authorized to exercise such rights. In the absence of a bilateral agreement, such international air services are governed by principles of comity and reciprocity. Bilateral provisions pertaining to the Company’s wet lease services vary considerably depending on the particular country. Most bilateral agreements into which the U.S. has entered permit either country to terminate the agreement with one year’s notification to the other. In the event a bilateral agreement is terminated, international air service between the affected countries is governed by the principles of comity and reciprocity.
      Pursuant to federal law, no more than 25% of the voting interest in the Company may be owned or controlled by foreign citizens. In addition, under existing precedent and policy, actual control of the Company must reside with U.S. citizens. As a matter of regulatory policy, the DOT has stated that it would not permit aggregate equity ownership of a domestic air carrier by foreign citizens in an amount in excess of 49%. The Company believes it fully complies as of the date hereof with U.S. citizen ownership requirements.
      Due to its participation in the CRAF program of the USAF, the Company is subject to inspections by the military approximately every two years as a condition of retaining its eligibility to perform military charter flights. The last such inspection took place in 2003, and the Company met the requirements for continued participation in the CRAF program. The next inspection is anticipated to occur in 2005. The USAF may terminate its contract with the Company if (i) the Company fails to pass such inspection or otherwise fails to maintain satisfactory performance levels, (ii) the Company loses its airworthiness certificate, or (iii) the aircraft pledged to the contracts lose their U.S. registry or are leased to unapproved carriers.
Employees
      As of December 31, 2004, the Company had 1,371 full time equivalent employees classified as follows:

Classification	Employees	%

Officers	13	0.9
Administrative and Operations	399	29.1
Cockpit Crew	360	26.3
Flight Attendants	599	43.7

Total Employees	1,371	100.0

      The Company’s cockpit crewmembers are represented by the Teamsters and are subject to a collective bargaining agreement that became amendable June 30, 2003. In December 2003, the Company announced that it would begin negotiations with the cockpit crewmembers in January 2004. It was also announced that the Teamsters had requested mediation services from the National Mediation Board (“NMB”). Following three days of negotiations in January 2004, the Company and representatives of the Teamsters reached a tentative agreement for a contract extension. However, on February 27, 2004, the Company received notification that the tentative agreement was not ratified by a majority of the Teamsters members. The

Company resumed negotiations with the Teamsters at various times during 2004, and negotiations will continue in 2005 under the auspices of a federal mediator.
      On September 2, 2003, the Company’s flight attendants, who are also represented by the Teamsters, ratified a new three-year collective bargaining agreement that has a new amendable date of August 31, 2006. The agreement includes pay increases and other benefit changes requested by the flight attendants, while providing the Company with work-rule changes in support of its financial goals. In 1994, the Company’s flight attendants argued that the “scope clause” of the collective bargaining agreement was violated by the Company’s use of foreign flight attendant crews on the Company’s flights for Garuda Indonesia which had been historically the Company’s operating procedure. In contracts with certain customers, the Company is obligated to permit its customers to deploy their own flight attendants. While the arbitrator in this matter denied in 1997 the Teamsters’ request for back pay to affected flight attendants for flights relating to the 1994 Hadj pilgrimage, the arbitrator concluded that the Company’s contract with its flight attendants requires the Company to first actively seek profitable business opportunities that allow for the use of the Company’s flight attendants, before the Company may accept wet lease business opportunities that use the flight attendants of the Company’s customers. Since 1997, the flight attendants have filed a number of similar “scope clause” grievances with respect to other wet-lease contracts and in 2001, they filed another “scope clause” grievance with respect to the 2001 Garuda Hadj agreement. An adverse decision on one or more of the grievances could have a material adverse impact on the financial condition, results of operations or liquidity of the Company.
      The Company’s aircraft dispatchers, who are represented by the Transport Workers Union (“TWU”), are subject to a collective bargaining agreement that became amendable December 31, 2003. Fewer than 15 Company employees are covered by this collective bargaining agreement. The Company and the TWU commenced formal negotiations in January 2004. In August 2004, the TWU requested mediation services from the NMB. In March 2005, the Company reached a tentative agreement with the TWU. However, on March 15, 2005, the Company received notification that the majority of the aircraft dispatchers did not ratify the tentative agreement. The Company continues to negotiate with the TWU through the mediation process.
      On February 11, 2005, the Company was notified that the Teamsters filed a representation application with the NMB to hold an election among its mechanic and related employees. On March 14th, the Teamsters sent a letter to the NMB withdrawing its representation application. Based on the Teamsters’ letter, the NMB issued an official dismissal of the representation application on March 16th. According to NMB rules no other union, including the Teamsters, is allowed to file a representation application to hold a union election among the Company’s mechanic and related employees for a one-year period or until March 16, 2006.
      The Company is unable to predict whether any of its employees not currently represented by a labor union will elect to be represented by a labor union or collective bargaining unit. The Company is not aware of any other parties or group of employees who have indicated any intent of petitioning for such an election. The election by such employees of representation in such an organization could result in employee compensation and working condition demands that could have a material adverse effect on the financial results of the Company.
Risk Factors
      The Company cautions the reader that the risk factors discussed below may not be exhaustive. The Company operates in a continually changing business environment and new risk factors emerge from time to time. The Company cannot predict such new risk factors nor can it assess the impact, if any, of such new risk factors on the Company’s business or the extent to which any factor or combination of factors may cause actual results to differ materially from those expressed in any forward-looking statement.

The Company’s substantial debt and operating lease obligations limit its ability to fund general corporate requirements, limit its flexibility in responding to competitive developments and increase its vulnerability to adverse economic and industry conditions.
      At December 31, 2004, the Company had $49.9 million of long-term debt outstanding. This included $24.0 million of long-term and $6.0 million of current maturities outstanding under the $30.0 million term loan (the “ATSB Loan”), which closed December 30, 2003, of which $27.0 million is guaranteed by the Air Transportation Stabilization Board (the “ATSB”) and $3.0 million is guaranteed by a third party, and $18.1 million aggregate principal amount of the Debentures. As of March 22, 2005, all of the Debentures have been converted to shares of Common Stock, which reduces the Company’s long-term debt to $30.0 million at March 31, 2005. In addition, the Company has significant long-term obligations relating to operating leases in connection with its aircraft and spare engines and its leased real property. At December 31, 2004, these obligations totaled $161.3 million through 2009 and $31.3 million thereafter.
      The Company is subject to the following restrictions related to its debt and lease instruments:

•	The Company is limited in its ability to obtain additional financing. Its indebtedness outstanding under its $30.0 million ATSB Loan is secured by substantially all of the Company’s assets. In addition, the ATSB Loan contains restrictive provisions that require prepayments in the event the Company sells any significant assets, receives proceeds from future borrowings from other sources or issuances of certain securities, or receives net proceeds from insurance or condemnation.

•	The Company’s ability to fund general corporate requirements, including capital expenditures, may be impaired. The Company has substantial obligations to pay principal and interest on its debt and other recurring fixed costs. Further, the Company may be required to prepay portions of the ATSB Loan under various circumstances. Accordingly, the Company may have to use its working capital to fund such payments and other recurring fixed costs instead of funding general corporate requirements.

•	The Company’s ability to respond to competitive developments and adverse conditions may be limited. With a restricted ability to obtain additional financing and with substantial fixed costs, the Company may not be able to fund the capital expenditures required to keep it competitive or to withstand prolonged adverse economic conditions.

The covenants contained in the loan agreement governing the ATSB Loan and the covenants included in the Company’s operating leases may limit the Company’s financial and operating flexibility.
      The ATSB Loan and the operating leases relating to some of the Company’s aircraft contain restrictive covenants that impose significant operating and financial restrictions on the Company. In connection with the corporate restructuring, World Air Holdings became a party to the loan agreement (the “ATSB Loan Agreement”) governing the ATSB Loan and unconditionally guaranteed all of World Airways’ obligations thereunder. Under the ATSB Loan Agreement, the Company is subject to certain covenants pursuant to which the Company must satisfy various financial covenants requiring it to maintain a certain amount of unrestricted cash or cash equivalents and to comply with certain financial ratios.
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

      These restrictions and requirements may limit the Company’s financial and operating flexibility. In addition, if the Company fails to comply with these restrictions or to satisfy these requirements, its obligations under the ATSB Loan and its operating leases may be accelerated. The Company cannot assure its stockholders that it would be able to satisfy all of these obligations upon acceleration. The failure to satisfy these obligations would materially adversely affect the Company’s business, operations, financial results or liquidity as well as the value of the Company’s Common Stock.

Fluctuations in interest rates could adversely affect the Company’s liquidity, operating expenses and financial results.
      Under the ATSB Loan, $27.0 million of the Company’s indebtedness bears interest at fluctuating interest rates based on the lender’s weighted average cost of issuing commercial paper, and if the loan is assigned to a third party, will bear interest based on the London interbank offered rate (“LIBOR”). The balance of the Company’s indebtedness under the ATSB Loan bears interest at fluctuating rates based on LIBOR. Commercial paper and LIBOR rates tend to fluctuate based on general economic conditions, general interest rates, including the prime rate, and the supply of and demand for commercial paper or for credit in the London interbank market. The Company has not hedged its interest rate exposure and, accordingly, the Company’s interest expense for any particular period may fluctuate based on commercial paper and LIBOR rates. To the extent these rates increase, the Company’s interest expense will increase, in which event the Company may have difficulties making interest payments and funding its other fixed costs and its available cash flow for general corporate requirements may be adversely affected.

If the Company loses the USAF as a customer, its business would be significantly adversely affected.
      The Company is highly dependent on revenues from the USAF. Revenues from the USAF represented 77.5% and 74.7% of the Company’s total revenues for the years ended December 31, 2004 and 2003, respectively. The Company provides transportation services to the USAF under annual contracts. The USAF has conducted numerous studies showing that it would be cost-prohibitive to provide an organic fleet of aircraft to replace the commercial capacity. If the Company loses these contracts with the USAF, or if the USAF reduces substantially the amount of business it awards to the Company in a given year, the Company may not be able to replace the lost business and its financial condition and results of operations could be materially adversely affected. The Company believes that the USAF will continue to contribute a significant portion of the Company’s total revenues in 2005, but the lessening of military activities in connection with the conflict in Iraq and Afghanistan could reduce the USAF’s demand for transportation services, which could negatively affect the Company’s results of operations in 2005 and beyond.

The Company’s non-military customers may cancel or default on their contracts with the Company.
      Non-military customers who have contracted with the Company may cancel or default on their contracts, and the Company may not be able to obtain other business to cover the resulting loss in revenues. For the year ended December 31, 2004, the Company’s five largest non-military customers accounted for approximately 16% of its total operating revenues. If these contract customers cancel or default on their obligations and the Company is not able to obtain other business, its financial position could be materially adversely affected.

If the Company is unable to maintain high utilization rates for its aircraft, the Company’s business will suffer.
      Due to the high fixed costs of leasing and maintaining the Company’s aircraft and costs for cockpit crew members and flight attendants, each of the Company’s aircraft must have high utilization in order for the Company to operate profitably. Although the Company’s preferred strategy is to enter into long-term contracts with its customers, the terms of the Company’s existing customer contracts are in most cases substantially shorter than the terms of the Company’s lease obligations with respect to its aircraft. The Company cannot provide assurance that it will be able to enter into additional contracts with new or existing customers or that the Company will be able to obtain enough additional business to fully utilize each aircraft. The Company’s financial position, results of operations or liquidity could be materially adversely affected by periods of low aircraft utilization and yields.

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
      The Company is required by company policy, contractual obligations with lessors, and the DOT to carry liability insurance. The Company currently maintains liability insurance for passengers and third party damages, excluding those caused by war or terrorist attacks, in the amount of $1.5 billion. In addition, the Company currently maintains liability insurance for passenger liability and third party damages caused by war or terrorist attacks in the amount of $1.5 billion per occurrence with an annual aggregate limit of $3.0 billion provided by the U.S. Government. Additionally, the Company carries aircraft hull, aircraft spare parts and leased engines insurance in amounts required by company policy and contractual obligations.
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
      The Company is subject to the jurisdiction of the FAA, with respect to aircraft maintenance and other matters affecting air safety. Manufacturer Service Bulletins (“MSBs”) and FAA ADs could cause aircraft operators to be subject to extensive aircraft examinations and could require aircraft to undergo structural inspections and modifications. It is possible that MSBs or ADs applicable to the types of aircraft or engines included in the Company’s fleet could be issued in the future. The Company cannot currently estimate the cost of possible compliance with new MSBs and ADs, but they could be substantial and could have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

The failure of the Company’s contractors to provide essential services could harm its business.
      The Company has agreements with contractors, including other airlines, to provide certain facilities and services required for its operations, including all of the Company’s off-wing engine maintenance and most airframe maintenance. The Company also has agreements with contractors to provide security, ground handling and personnel training. The failure of these contractors to provide essential services that are not otherwise entirely within the Company’s control could have a material adverse effect on its financial condition, results of operations or liquidity.

Many of the Company’s employees are represented by unions, and a prolonged dispute with the Company’s employees could have an adverse impact on its operations.
      The Company’s cockpit crewmembers and flight attendants are represented by the Teamsters. In September 2003, the Company’s flight attendants ratified a collective bargaining agreement that was extended to become amendable in August 2006. The Company and the Teamsters are presently in negotiations with the assistance of the NMB to extend the cockpit crewmembers collective bargaining agreement, which became amendable June 30, 2003.
      The Company’s aircraft dispatchers, who are represented by the Transport Workers Union (“TWU”), are subject to a collective bargaining agreement that became amendable December 31, 2003. Fewer than 15 Company employees are covered by this collective bargaining agreement. The Company and the TWU commenced formal negotiations in January 2004. In August 2004, the TWU requested mediation services from the NMB. In March 2005, the Company reached a tentative agreement with the TWU. However, on March 15, 2005, the Company received notification that the majority of the aircraft dispatchers did not ratify the tentative agreement. The Company continues to negotiate with the TWU through the mediation process.
      On February 11, 2005, the Company was notified that the Teamsters filed a representation application with the NMB to hold an election among its mechanic and related employees. On March 14th, the Teamsters sent a letter to the NMB withdrawing its representation application. Based on the Teamsters’ letter, the NMB issued an official dismissal of the representation application on March 16th. According to NMB rules no other union, including the Teamsters, is allowed to file a representation application to hold a union election among the Company’s mechanic and related employees for a one-year period or until March 16, 2006.
      The Company is unable to predict whether any of its other employees not currently represented by a labor union will elect to be represented by a labor union or collective bargaining unit. The election of such employees for union representation could result in employee compensation and working condition demands that could have a material adverse effect on the Company’s financial condition, results of operations or liquidity. The Company is unable to predict when an agreement will be reached with its cockpit crewmembers and whether its flight attendants will choose to renew their collective bargaining agreement in 2006.

The Company is subject to significant and increasing government regulation and oversight which can materially affect its ability to maintain or increase the level of air operations.
      The Company is subject to government regulation and control under the laws of the United States and the various other countries in which it operates. The Company is also governed by bilateral air transport services agreements between the U.S. and the countries to which the Company provides airline services. The Company is subject to Title 49 of the United States Code under which the DOT and the FAA exercise regulatory authority. Additionally, foreign governments assert jurisdiction over air routes and fares to and from the U.S., airport operation rights and facilities access. Due to the Company’s participation in the CRAF, the Company is subject to inspections approximately every two years by the USAF as a condition to retaining the Company’s eligibility to provide military charter flights. The USAF may terminate its contract with the Company if the Company fails to pass such inspection or otherwise fails to maintain satisfactory performance levels.
      The Company periodically receives correspondence from the FAA with respect to minor noncompliance matters. While the Company believes that it is currently in compliance in all material respects with all appropriate FAA standards and has obtained all required licenses and authorities, any material non-compliance with such standards or the revocation or suspension of licenses or authorities could have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

The Company’s operating costs could increase as a result of past, current or new regulations that impose additional requirements and restrictions on air transportation operations.
      The air transportation industry is heavily regulated. Both federal and state governments from time to time propose laws and regulations that impose additional requirements and restrictions on air transportation operations. Implementing these measures, such as aviation ticket taxes and passenger safety measures, has increased operating costs for the Company and the air transportation industry as a whole. In addition, new security measures imposed by the Security Act or otherwise by the FAA as a result of terrorist attacks are expected to continue to increase costs for the Company and the air transportation industry as a whole. Depending on the implementation of these and other laws and regulations, the Company’s operating costs could increase significantly. Certain governmental agencies, such as the DOT and the FAA, have the authority to impose mandatory orders, such as ADs, in connection with the Company’s aircraft, and civil penalties for violations of applicable laws and regulations, each of which can result in material costs and adverse publicity. The Company cannot predict which laws and regulations will be adopted or what other action regulators might take. Accordingly, the Company cannot guarantee that future legislative and regulatory acts will not have a material impact on its operating results.

The air transportation industry and the markets the Company serves are highly competitive.
      The market for outsourcing air passenger and cargo ACMI services and full service charter business is highly competitive. The Company believes that the most important bases for competition in the ACMI outsourcing business are the age of the aircraft fleet, the passenger, payload and cubic capacities of the aircraft, and the price, flexibility, quality and reliability of the air transportation services provided. The Company’s competitors in the passenger charter market include North American Airlines, Omni Air International, Miami Air and ATA Airlines and in the cargo charter market include Atlas Air (including Polar Air Cargo), Gemini Air Cargo, Evergreen and Centurion Air Cargo, as well as scheduled and non-scheduled passenger carriers that have substantial belly capacity. The Company’s ability to continue to grow depends upon its success in convincing major international airlines that outsourcing some portion of their air passenger and cargo business remains more cost-effective than undertaking passenger or cargo operations with their own incremental capacity and resources. The allocation of military air transportation contracts by the USAF is based upon the number and type of aircraft a carrier, alone or through a teaming arrangement, makes available for use in times of peace and national emergencies. The formation of competing teaming arrangements comprised of larger partners than those sponsored by the Company, an increase by other air carriers in their commitment of aircraft to the emergency program, or the withdrawal of the Company’s current partners, could adversely affect the size of the USAF contracts which may be awarded to the Company in future years.

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
      The terrorist attacks of September 11, 2001 have had, and continue to have, a wide-ranging negative impact on the air transportation industry because they resulted in, among other things:

•	an increase in costs due to enhanced security measures and government directives in response to the terrorist attacks; and

•	an increase in the cost of aviation insurance in general and the cost and availability of coverage for acts of war, terrorism, hijacking, sabotage and similar acts of peril in particular.

Increased insurance costs due to the terrorist attacks of September 11, 2001 may adversely impact the Company’s operations and financial results.
      The terrorist attacks of September 11, 2001 resulted in significant losses to the insurance industry. These losses caused a significant increase in the Company’s insurance premiums, which has negatively impacted its financial results, and could lead to future increases in its insurance premiums. In addition, these losses caused general instability in the insurance industry that could adversely affect some of the Company’s existing insurance carriers or its ability to obtain future insurance coverage. To the extent that the Company’s existing insurance carriers are unable to provide the insurance coverage contracted for, the Company’s insurance costs may further increase.
      Moreover, since September 11, 2001, the U.S. government has been providing insurance coverage for certain claims resulting from acts of terrorism, war or similar events. Should the federal insurance program terminate, the Company would likely face a material increase in the cost of such insurance. Because of competitive pressures in the Company’s industry, the Company’s ability to pass these additional costs to customers would be limited and the increased costs could be material to its financial condition, results of operations or liquidity.

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
      At March 22, 2005, there were outstanding warrants to purchase an aggregate of 2,267,112 shares of the Company’s Common Stock. In addition, pursuant to a notice of redemption mailed by the Company to the holders of the Debentures in February 2005, $18,113,000 principal amount of the Debentures has been converted into 5,660,312 shares of Common Stock. Sales in the public market of shares issued upon the conversion of the Debentures and the exercise of the Company’s outstanding warrants could adversely affect the market value of the Company’s stock.

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
      Because World Airways is a U.S. certificated flag carrier, under applicable regulatory restrictions, no more than 25% of the Company’s voting stock may be owned or controlled, directly or indirectly, by persons who are not U.S. citizens. The Company’s Certificate of Incorporation and Bylaws provide that no shares of capital stock may be voted by or at the direction of persons who are not U.S. citizens unless such shares are registered on a separate foreign stock record. No shares of Common Stock owned by persons who are not U.S. citizens will be registered on the Company’s foreign stock record to the extent that the aggregate ownership by persons who are not U.S. citizens reflected in the foreign stock record would exceed 25% of the Company’s outstanding shares of Common Stock.

Item 2.	Properties.
Flight Equipment
      As of December 31, 2004, the Company’s operating fleet consisted of twelve MD-11 and four DC-10-30 aircraft, all of which are operated under operating leases. The MD-11 fleet includes nine passenger aircraft (five of which are extended-range versions) and three freighter aircraft. The DC-10-30 fleet includes two freighter aircraft and two passenger aircraft.
      At December 31, 2004, the Company’s operating fleet consisted of the following:

	Capacity

	Passenger	Cargo
Aircraft(a)	(Seats)(b)	(Tons)	Total

McDonnell Douglas MD-11	409	—	4
McDonnell Douglas MD-11F	—	102	3
McDonnell Douglas MD-11ER	409	—	5
McDonnell Douglas DC-10-30	356	—	2
McDonnell Douglas DC-10-30F	—	80	2
Total			16

Notes

(a)	“F” aircraft are freighters; “ER” aircraft have extended-range capabilities.

(b)	Based on maximum operating configurations. Other configurations are occasionally used.
      Three DC-10 aircraft were returned to their lessors in 2004. One additional DC-10 was returned to its lessor in the first quarter of 2005. The Company’s fleet will contain three DC-10 aircraft at the end of 2005, with the lease term for one aircraft expiring in 2006, and the remaining two expiring in 2008.
      The lease terms for three of the MD-11 aircraft expire throughout 2005 and 2006. The lease terms for six MD-11 aircraft expire throughout 2008 and 2009. The three leases that expire in 2008 previously had lease terms that would have expired in 2005, but were extended in conjunction with the closing of the ATSB Loan. The three leases that expire in 2009 were previously scheduled to expire in 2006, but were extended for an additional three years in the first quarter of 2005. The three remaining MD-11 aircraft leases were amended in the first quarter of 2004, and include changes to the lease expiration dates of the aircraft. The lease term for one aircraft will expire in January 2006, and may be automatically extended for a one-year period depending on the market price of the Company’s Common Stock during a specified time period. If the lease is extended, there is a further provision that would allow for a second automatic one-year extension through January 2008, which is also dependent on the market price of the Company’s Common Stock during a specified period of time. If at any time during the term of the lease, the Company’s Common Stock is no longer traded publicly, the lease term for this aircraft is automatically extended to expire in January 2008. The remaining two MD-11 leases, which were also restructured in the first quarter of 2004, will now expire in 2011.

Ground Facilities
      The Company leases office space in Peachtree City, Georgia, for its corporate headquarters and substantially all of the administrative employees of the Company. The Company is also obligated under a lease for office space in Herndon, Virginia, the location of its former headquarters. See Note 6 in the “Notes to Consolidated Financial Statements” in Item 8 for additional information.
      Also, the Company leases office and warehouse space in Anchorage, Alaska; Los Angeles, California; Morrow, Tyrone and Atlanta, Georgia; Baltimore, Maryland; Jamaica, New York; Dayton, Ohio; Houston, Texas; Norfolk, Virginia; Seattle, Washington; and Frankfurt, Germany. Additional small office and maintenance material storage space is leased at often frequented airports to provide administrative and maintenance support for commercial and military contracts.

Item 3.	Legal Proceedings.
      The Company’s flight attendants, representing approximately 44% of the Company’s employees, are represented by the Teamsters. On September 2, 2003, a new collective bargaining agreement was ratified, with an amendable date of August 31, 2006. The agreement includes pay increases and other benefit changes requested by the flight attendants while providing the Company with work-rule changes in support of its financial goals. In 1994, the Company’s flight attendants argued that the “scope clause” of the collective bargaining agreement was violated by the Company’s use of foreign flight attendant crews on the Company’s flights for Garuda Indonesia which had historically been the Company’s operating procedure. In contracts with certain customers, the Company is obligated to permit its customers to deploy their own flight attendants. While the arbitrator in this matter denied in 1997 the Union’s request for back pay to affected flight attendants for flying relating to the 1994 Hadj, the arbitrator concluded that the Company’s contract with its flight attendants requires the Company to first actively seek profitable business opportunities that require using the Company’s flight attendants, before the Company may accept wet lease business opportunities that use the flight attendants of the Company’s customers. Since 1997, the flight attendants have filed a number of similar “scope clause” grievances with respect to other wet-lease contracts and in 2001, they filed another “scope clause” grievance with respect to the 2001 Garuda Hadj agreement. An adverse decision on one or more of the grievances could have a material adverse impact on the financial condition, results of operations or liquidity of the Company.
      A claim was filed in the 19th Civil Court District Court, Frankfurt, Germany, against the Company by a tour operator seeking approximately $4.2 million in compensation related to the cancellation of a summer program in 1996. In May 2004, the German Supreme Court upheld a lower court judgment against the Company for 75% of the plaintiff’s probable damages. At a hearing held in Frankfurt on February 4, 2005 to determine damages only, the court noted that the plaintiff had failed to produce sufficient proof for a proper evaluation and adjourned the matter until March 21, 2005 when the court stated that it would appoint an expert to calculate the proper measure of damages if the parties could not settle the matter before then. The Company reserved $2.6 million for this litigation in 2004. In March 2005, both parties agreed to settle this matter for $2,390,000 in full and fair satisfaction of all claims, and a final court date to enter the judgment for that amount has been set for April 6, 2005.
      Miami-Dade County is currently investigating and remediating various environmental conditions at the Miami International Airport (MIA). During the second quarter of 2001, the County filed a lawsuit against a number of defendants, which does not currently include World Airways, in an attempt to recover its past and future clean-up costs. This claim has been filed in the Florida Circuit Court for the 11th Judicial District in Dade County Florida. In addition to the defendants named in the lawsuit, several hundred other agencies and companies that were prior tenants at MIA (potentially responsible parties, or “PRP’s”), including World Airways, were issued letters advising them of the lawsuit and indicating that any PRP’s could be named as additional defendants in the future depending upon a determination as to the levels of contamination and the extent to which any PRP may have contributed to any alleged contamination. At this time, certain PRP’s, including World Airways, have joined a joint defense group to respond to the County’s inquiries and investigation of the PRP’s. This group is conducting preliminary investigations of the site in question to determine each PRP’s potential exposure. This process is ongoing and the potential exposure to the Company has yet to be determined.
      In January 2004, ten purported class action complaints (six in the United States District Court for the Eastern District of New York, one in the United States District Court for the Southern District of New York, one in the Superior Court of DeKalb County, Georgia, one in the United States District Court for the Northern District of New Jersey and one in the United States District Court for the Northern District of Illinois) and four individual complaints (all in the United States District Court for the Eastern District of New York), and thirteen small claims actions (one in California, three in New Jersey, one in Georgia and eight in New York) were filed against the Company arising out of the discontinuance of charter flights upon the expiration of the Company’s obligation to provide services under an air services agreement. Seven of the eight small claims actions in New York were settled for a total of $14,000 (or $2,000 per plaintiff). The purported class action cases were consolidated for discovery purposes into the Eastern District of New York. The Company had operated the charter flights between cities in the United States and Lagos, Nigeria for Ritetime Aviation and Travel Services, Inc. (“Ritetime”). The Company’s obligation to perform air services for Ritetime ended with the last chartered flight on December 30, 2003. From the allegations made by the various plaintiffs, it appears that Ritetime continued to sell tickets to passengers for flights purportedly scheduled to depart after the expiration of the Company’s contractual obligations for air services. The plaintiffs purport to act for themselves and on behalf of other persons who held tickets issued by Ritetime for the non-contracted flights. Ritetime is also named as a defendant in each of these lawsuits. The plaintiffs seek compensatory, punitive and/or treble damages and costs and expenses, including attorneys fees, based on various legal theories including breach of contract, fraud, negligent misrepresentation, unjust enrichment, illegal/excess tax and violations of U.S. federal laws and regulations governing air transportation and of the Federal Racketeer Influenced and Corrupt Organization Statute. The Company’s insurance carrier has responded and assumed the defense of these cases and agreed to conditionally indemnify the Company for the costs of litigation and any judgment. In March 2004, Ritetime filed a Demand to Arbitrate in Peachtree City, Georgia, and subsequently the Company responded and filed a counterclaim. The matter was heard in October 2004, and the arbitrator awarded the Company the amount of $2.2 million against Ritetime, plus indemnification on all judgments, fees and expenses incurred by the Company in the Ritetime litigation. However, it is doubtful that Ritetime has assets to pay the award. The DOT is investigating this matter and the Company is negotiating the terms of a settlement with the DOT, without admitting or denying any allegations, which settlement the Company believes will not be material to the Company’s financial condition, results of operations or liquidity.
      On January 9, 2004, Whitebox Convertible Arbitrage Partners, L.P. and Pandora Select Partners, L.P. filed a complaint in the United States District Court for the District of Minnesota alleging breach of contract by the Company in connection with its exchange in December 2003 of $22,545,000 aggregate principal amount of 8.0% Convertible Senior Subordinated Debentures due 2004 (the “Old Debentures”) for a like amount of the Debentures. On May 10, 2004, by order of the United States District Court for the District of Minnesota, this matter was transferred to the United States District Court for the Northern District of Georgia. The plaintiffs in this lawsuit allege that they have held at all relevant times $2,530,000 and $780,000 principal amount, respectively, of the Old Debentures and that the Company breached the terms of the indenture governing the Old Debentures by purchasing the Old Debentures from a selected group of holders rather than from holders determined by lot or from all holders on a pro rata basis. The plaintiffs are seeking damages in an amount equal to the difference in value between the Debentures and the Old Debentures held by the plaintiffs and the interest lost by the plaintiffs on the Old Debentures through maturity on August 26, 2004, as well as costs and reasonable attorney fees. The Company believes that this claim is without merit and intends to defend itself vigorously in this lawsuit, although it cannot give any assurance that this litigation will not have a material adverse effect on the Company’s financial condition, results of operation or liquidity.
      On May 27, 2004, one of the Company’s MD-11 freighter aircraft flying for China Airlines, Ltd. (“China Airlines”) was tail-tipped while a ground handling company, hired by China Airlines, was unloading cargo in Los Angeles. The aircraft sustained significant damages exceeding $1.7 million and was out of service for over a one-month period. The Company has filed a claim with its insurance carrier for the damages and it is expected that the carrier will in turn file claims against China Airlines, the ground handler and their respective insurance carriers. In February 2005, China Airlines instituted an arbitration proceeding against the Company seeking to recover $1,690,172 in prepaid rental fees during the period the aircraft was out of service ($150,172 for three days in May, 2004 and $1,540,000 for the entire month of June, 2004). Under the terms of the wet lease, China Airlines was expressly responsible for loading and unloading all cargo. The Company believes that this claim is without merit and intends to defend itself vigorously, although it cannot give any assurance that this arbitration will not have a material adverse effect on the Company’s financial condition, results of operation or liquidity.
      In February 2004, World Airways made a self-disclosure to the FAA concerning aircraft record irregularities discovered upon preparing for the return of two leased DC-10-30 aircraft. The Company subsequently received a letter from the FAA opening an investigation into a possible violation of the Code of Federal Regulations. The Company has complied with all requests of the FAA and is waiting to receive notification of the FAA’s findings. At this time, the Company cannot determine what impact, if any, the FAA’s findings will have on the Company’s financial condition, results of operations or liquidity.
      In addition, the Company is party to routine litigation and administrative proceedings incidental to its business, none of which is believed by the Company to be likely to have a material adverse effect on the financial condition, results of operations or liquidity of the Company.
PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
      The Company’s Common Stock currently trades on the Nasdaq SmallCap Market of The Nasdaq-Amex Market GroupSM under the symbol “WLDA.” The high and low bid prices of the Company’s Common Stock, as reported by Nasdaq, for each quarter in the last two fiscal years are as follows:

	Common Stock

	High	Low

2004
Fourth Quarter	$7.15	$5.01
Third Quarter	7.37	2.56
Second Quarter	4.24	2.68
First Quarter	4.27	3.24
2003
Fourth Quarter	4.90	2.91
Third Quarter	5.10	1.75
Second Quarter	2.89	.69
First Quarter	1.00	.50
      The Company has not declared or paid any cash dividends or distributions on its Common Stock since 1992. The Company currently intends to retain future earnings to fund the development and growth of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future. Any future decision concerning the payment of dividends on its Common Stock will depend upon the results of operations, financial condition, liquidity, capital expenditure plans of the Company, provisions of certain financing instruments as well as such other factors as the Board of Directors, in its sole discretion, may consider relevant. In December 2003, the Company entered into a $30 million term loan agreement that restricts the Company’s ability to pay dividends or purchase treasury stock.
      The approximate number of shareholders of record at December 31, 2004 was 299, which does not include those shareholders who hold shares in street name accounts.

Item 6.	Selected Financial Data
      The following selected financial data have been derived from the audited consolidated financial statements of the Company. The data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and notes thereto.

	Year Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands except per share data)
Results of operations:
Operating revenues	$503,900	$474,850	$384,489	$317,866	$264,033
Operating expenses	463,617	446,422	377,367	338,595	262,926
Operating income (loss)	40,283	28,428	7,122	(20,729)	1,107
Earnings (loss) before income taxes and accounting change	34,032	19,123	2,041	(26,037)	(3,159)
Accounting change	—	—	—	—	22,744
Income tax expense	8,445	3,802	—	—	—
Net earnings (loss)	25,587	15,321	2,041	(26,037)	19,585
Basic earnings (loss) per common share:
Before accounting change	1.95	1.37	0.18	(2.42)	(0.33)
Accounting change	—	—	—	—	2.36
Net earnings (loss)	1.95	1.37	0.18	(2.42)	2.03
Weighted average common shares outstanding	13,095	11,224	11,073	10,755	9,641
Diluted earnings (loss) per common share:
Before accounting change	1.09	0.95	0.18	(2.42)	(0.33)
Accounting change	—	—	—	—	2.36
Net earnings (loss)	1.09	0.95	0.18	(2.42)	2.03
Weighted average common shares and common equivalent shares outstanding	24,591	17,783	11,073	10,775	9,641
Financial Position:
Cash and cash equivalents	$49,956	$30,535	$20,839	$18,878	$11,558
Restricted cash	4,926	23,290	665	662	4,124
Total assets	179,317	157,301	117,262	112,229	113,890
Notes payable and long-term debt including current maturities	49,879	76,534	57,641	62,396	64,024
Stockholders’ equity (deficiency)	30,398	(8,030)	(28,867)	(31,104)	(7,280)
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

Item 7.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.
      Management’s Discussion and Analysis of Financial Condition and Results of Operations presented below relates to the operations of World Air Holdings as reflected in its consolidated financial statements.

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
      Critical accounting policies are those that are both most important to the portrayal of the Company’s financial condition and results of operations, and that require management to make the most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.
      The following is an explanation of the Company’s critical accounting policies, the judgments and uncertainties affecting the application of these policies, and the likelihood that materially different amounts would be reported under different conditions or using different assumptions.

Accounting for Aircraft Repair and Maintenance Costs
      The Company’s maintenance costs are prone to greater fluctuations from year to year under the direct expense method of accounting as opposed to the accrual method of accounting, which was used prior to the change in accounting effective January 1, 2000. Under the direct expense method, costs are recognized as maintenance services are performed and as nonrefundable maintenance payments required by lease agreements and maintenance contracts with outside maintenance providers become due.
      The Company’s aircraft are maintained by outside maintenance providers. In certain cases, aircraft maintenance costs are covered by maintenance “reserve” payments made to the lessors of the Company’s aircraft. In these cases, the Company is required to set aside funds monthly through payments to lessors to cover future maintenance work. After qualifying maintenance is performed and paid for, the Company is reimbursed for amounts paid from the funds held by the lessors. The result of this arrangement is that the Company recognizes maintenance costs each month based on the amount of maintenance reserves required to be paid to its lessors (usually based on a rate per hour flown). In other cases, maintenance work does not qualify for reimbursement from lessor reserves. This may be due to the type of maintenance performed or whether the aircraft component being maintained is covered by a lease agreement. For maintenance that is not covered by lessor reserves, the Company recognizes the costs when maintenance services are performed. Therefore, these maintenance costs will fluctuate from period to period as scheduled maintenance work comes due or in the event unscheduled maintenance work must be performed. It is also important to note that aggregate maintenance reserves paid to each of the Company’s lessors may not be sufficient to cover actual maintenance costs incurred. In these cases, the Company incurs the cost of any shortfall when the maintenance services are performed and the costs are determinable.
      Under certain circumstances, such as an accident or foreign object damage to an aircraft’s engine, the Company’s insurance providers cover a portion of the repair costs. The Company had $4.7 million of accounts receivable related to insurance claims as of December 31, 2004. There were no accounts receivable related to insurance claims at December 31, 2003.

Losses on Contractual Lease Agreements
      The Company is obligated under an operating lease for office space at its former headquarters in Herndon, Virginia, through April 2006. The Company’s total remaining cash obligation at December 31, 2004 under the lease was $2.1 million. The Company received rental income, sufficient to offset its lease expense through March 2002, after which time no rental income was received except $0.4 million in 2003. The Company is currently seeking a new sub-lessee for this office space.
      The Company recognized a $2.0 million liability at December 31, 2003 for costs that would continue to be incurred, without economic benefit to the Company, over the remaining term of its lease of this office space. During 2004, the Company used $1.4 million of the liability, reviewed its estimates and assumptions on a quarterly basis, and determined that an additional $0.5 million should be added to the liability, resulting in a $1.1 million balance at December 31, 2004. The liability was determined based on the remaining lease rentals, reduced by estimated sublease rentals that can be reasonably obtained for the property. The liability is included in other accrued liabilities on the accompanying Consolidated Balance Sheet, and the cost is included in sales, general and administrative on the accompanying Consolidated Statement of Operations.
      Management was required to make significant estimates and assumptions in determining this liability. These estimates and assumptions included an estimated three-month period, starting January 1, 2005, to find a sub-lessee for one-half of the building space and an eight-month period to find another sub-lessee for the remainder of the building space. The Company also estimated a 44% discount that would be provided to a suitable sub-lessee from the Company’s current monthly lease rentals. These assumptions were determined based upon consultation with the Company’s broker and in consideration of current market conditions for commercial office space in Herndon, Virginia and the metropolitan Washington, D.C. area.
      If the Company is not successful in finding a suitable sub-lessee in the anticipated timeframe or if the sublease rentals from a new sub-lessee are less than anticipated, the Company will be required to recognize an additional liability for these costs. This liability will be adjusted for changes, if any, resulting from revisions to estimated cash flows, measured using the credit-adjusted risk-free rate of 8% that was initially used to measure the liability.
      In November 2003, the Company agreed to convert the total amount due from the previous sub-lessee into equity, and received 5.1 million shares of common stock of the sub-lessee. This investment is not currently reflected on the Consolidated Balance Sheet, as management has determined that these shares have no value.

Impairment of Long-Lived Assets
      The Company reviews its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. To the extent that the future undiscounted net cash flows expected to be generated from an asset are less than the carrying amount of the asset, an impairment loss will be recognized based on the difference between the asset’s carrying amount and its estimated fair market value. In the third quarter of 2004, the Company analyzed the commercial resale market for DC-10 aircraft parts. In conjunction with this, the Company also completed a study to identify excess spare DC-10 aircraft parts as a result of a reduced DC-10 aircraft fleet, as well as further anticipated returns of DC-10 aircraft. Based on the findings, a $1.5 million asset impairment of DC-10 parts was recorded during 2004.

Legal Reserves
      The Company is subject to various legal proceedings and claims, the outcomes of which are subject to significant uncertainty. In the normal course of business, the Company is required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of possible losses. A determination of the amount of the reserves required, if any, for these contingencies is based on a careful analysis of each individual issue with the assistance of outside legal counsel. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in a settlement strategy in dealing with these matters. See Note 12 to the Consolidated Financial Statements for additional information.

Allowance for Doubtful Accounts and Bad Debt Expense
      In the normal course of business, the Company reviews its accounts receivable and uses judgment to assess its ability to collect these receivables. Based on this assessment, an allowance for doubtful accounts is maintained for specifically identified accounts receivable deemed to be uncollectible. For those receivables not specifically identified, an allowance is maintained based upon the Company’s historical collection experience and current economic conditions. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.
      During the year ended December 31, 2004, the Company recorded $2.5 million in bad debt expense related to revenues generated from a contract with TM Travel, as the Company determined that TM Travel would not be able to meet its financial obligations and its accounts receivable from TM Travel were uncollectible. During the year ended December 31, 2003, the Company recorded $1.9 million of bad debt expense associated with air services provided to Ritetime Aviation Services (“Ritetime”), as the Company determined that the accounts receivable from Ritetime would be uncollectible.

Employee Benefit Plans
      The Company provides a range of benefits to its employees and retired employees, including pensions, post-retirement health care and profit sharing. The annual amounts recorded within the Consolidated Financial Statements relating to these plans include various actuarial assumptions, such as discount rates, assumed rates of return on plan assets, compensation increases, turnover rates and health care cost trend rates. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. The Company believes that the assumptions utilized in recording its obligations under its plans, which are presented in Note 8 to the Consolidated Financial Statements, are reasonable based on advice from its actuaries.

Income Taxes
      The Company’s effective tax rate approximated 24.8%, 19.9% and 0% for the years ended December 31, 2004, 2003, and 2002, respectively.
      The Company’s effective tax rate is based on historical and anticipated future taxable income, statutory tax rates and tax planning opportunities available to the Company. Significant judgment is required in determining the effective tax rate and in evaluating the Company’s tax positions. Tax regulations require items to be included in the tax returns at different times than the items are reflected in the financial statements. As a result, the Company’s effective tax rate reflected in its Consolidated Financial Statements is different than that reported in its tax returns. Deferred tax assets generally represent items that can be used as a tax deduction or credit in the Company’s tax returns in future years for which it has already recorded the tax benefit in the Consolidated Financial Statements. Deferred tax liabilities generally represent tax expense recognized in the Company’s Consolidated Financial Statements for which payment has been deferred, or expense for which a deduction has already been taken on the Company’s tax returns but has not yet been recognized as an expense in its Consolidated Financial Statements.
      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowance at December 31, 2004. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.
Overview and Results of Operations

Overview
      The Company’s net earnings were $25.6 million for the year ended December 31, 2004, as compared to $15.3 million for the year ended December 31, 2003 and $2.0 million for the year ended December 31, 2002.
      The Company’s net earnings for 2004 increased significantly from 2003, due to the increase in operating revenue as well as aircraft cost savings year over year, offset primarily by increases in flight expenses, commissions, sales, general and administrative expenses and income taxes.

      The following table provides statistical data, used by management in evaluating the operating performance of the Company, for the years ended December 31, 2004, 2003 and 2002:

	2004		2003		2002

Block hours:
Full service passenger	26,930	56%	23,046	52%	21,226	56%
ACMI passenger	4,869	10%	4,412	10%	3,053	8%
Full service cargo	811	2%	9,182	21%	4,966	13%
ACMI cargo	14,058	30%	6,514	15%	8,049	21%
Miscellaneous	1,091	2%	918	2%	755	2%

Total	47,759	100%	44,072	100%	38,049	100%

Operating aircraft at year-end	16		18		16
Average available aircraft per day	16.0		16.9		15.8
Average daily utilization (block hours flown per day per aircraft)	8.1		7.1		6.6
      Our results for each of these years were negatively impacted by various significant transactions which are described below.
2004

•	Recording a provision for litigation of $2.6 million related to a claim of a German tour operator from 1996.

•	Recording $2.5 million of bad debt expense associated with air services provided to TM Travel Services, Inc. (“TM Travel”).

•	Recording a $1.5 million asset impairment of DC-10 parts.

•	$1.1 million of personnel costs primarily associated with contractual obligations arising from the retirement of the Company’s former Chairman/ CEO on May 6.

•	Increase in the Company’s effective tax rate from 19.9% to 24.8%.
2003

•	Recording a loss on debt extinguishment of $3.0 million due to the issuance, on December 30, 2003, of $25.5 million principal amount of the Company’s 8% Convertible Senior Subordinated Debentures due 2009 (the “Debentures”) in exchange for $22.5 million principal amount of then outstanding 8.0% Convertible Senior Subordinated Debentures due 2004 (the “Old Debentures”) and $3.0 million in cash. This represented the difference between the fair value of the Debentures and the carrying amount of the Old Debentures extinguished.

•	Recording $1.9 million of bad debt expense associated with air services provided to Ritetime Aviation Services (“Ritetime”).

•	Recording a $1.7 million liability for estimated losses based on contractual lease costs (reduced by estimated sub-lease rentals) that will continue to be incurred for the remaining term of the Company’s lease agreement for office space at its former headquarters in Herndon, Virginia.

•	Fees and expenses of $1.3 million paid due to termination of the Wells Fargo Foothill, Inc. loan facility (“Foothill loan facility”).

•	A $0.5 million write-off of deferred issuance fees related to the Foothill loan facility.
2002

•	Recording a $2.0 million liability to the federal government for the return in 2003 of a portion of the grant funds received under the Air Transportation Safety and System Stabilization Act.

•	Recording a $1.7 million liability for estimated losses based on contractual lease costs (reduced by estimated sub-lease rentals) that will continue to be incurred for the remaining term of the Company’s lease agreement for office space at its former headquarters in Herndon, Virginia.

•	Recording an $0.8 million receivable due from a lessor related to unused maintenance reserves.
      In 2004, the Company achieved profitability for the third consecutive year, and built a strong foundation for 2005 and the years ahead.
      The Company had the following achievements in 2004:

•	Completed the executive succession plan announced in February 2004.

•	Increased block hours by 8.4%.

•	Revenue surpassed $500 million for the first time, representing an increase of 6.1%.

•	Further diversified revenue mix by adding significant new cargo customers due to a resurgence of world demand for cargo in the Far East.

•	Decreased operating expense per block hour by 4.2%.

•	Decreased aircraft costs by $8.2 million, primarily due to the restructuring of existing leases and power-by-the-hour lease arrangements.

•	Increased operating income by 41.7% over the prior year.

•	Increased average daily aircraft utilization to 8.1 compared to 7.1 hours per day.

•	Significantly improved the balance sheet due to the conversion of $7.4 million of Debentures into Common Stock.

•	Achieved positive stockholders’ equity in 2004, compared to a stockholders’ deficiency every year since 1996.

•	Formed an insurance subsidiary, World Risk Solutions, to help control the Company’s insurance costs in 2005 and beyond.

•	Initiated steps for the formation of a holding company structure, with World Air Holdings being formally established in January 2005, which allows flexibility for potential growth and development.
      For 2005, the Company expects to achieve the following goals:

•	Continue to achieve consecutive profitable quarters.

•	Further diversify its revenue mix by adding more commercial passenger and cargo customers, while continuing to provide excellent service to the Company’s largest customer, the U.S. military.

•	Continue to actively manage the Company’s major cost categories (flight, maintenance, fuel and aircraft costs).

•	Seek additional aircraft lease cost reductions.

•	Improve the balance sheet through the conversion of all remaining Debentures into Common Stock.

•	Work on concluding a new collective bargaining agreement with its pilots.

•	Manage fleet plans to meet customer needs.
Results of Operations

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
      Operating Revenues. Operating revenues increased $29.1 million, or 6.1%, to $503.9 million in 2004 from $474.8 million in 2003. The higher operating revenue was primarily attributable to a $36.0 million increase in flying under the contract with the USAF, as well as an increase of $27.4 million in commercial cargo ACMI flying. These increases were offset by lower commercial cargo full-service revenue of $19.7 million and commercial passenger revenue of $13.9 million. Two key variables that impact the amount of operating revenues are listed below:

	2004	2003	Difference	% Change

Total block hours	47,759	44,072	3,687	8.4%
Revenue per block hour	$10,551	$10,774	$(223)	(2.1)%
      The revenue per block hour decreased on average due to the growth of ACMI cargo as a percentage of total block hours flown.
      Operating Expenses. Total operating expenses increased to $463.6 million in 2004 from $446.4 million in 2003, or 3.9% year over year. Below is information on the Company’s operating expense per block hour:

	2004	2003	Difference	% Change

Operating expense per block hour	$9,707	$10,129	$(422)	(4.2)%
      Flight expenses include all expenses related directly to the operation of the aircraft other than maintenance, aircraft rent, insurance and fuel. Also included are expenses related to flight dispatch and flight operations administration. Flight expenses increased $13.5 million, or 9.4%, in 2004 to $157.1 million from $143.6 million in 2003. Flight costs were higher primarily due to increases in the following areas:

•	$9.1 million in flight attendant costs; and

•	$6.2 million in cockpit crew costs.
      These increases were offset by a net $2.8 million decrease in catering/passenger/landing/handling expenses.
      These higher flight costs are directly attributable to the overall increase in total block hours. In addition, flight attendant block hours increased 15.9% year over year, as well as pilot and flight attendant headcount increases. Flight costs in 2004 also included $4.6 million of expense for crew profit sharing bonus, which is stipulated in the union contracts, compared to $3.7 million in 2003.
      Maintenance expenses stayed level at $76.0 million in 2004 compared to $75.5 million in the same period of 2003. The Company had decreases in the following areas:

•	$2.6 million in MD-11 engine overhaul expense;

•	$1.4 million in MD-11 landing gear overhaul expense; and

•	$1.3 million in lower aircraft parts rental.
      These decreases were offset by higher expenses related to:

•	$2.5 million for higher maintenance reserve payments;

•	$1.6 million in mechanics’ wages and personnel costs;

•	$1.5 million for asset impairment related to DC-10 aircraft parts; and

•	$0.8 million for thrust reverser overhauls.
      Aircraft costs decreased $8.2 million, or 9.6%, in 2004 to $77.2 million from $85.5 million in 2003. This decrease was due to the restructuring of several MD-11 leases, as well as the return of two DC-10 cargo aircraft in the first half of 2004. This decrease was partially offset by aircraft rents associated with two additional MD-11 aircraft. One aircraft was added at the end of the first quarter of 2003, and the other was added later in the year. Both are under power-by-the-hour operating leases.
      Fuel expenses decreased $2.0 million, or 2.6%, in 2004 to $74.5 million from $76.5 million in 2003. This decrease was primarily due to the lower military cargo block hours, compared to the previous year, coupled with the fact that military cargo block hours were contractually set at a higher rate per gallon. Fuel expense did increase in the fourth quarter of 2004 compared to the previous year. The FY 2005 AMC contract, which began on October 1, 2004, specified that fuel costs would be set at a higher rate per gallon than the prior year’s contract. Fluctuations in the price of fuel did not have a significant impact in 2004 because the Company’s contracts with its customers covered 95% of fuel purchased and thereby limited the Company’s exposure to increases in fuel prices.
      Commissions increased $5.9 million, or 34.0%, to $23.4 million in 2004 compared to $17.4 million in 2003. This increase was due to more military flying in 2004. In 2003, the Company was not required to pay commissions on USAF missions flown under the CRAF activation order.
      Sales, general and administrative expenses increased $8.1 million, or 20.2%, to $48.3 million in 2004 from $40.2 million in 2003. The increase in 2004 was primarily attributable to the following:

•	$4.4 million (net) of higher wages and benefits due primarily to:

–	July 2003 salary increases;

–	Increased headcount;

–	Higher worker’s compensation expense; and

–	Additional medical claims paid or accrued for administrative employees.

•	$2.6 million provision for litigation related to a claim of a German tour operator from 1996.

•	$2.5 million of bad debt expense related to air services provided to TM Travel;

•	$1.1 million higher accrual for profit sharing payments to administrative employees; and

•	$1.1 million of personnel costs primarily associated with contractual obligations arising from the retirement of the Company’s former Chairman/ CEO on May 6.
      These increases in 2004 were partially offset by the $0.9 million credit associated with a reduction in the accrued liability related to costs of exiting the former office space in Herndon, Virginia. In 2003, the Company recorded $1.9 million of bad debt expense associated with air services provided to Ritetime in the fourth quarter of 2003.
      Other Expense/ Net. Total other expense, net decreased by $3.1 million in 2004 compared with 2003. In 2003, the Company recorded the following:

•	A loss on debt extinguishment of $3.0 million due to the restructuring of the Company’s convertible senior subordinated debentures, which represented the difference between the fair value of the Debentures and the carrying amount of the Old Debentures extinguished;

•	Fees and expenses of $1.3 million paid due to termination of the Foothill loan facility; and

•	Write-off of $0.5 million of deferred issuance fees related to the Foothill loan facility.
      These decreases are offset by $1.4 million of expense in 2004 related to the amortization of guarantee fees, which are associated with the $30.0 million ATSB Loan closed on December 30, 2003.

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

	2003	2002	Difference	% Change

Total block hours	44,072	38,049	6,023	15.8%
Revenue per block hour	$10,774	$10,105	$669	6.6%
      The revenue per block hour increased on average due to a greater percentage of full service flights.
      Operating Expenses. Total operating expenses increased to $446.4 million in 2003 from $377.4 million in 2002, or 18.3% year over year. Below is information on the Company’s operating expense per block hour:

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
      Much of this increase was due to the 15.8% increase in block hours flown, the timing of scheduled maintenance checks as well as supporting two additional aircraft that were added to the fleet during 2003.
      Aircraft costs decreased $1.3 million, or 1.6%, in 2003 to $85.5 million from $86.8 million in 2002. This decrease was due to the purchase of a leased DC-10-30 aircraft in December 2002 for airframe and engine parts, offset by higher aircraft rent expense due to more block hours flown and additional aircraft in 2003.
      Fuel expenses increased $18.6 million, or 32.2%, in 2003 to $76.5 million from $57.9 million in 2002. This increase was due to more full-service block hours being flown, together with higher per-gallon costs. However, fluctuations in the price of fuel did not have a significant impact in 2003 on the Company’s operations because, in general, the Company’s contracts with its customers covered 96% of fuel purchased and thereby limited the Company’s exposure to increases in fuel prices.
      Sales, general and administrative expenses increased $7.5 million, or 23.1%, to $40.2 million in 2003 from $32.6 million in 2002. The increase in 2003 was primarily attributable to the following:

•	$2.4 million higher accrual for profit sharing payments to administrative employees;

•	$1.9 million of bad debt expense related to air services provided to Ritetime;

•	$1.8 million (net) of higher wages, fringe benefits, and payroll taxes; and

•	$0.8 million of higher outside service and professional fees.
      Other Expense/ Net. Total other expense, net increased by $4.2 million in 2003 compared with 2002. This increase was primarily due to the following:

•	Recording a loss on debt extinguishment of $3.0 million due to the restructuring of the Company’s convertible senior subordinated debentures. This represented the difference between the fair value of the Debentures and the carrying amount of the Old Debentures extinguished.

•	Fees and expenses of $1.3 million paid due to termination of the Foothill loan facility.

•	Write-off of $0.5 million of deferred issuance fees related to the Foothill loan facility.
Liquidity and Capital Resources
      At December 31, 2004, the Company had $50.0 million of cash and cash equivalents, compared to $30.5 million at December 31, 2003. Restricted cash was $4.9 million, which consisted of $4.8 million for letters of credit that had to be collateralized and $0.1 million of prepayments from customers for flights that are scheduled to be flown within 30 days of the balance sheet date. At December 31, 2003, the Company had $23.3 million of restricted cash. This was due to $18.8 million required to pay the principal and interest on the convertible debentures called for redemption on December 30, 2003 (which were redeemed on January 28, 2004), $3.4 million for letters of credit that were secured by collateral, and $1.1 million of prepayments from customers. Included in the restricted cash balance at December 31, 2004 is a $1.0 million letter of credit which was issued on behalf of TM Travel and provided to an insurance company to support surety bonds issued to the Department of Transportation (“DOT”) and the State of Hawaii. The DOT advised the Company that it was not going to renew TM Travel’s public charter prospectus beyond May 2, 2004. The surety bonds had been necessary for TM Travel to qualify as a public charter operator. No funds were drawn from the two surety bonds, and they expired in July 2004. The letter of credit was cancelled in the first quarter of 2005.
      At December 31, 2004, World Air Holdings’ current assets were $122.3 million and its current liabilities were $91.5 million. The ratio of the Company’s current assets to its current liabilities (“current ratio”) was 1.3:1. As of December 31, 2004, the Company had a $30.0 million ATSB Loan, payable in three annual principal payments of $6.0 million commencing December 2005 and a final payment of $12.0 million due in December 2008. The $6.0 million due in December 2005 is included in current liabilities. The Company also had outstanding long-term debt of $19.9 million consisting of the Debentures, which had a principal amount of $18.1 million and were due to mature in December 2009. However, in February 2005, World Air Holdings issued notice to the holders of its Debentures that it had elected to redeem for cash all of the outstanding Debentures on March 24, 2005, as the Company met the conditions for redemption. The holders of the Debentures had until the close of business on March 22, 2005 to exercise their conversion rights at a conversion price of $3.20 per share. All of the Debentures were converted by March 22, 2005. In addition, the Company has significant long-term obligations relating to operating leases for aircraft and spare engines.
      The following table presents aggregated information about the Company’s contractual obligations at December 31, 2004:

	Payments Due by Period

			2-3	4-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

	(In thousands)
Convertible Senior Subordinated Debt	$18,113	$—	$—	$18,113	$—
Operating leases	192,577	65,636	64,288	31,366	31,287
Term Loan	30,000	6,000	12,000	12,000	—
Accrued Post-Retirement Benefits	4,849	279	740	999	2,831

Total	$245,539	$71,915	$77,028	$62,478	$34,118

      Two MD-11 leases, which at December 31, 2003 had expiration dates in 2021, were restructured in the first quarter of 2004 and have new lease terms that will expire in 2011. The reduction in the lease terms for these two aircraft lowered the Company’s operating lease contractual obligations, which reduction is reflected in the table above.
      In prior years, the Company paid amounts less than its contractual aircraft rent obligations in order to conserve cash. The Company continued to recognize expense for the full amount of its contractual rent payments due. The accrual for unpaid contractual rent obligations was $1.7 million and $8.9 million at December 31, 2004 and 2003, respectively. This accrual is included as accrued rent in the current liabilities section of the Consolidated Balance Sheet. The Company’s aircraft lessors agreed to amended terms of the aircraft lease agreements to provide for the repayment of the unpaid contractual rent obligations. During the second quarter of 2004, the Company paid $7.2 million of this liability based on 2003 earnings. In 2005, the Company will be repaying the remaining $1.7 million of this liability based on 2004 net earnings.
      In the first quarter of 2004, the Company reached an agreement with one of its MD-11 lessors to restructure certain leases. In exchange for reduced fixed monthly lease rates, the Company agreed to an annual restructuring fee based on net income. Payments commence in 2005 based on 2004 results, and continue through the lease terminations in 2011, which will be paid in 2012. Over the term of the agreement, the total obligation of the Company is limited to no more than $24.2 million on a cumulative basis. In individual years, the cash disbursement is capped at $1.6 million in 2005, $3.6 million per year for 2006 through and including 2011, and $1.0 million in 2012. Although cash disbursements are capped each year, due to the cumulative nature of the agreement, expense recognized in a given year may exceed the cash obligation to be disbursed in the following year. For 2004, expense recorded for this obligation totaled $4.5 million. The current portion of the liability, $1.6 million, is reflected in the current liabilities section of the Consolidated Balance Sheet and the remainder of $2.9 million is shown as a long-term liability.
      The Company is subject to the following restrictions related to its debt and lease instruments:

•	The Company is limited in its ability to obtain additional financing. Its indebtedness outstanding under its $30.0 million ATSB Loan is secured by substantially all of the Company’s assets. In addition, the ATSB Loan contains restrictive provisions that require prepayments in the event the Company sells any significant assets, receives proceeds from future borrowings from other sources or issuances of certain securities, or receives net proceeds from insurance or condemnation.

•	The Company’s ability to fund general corporate requirements, including capital expenditures, may be impaired. The Company has substantial obligations to pay principal and interest on its debt and other recurring fixed costs. Further, the Company may be required to prepay portions of the ATSB Loan under various circumstances. Accordingly, the Company may have to use its working capital to fund such payments and other recurring fixed costs instead of funding general corporate requirements.

•	The Company’s ability to respond to competitive developments and adverse conditions may be limited. With a restricted ability to obtain additional financing and with substantial fixed costs, the Company may not be able to fund the capital expenditures required to remain competitive or to withstand prolonged adverse economic conditions.
      The ATSB Loan and the operating leases relating to some of its aircraft contain restrictive covenants that impose significant operating and financial restrictions on the Company. Under the agreement governing the ATSB Loan, the Company is subject to certain covenants pursuant to which it must satisfy various financial requirements to maintain a certain amount of unrestricted cash or cash equivalents and to comply with certain financial ratios. In addition, the agreement governing the ATSB Loan also contains a number of negative covenants, including, but not limited to, restrictions on:

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
      These restrictions and requirements may limit the Company’s financial and operating flexibility. In addition, if the Company fails to comply with these restrictions or to satisfy the related covenant requirements, its obligations under the ATSB Loan and its operating leases may be accelerated. The Company cannot provide assurance that it could satisfy all of these obligations upon acceleration. The failure to satisfy these obligations would materially adversely affect the Company’s business, operations, financial results or liquidity.
      Although there can be no assurances, the Company believes that the combination of its existing contracts and additional business that it expects to obtain, along with its existing cash and financing arrangements, will be sufficient to allow the Company to meet its cash requirements related to operating and capital requirements through 2005.

Cash Flows from Operating Activities
      Operating activities provided $25.2 million in cash for the year ended December 31, 2004 as compared to $6.9 million in 2003. The cash provided in 2004 principally reflects the $25.6 million net earnings, a $15.5 million increase in cash due to changes in operating assets and liabilities excluding trade accounts receivable, and net non-cash statement of operations charges of $5.0 million, less a $20.9 million decrease due to trade accounts receivable increasing.

Cash Flows from Investing Activities
      Investing activities used $2.0 million in cash for the year ended December 31, 2004, compared to using $2.8 million in 2003. In 2004 and 2003, cash was used to purchase new rotable spare parts, computer equipment, leasehold improvements and other fixed assets.

Cash Flows from Financing Activities
      Financing activities used $3.7 million in cash for the year ended December 31, 2004, compared to generating $5.5 million in 2003. In 2004, the Company used $7.2 million to repay its deferred aircraft rent obligations, offset by $4.0 million of proceeds the Company received from the exercise of warrants and stock options. Significant items in 2003 included the receipt by the Company of $30.0 million from the ATSB Loan, offset by the use of $17.1 million of cash to terminate the Foothill credit facility and $8.4 million to repay deferred aircraft rent obligations.

Capital Commitments/ Financing Developments
      On December 30, 2003, the Company closed the $30.0 million ATSB Loan of which $27.0 million (“Tranche A Loan”) is guaranteed by the ATSB and $3.0 million (“Tranche B Loan”) is guaranteed by another third party. The Company’s obligations under the loan agreement are secured by substantially all of the assets of the Company and its subsidiaries. The Tranche A Loan bears an interest rate equal to the lender’s weighted average cost of issuing commercial paper plus 0.5% per annum. The Tranche B Loan bears interest at a rate equal to LIBOR plus 1.0% per annum. Interest on the ATSB Loan is payable semi-annually on June 12th and December 12th of each year. At December 31, 2004, the blended rate on both Tranches approximated 2.27%. The Company is required to pay semi-annually in advance guarantee fees commencing on the date of the closing of the ATSB Loan (a) to the ATSB at an annual rate of 4.5% of the principal amount of the Tranche A Loan scheduled to be outstanding for the interest periods ending on June 12 and December 12, 2004, increasing by 0.5% each year for subsequent semi-annual interest periods through December 12, 2008; and (b) to the guarantor of the Tranche B Loan at an annual rate of 3.0% of the principal amount of the Tranche B Loan scheduled to be outstanding for the interest periods ending on June 12th and December 12th through December 12, 2008. The principal amount of the ATSB Loan will be repaid in three annual installments of $6.0 million each, commencing on December 12, 2005, and a final fourth installment of $12.0 million due on December 12, 2008. At December 31, 2004, the $6.0 million that is due in December 2005 is reflected as a current liability in the Consolidated Balance Sheet.
      On December 30, 2003, in connection with the closing of the ATSB Loan, the Company terminated the Foothill loan facility. The Company repaid all borrowings outstanding with Foothill, incurred $1.3 million of fees and expenses connected with the early termination of the loan facility and wrote off $0.5 million of deferred issuance fees.
      In addition, on December 30, 2003, the Company issued $25.5 million aggregate principal amount of the Debentures in exchange for $22.5 million aggregate principal amount of its then outstanding Old Debentures and $3.0 million in cash. The Company called for redemption the remainder, or $18.0 million aggregate principal amount, of its Old Debentures and redeemed the Old Debentures on January 28, 2004. Interest on the Debentures was payable semi-annually on June 30th and December 30th of each year. The Debentures were convertible, at any time, into the Company’s Common Stock at a conversion price of $3.20 per share. The Debentures were redeemable by the Company at 100% of the principal amount on or after December 30, 2004 if the average closing price of the Company’s Common Stock was equal to or greater than 200% of the conversion price for 20 of 30 consecutive trading days, and on or after December 30, 2005 if the average closing price of the Company’s Common Stock was equal to or greater than 150% of the conversion price for 20 of 30 consecutive trading days. On or after December 30, 2006, the Debentures were redeemable at any time at 100% of the principal amount regardless of the stock price. In February 2005, after satisfying the requirement applicable to the redemption of the Debentures on or after December 30, 2004, World Air Holdings issued notice to the holders of its debentures that it had elected to redeem for cash all of the outstanding Debentures on March 24, 2005, plus any accrued and unpaid interest. The holders of the Debentures had until the close of business on March 22, 2005 to exercise their conversion rights at a conversion price of $3.20 per share, plus any accrued and unpaid interest. All of the outstanding Debentures were converted by March 22, 2005.
      At December 31, 2004, the Company had $4.6 million of letters of credit outstanding, which were collateralized by $4.8 million of restricted cash. In 2004, the Company moved its current outstanding letters of credit to Wachovia Bank, N.A. (“Wachovia”). Letters of credit with Wachovia are subject to a fee of 0.75% of the face amounts of the letters of credit issued and outstanding, and their terms are one year or less.
      The FAA has issued and proposed a number of Airworthiness Directives (“ADs”) that will require the Company to make modifications to its aircraft. They are as follows:

•	the replacement of insulation blankets on the Company’s MD-11 aircraft by June 2005 that is expected to cost approximately $0.4 million per aircraft (approximately 90% of this work has been completed at December 31, 2004);

•	the installation of enhanced ground proximity warning systems in its aircraft by March 2005 that is expected to cost approximately $77,000 per MD-11 and $129,000 per DC-10-30 aircraft, with one MD-11 and three DC-10 yet to undergo modification;

•	the modification of thrust reversers on the Company’s DC-10-30 aircraft by October 2006 that is estimated to cost approximately $0.6 million per aircraft and is scheduled on two DC-10 aircraft; and

•	the replacement of the ring case located in the compressor area of the Company’s MD-11 engines, with two-thirds to be accomplished by August 2006 and the remainder by June 2009, and is expected to cost approximately $0.3 million per engine.

      The Company expects to finance the cost of compliance with ADs through internally generated funds. The estimated future total cost of these modifications based on the Company’s current fleet is $10.6 million as of December 31, 2004.
      World Air Holdings’ capital expenditures for 2005, other than the cost of ADs, are currently expected to be approximately $6.7 million, principally for the purchase of aircraft related assets as well as installation of satellite communication equipment in all of the Company’s MD-11 aircraft, which will totally automate voice and data exchange from the aircraft to the Company’s operations center and data bases. The Company expects to finance these capital expenditures from working capital.
Recently Issued Accounting Standards
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29 (“SFAS No. 153”). SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets in eliminating the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replacing it with an exception for exchanges that do not have commercial substance. SFAS No. 153 indicates a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 will be effective for non-monetary asset exchanges in fiscal years beginning after June 15, 2005, with earlier application permitted. The Company has not completed evaluating the impact of the adoption of SFAS No. 153, but does not expect any material impact on its consolidated results of operations, financial condition and cash flows.
      In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS No. 123(R)”), Share-Based Payment. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award — the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met. A public entity will initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. SFAS No. 123(R) is effective for all periods beginning after June 15, 2005. As of the required effective date, all public entities will apply this Statement using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123(R) for either recognition or pro forma disclosures. For periods before the required effective date, entities may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by Statement 123(R). The Company has not completed evaluating the impact of SFAS No. 123(R).
Other Matters

Inflation
      The Company believes that neither inflation nor changing prices have had a material effect on the Company’s results of operations during the past three years.

Corporate Headquarters
      In 2004, the company that owned the building containing World Air Holdings’ corporate headquarters, of which World Airways’ previous Chairman and CEO is a principal, sold the building to a real estate investment trust. In conjunction with this transaction, the Company executed a new 15-year lease that provides for reduced rental rates and increased flexibility for expansion. Before approving the terms of the new lease, the Company’s Board of Directors retained both an independent outside law firm to provide a comparative analysis as well as a national, commercial real estate firm to independently verify that the new lease terms did not have a material incremental financial impact on the Company. Obligations for rent under the lease aggregating $12.1 million at December 31, 2004 are included with the future lease payments for operating leases in Note 6 to “Notes to Consolidated Financial Statements” in Item 8.
      In June 2003, the Georgia Department of Revenue approved the Company’s application for the Georgia Headquarters Job Tax Credit (the “HQC”). The HQC is available for corporate taxpayers (a) establishing or relocating their headquarters to Georgia, (b) investing a minimum of $1 million in certain property, and (c) employing a minimum number of new full-time employees in the State of Georgia that pay at or above a required wage level. This credit may be used for either corporate state income tax or payroll withholding tax. The Company recorded $340,000 and $760,000 of tax credits in 2003 and 2004, respectively. If the Company continues to meet the statutory requirements for each year that it is eligible, its total potential net estimated benefit could be in excess of $2.0 million on a pre-tax basis.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      World Air Holdings does not have any material exposure to market risks.
      With respect to interest rate risks at December 31, 2004, interest rates on the Company’s $18.1 million long-term convertible debt obligations due in December 2009 were fixed. Under the ATSB Loan, based on the balance outstanding at December 31, 2004, each 1% change in the benchmark interest rate would have increased or decreased the Company’s pre-tax annual interest cost by approximately $300,000. The principal amount of the term loan will be repaid in three annual installments of $6.0 million each, commencing on December 12, 2005, and a final fourth installment of $12.0 million due on December 12, 2008. At December 31, 2004, the $6.0 million that is due in December 2005 is reflected as a current liability in the Consolidated Balance Sheet. At December 31, 2004, the Company had $4.6 million of letters of credit outstanding, which were collateralized by $4.8 million of restricted cash. Letters of credit are subject to a fee of 0.75% of the face amount of the letters of credit. See Note 5 of “Notes to the Consolidated Financial Statements” in Item 8. The Company has not entered into any obligations for trading purposes.
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

Item 8.	Financial Statements and Supplementary Data.
WORLD AIR HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	(In thousands)
ASSETS
Current assets
Cash and cash equivalents	$49,956	$30,535
Restricted cash	4,926	23,290
Accounts receivable, less allowance for doubtful accounts of $209 in 2004 and $196 in 2003	52,382	31,446
Prepaid expenses and other current assets	8,335	7,721
Deferred tax assets	6,685	—

Total current assets	122,284	92,992
Equipment and property
Flight and other equipment	84,514	86,346
Less: accumulated depreciation and amortization	51,321	47,382

Net equipment and property	33,193	38,964
Long-term deposits	18,237	17,664
Other assets and deferred charges, net of amortization of $2,019 in 2004	5,603	7,681

Total assets	$179,317	$157,301

WORLD AIR HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS — (Continued)

	December 31,

	2004	2003

	(In thousands except
	share amounts)
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities
Current maturities of long-term debt	$6,000	$18,000
Current portion of deferred rent	3,242	1,792
Accounts payable	35,482	28,167
Accrued rent	5,489	9,881
Unearned revenue	6,293	3,546
Accrued maintenance	4,179	2,791
Accrued salaries, wages and profit sharing	20,463	16,957
Accrued taxes	8,482	2,581
Other accrued liabilities	1,861	2,506

Total current liabilities	91,491	86,221

Long-term debt, net of current maturities	43,879	58,534
Deferred gain from sale-leaseback transactions, net of accumulated amortization of $4,269 in 2004 and $3,137 in 2003	1,645	2,777
Accrued post-retirement benefits	4,081	3,583
Deferred tax liability	2,208	—
Deferred rent, net of current portion	5,615	14,216

Total liabilities	148,919	165,331

Stockholders’ equity (deficiency)
Preferred Stock, $.001 par value (5,000,000 shares authorized and no shares issued or outstanding)	—	—
Common Stock, $.001 par value (100,000,000 shares authorized; 17,430,023 shares issued and 16,348,780 outstanding in 2004; 12,502,441 shares issued and 11,421,198 outstanding in 2003)	18	13
Additional paid-in capital	42,712	29,876
Retained earnings (accumulated deficit)	525	(25,062)
Treasury stock, at cost (Common Stock — 1,081,243 shares in 2004 and 2003)	(12,857)	(12,857)

Total stockholders’ equity (deficiency)	30,398	(8,030)

Commitments and contingencies (Note 12)	—	—
Total liabilities and stockholders’ equity (deficiency)	$179,317	$157,301

See accompanying Notes to Consolidated Financial Statements

WORLD AIR HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2004	2003	2002

	(In thousands except per share
	amounts)
Operating revenues
Flight operations	$501,698	$471,824	$382,509
Other	2,202	3,026	1,980

Total operating revenues	503,900	474,850	384,489

Operating expenses
Flight	157,147	143,640	116,012
Maintenance	76,004	75,513	59,628
Aircraft costs	77,243	85,487	86,834
Fuel	74,474	76,488	57,864
Flight operations subcontracted to other carriers	1,812	2,454	2,087
Commissions	23,352	17,433	15,834
Depreciation and amortization	5,283	5,239	4,525
Sales, general, and administrative	48,302	40,168	32,631
Airline stabilization act grant repayment	—	—	1,952

Total operating expenses	463,617	446,422	377,367

Operating income	40,283	28,428	7,122
Other income (expense)
Interest expense	(5,139)	(5,223)	(4,690)
Interest income	584	370	575
Other, net	(1,696)	(4,452)	(966)

Total other, net	(6,251)	(9,305)	(5,081)

Earnings before income tax expense	34,032	19,123	2,041
Income tax expense	8,445	3,802	—

Net earnings	$25,587	$15,321	$2,041

Basic earnings per share:
Net earnings	$1.95	$1.37	$0.18

Weighted average shares outstanding	13,095	11,224	11,073

Fully diluted earnings per share:
Net earnings	$1.09	$0.95	$0.18

Weighted average shares outstanding	24,591	17,783	11,073

See accompanying Notes to Consolidated Financial Statements

WORLD AIR HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
Years ended December 31, 2004, 2003, and 2002

		Additional	Accumulated	Treasury	Total
	Common	Paid-In	Earnings/	Stock,	Stockholders’
	Stock	Capital	(Deficit)	at Cost	Equity/Deficiency

	(In thousands except share amounts)
Balances at December 31, 2001	$12	$24,165	$(42,424)	$(12,857)	$(31,104)
Exercise of 11,200 stock options	—	11	—	—	11
Accrual of changes in Employee Salary Exchange Program (145,000 shares)	—	—	—	—	—
Amortization of warrants	—	185	—	—	185
Net earnings and comprehensive earnings	—	—	2,041	—	2,041

Balances at December 31, 2002	12	24,361	(40,383)	(12,857)	(28,867)

Exercise of 344,100 stock options	1	298	—	—	299
Fair market value of warrants issued	—	4,792	—	—	4,792
Tax benefit of stock option exercises	—	240	—	—	240
Amortization of warrants	—	185	—	—	185
Net earnings and comprehensive earnings	—	—	15,321	—	15,321

Balances at December 31, 2003	13	29,876	(25,062)	(12,857)	(8,030)

Exercise of 1,583,088 stock options	2	1,505	—	—	1,507
Exercise of warrants for 1,021,994 shares	1	2,499	—	—	2,500
Tax benefit of stock option exercises	—	1,221	—	—	1,221
Amortization of warrants	—	185	—	—	185
Issuance of 2,322,500 shares for debt conversions	2	7,426	—	—	7,428
Net earnings and comprehensive earnings	—	—	25,587	—	25,587

Balances at December 31, 2004	$18	$42,712	$525	$(12,857)	$30,398

See accompanying Notes to Consolidated Financial Statements

WORLD AIR HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Cash and cash equivalents at beginning of year	$30,535	$20,839	$18,878
Cash flows from operating activities:
Net earnings	25,587	15,321	2,041
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	5,283	5,239	4,525
Deferred gain recognition	(1,132)	(1,132)	(2,187)
Impairment of equipment and property	1,500	—	—
Loss on disposals of equipment and property	987	408	1,085
Tax benefit of stock option exercises	1,221	240	—
Amortization of warrants and debt issuance costs	2,019	943	258
Deferred income taxes	(4,750)	—	—
Provision for doubtful accounts	13	(59)	(695)
Loss on debt extinguishment	—	2,989	—
Other	(169)	185	(896)
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Accounts receivable	(20,949)	(2,996)	(2,477)
Restricted cash	364	(22,625)	(3)
Deposits, prepaid expenses and other assets	(1,187)	(1,461)	336
Accounts payable, accrued expenses and other liabilities	13,616	7,289	4,878
Unearned revenue	2,747	2,570	(2,424)

Net cash provided by operating activities	25,150	6,911	4,441

Cash flows from investing activities:
Purchases of equipment and property	(2,034)	(2,773)	(5,184)
Proceeds from disposals of equipment and property	35	18	164

Net cash used in investing activities	(1,999)	(2,755)	(5,020)

Cash flows from financing activities:
Decrease in notes payable	—	(17,096)	(2,659)
Decrease in restricted cash due to repayment of debt	18,000	—	—
Repayment of debt	(18,000)	—	(2,096)
Deferral (repayment) of aircraft rent obligations	(7,196)	(8,418)	7,284
Proceeds from issuance of debentures due in 2009, net of debentures due in 2004 exchanged	—	3,000	—
Proceeds from issuance of ATSB guaranteed term loan	—	30,000	—
Payment of debt issuance costs	(541)	(2,245)	—
Proceeds from exercise of stock options	1,507	299	11
Proceeds from exercise of warrants	2,500	—	—

Net cash provided (used) by financing activities	(3,730)	5,540	2,540

Net increase in cash and cash equivalents	19,421	9,696	1,961

Cash and cash equivalents at end of year	$49,956	$30,535	$20,839

See accompanying Notes to Consolidated Financial Statements

WORLD AIR HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies

Organization
      The accompanying consolidated financial statements include the accounts of World Air Holdings, Inc. (“World Air Holdings” or the “Company”) and its wholly-owned subsidiaries, World Airways, Inc. (“World Airways”) and World Risk Solutions, Ltd. (“World Risk Solutions”). World Airways Parts Company LLC is a wholly-owned subsidiary of World Airways. All significant inter-company accounts and transactions have been eliminated.
      Effective January 10, 2005, World Airways was reorganized into a holding company structure, which was effected through a merger conducted pursuant to Section 251(g) of the General Corporation Law of the State of Delaware, which does not require stockholder approval. The charter and bylaws of World Air Holdings are the same as the previous charter and bylaws of World Airways, and the directors of World Air Holdings are the same as the directors of World Airways. All of the outstanding shares of common stock of World Airways, par value $.001 per share, were converted on a share-for-share basis into shares of common stock of World Air Holdings, par value $.001 per share (the “Common Stock”), and all stockholders of World Airways became stockholders of World Air Holdings through a non-taxable transaction. Stock certificates representing shares of common stock of World Airways are deemed to represent shares of Common Stock of World Air Holdings until exchanged in the ordinary course as a result of transfers for stock certificates bearing the name of World Air Holdings.
      World Airways was organized in March 1948 and is a U.S. certificated air carrier. Air transportation operations account for 100% of World Air Holdings’ operating revenue. World Airways provides long-range passenger and cargo charter and wet lease air transportation, serving the U.S. Government, international passenger and cargo air carriers, tour operators, international freight forwarders and cruise ship companies (see Note 10). World Risk Solutions, a Bermuda corporation, was formed in November 2004, with the objective of providing certain insurance cost savings, enhanced risk management programs, and better loss control practices to the Company. Management will elect to report World Risk Solutions as a taxable entity in the United States.

Financial Statement Reclassifications
      Certain items in the prior year financial statements included herein have been reclassified to conform to the 2004 financial statement presentation.

Segment Information
      World Airways operates within one segment, the air transportation industry.

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

WORLD AIR HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Restricted cash consists of amounts required for letters of credit that have to be secured by cash collateral, and prepayments from customers for flights that are scheduled to be flown within 30 days of the balance sheet date. The restricted cash as of December 31, 2003 also included amounts required to pay the principal and interest on the convertible debentures called for redemption on December 30, 2003.

Fair Value of Financial Instruments
      The following methods and assumptions were used to estimate the fair value of each class of financial instruments at December 31, 2004.

•	Cash and cash equivalents; restricted cash; accounts receivable; accounts payable; and accrued expenses
        The carrying value approximates fair value because of the short maturity of these financial instruments.

•	Long-term Debt
        The estimated fair value of the Company’s variable rate $30 million term loan facility approximates the carrying value of the debt since the variable interest rates are market based, and the Company believes such debt could be refinanced on materially similar terms.
        Note 5 to the Consolidated Financial Statements contains information about the carrying value and fair value determination at inception with respect to the Company’s 8.0% Convertible Senior Subordinated Debentures due in 2009 (the “Debentures”). These Debentures, in the principal amount of $25.5 million, were recorded at their estimated fair market value of $28.5 million at the time of their issuance on December 30, 2003. During 2004, conversions reduced the principal amount of the Company’s outstanding Debentures by $7.4 million. In February 2005, World Air Holdings issued notice to the holders of its Debentures that it had elected to redeem for cash all of the Debentures on March 24, 2005 (the “Redemption Date”), as the Company had met the conditions for redemption. The debenture holders had until the close of business on March 22, 2005 to exercise their conversion rights at a conversion price of $3.20 per share plus accrued and unpaid interest to the Redemption Date. All of the outstanding Debentures were converted by March 22, 2005. The $19.9 million carrying value of the Debentures at December 31, 2004 approximates the fair value of these financial instruments because of the short period of time to the date fixed for redemption.

•	Long-Term Operating Deposits
        Long-term operating deposits of $18.2 million at December 31, 2004 consisted of aircraft and engine (flight equipment) deposits of $17.8 million and building and miscellaneous deposits of $0.4 million. At December 31, 2003, long-term operating deposits of $17.7 million consisted of aircraft and engine deposits of $16.2 million and building and miscellaneous deposits of $1.5 million.

Revenue Recognition
      Revenues are recognized as air transportation services are provided.

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

WORLD AIR HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
liabilities of a change in tax rates is recognized in the financial statements in the period that includes the enactment date.

Earnings Per Share
      Basic earnings (loss) per share is computed by dividing net earnings by the weighted average number of shares outstanding during the period. Diluted earnings per share include the effects of common equivalent shares outstanding during the period.

	2004

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic EPS
Earnings available to common stockholders	$25,587	13,095	$1.95

Effect of Dilutive Securities
Warrants	—	1,992
Options	—	1,842
8% convertible debentures	1,290	7,662
Profit sharing	(90)	—
Amortization of debt issuance costs	183	—
Aircraft lease restructuring fees	(273)	—

Diluted EPS
Earnings available to common stockholders plus assumed conversions	$26,697	24,591	$1.09

	2003

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic EPS
Earnings available to common stockholders	$15,321	11,224	$1.37

Effect of Dilutive Securities
Warrants	—	2
Options	—	1,986
8% convertible debentures	2,060	4,571
Amortization of debt issuance costs	109	—
Profit sharing	(587)	—

Diluted EPS
Earnings available to common stockholders plus assumed conversions	$16,903	17,783	$0.95

      Basic and diluted earnings per share for fiscal 2002 were the same.
      The Company has amended its fully diluted EPS calculation to conform to the applicable guidance provided by SFAS No. 128, Earnings Per Share. Consistent with the Company’s previous fully diluted EPS calculation, the earnings numerator is increased by the interest expense savings resulting from the assumed conversion of the Company’s convertible debentures. Based upon the assumed conversion of the convertible debentures, the amended calculation increases the earnings numerator by the resulting amortization expense

WORLD AIR HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
savings associated with the capitalized debt issuance cost, and decreases the earnings numerator by the additional profit sharing expense and lease restructuring fees which would result from increased earnings related to interest expense and amortization expense savings. Management has determined that this revision did not cause the Company’s Consolidated Financial Statements for the years ended December 31, 2004 and 2003, and for certain of the quarters within those years, taken as a whole, to be materially misleading. The following table shows the effect of the revision on the previously reported fully diluted EPS calculations.

	2004

Fully Diluted EPS	Q1	Q2	Q3	Q4	YTD
As Previously Reported	0.34	0.13	0.31	0.32	1.08
Revised	0.34	0.12	0.31	0.32	1.09

Variance	—	0.01	—	—	(0.01)

	2003

Fully Diluted EPS	Q1	Q2	Q3	Q4	YTD
As Previously Reported	0.47	0.44	0.11	0.06	0.98
Revised	0.44	0.42	0.11	0.06	0.95

Variance	(0.03)	(0.02)	—	—	(0.03)

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
      Major improvements to capital equipment, including those performed in response to Airworthiness Directives (“ADs”) issued by the Federal Aviation Administration, are capitalized at cost. Modifications, including those in response to ADs, and routine maintenance and repairs are expensed as incurred.
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

Impairment of Long-Lived Assets
      The Company reviews its long-lived assets used in operations for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. To the extent that the future undiscounted net cash flows expected to be generated from an asset are less than the carrying amount of the asset, an impairment loss will be recognized based on the difference between the asset’s carrying amount and its estimated fair market value. In the third quarter of 2004, the Company analyzed the commercial resale market for DC-10 aircraft parts. In conjunction, the Company also completed a study to identify excess spare

WORLD AIR HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
DC-10 aircraft parts as a result of a reduced DC-10 aircraft fleet, as well as further anticipated returns of DC-10 aircraft. Based on the findings, a $1.5 million asset impairment of DC-10 parts was recorded during 2004.

Exit or Disposal Costs
      Liabilities for costs associated with an exit or disposal activity are recognized and measured at their fair value in the period in which the liability is incurred. Liabilities for costs to terminate a contract before the end of its term are recognized and measured at their fair value when the Company terminates the contract in accordance with the contract terms. Liabilities for costs that will continue to be incurred under a contract for its remaining term without economic benefit to the Company are recognized and measured at their fair value when the Company ceases using the right conveyed by the contract. If the contract is an operating lease, the fair value of the liability at the cease-use date is determined based on the remaining lease rentals, reduced by the estimated sublease rentals that can be reasonably obtained for the property.

Other Assets and Deferred Charges
      Debt issuance costs are amortized on a straight-line basis over the period the related debt is expected to be outstanding.
      The fair market value of the warrants issued to the Air Transportation Stabilization Board in connection with the loan guarantee was recorded as a long-term other asset and amortized to December 2008 using the interest method (see Note 5).

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

Accounting for Stock-Based Compensation
      At December 31, 2004, the Company had three stock-based compensation plans, which are described more fully in Note 8. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net earnings because all options granted under those plans had an exercise price equal to the market value of the underlying Common Stock on the date of grant. The following table illustrates the effect on net earnings and earnings per

WORLD AIR HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation (in thousands, except share data):

	Year Ended December 31,

	2004	2003	2002

Net earnings, as reported	$25,587	$15,321	$2,041
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(810)	(528)	(877)

Pro forma net income	24,777	14,793	1,164
Earnings per share
Basic — as reported	$1.95	$1.37	$0.18
Basic — pro forma	$1.89	$1.32	$0.11
Diluted — as reported	$1.09	$0.95	$0.18
Diluted — pro forma	$1.05	$0.92	$0.07
      The per share weighted-average fair value of stock options granted during 2004, 2003 and 2002 was $3.88, $1.08, and $0.86, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

	2004	2003	2002

Expected dividend yield	0%	0%	0%
Risk-free interest rate	3.8%	3.1%	4.1%
Expected life (in years)	4.7	5.2	4.9
Expected volatility	79%	102%	141%

Other Comprehensive Income
      The Company reports comprehensive income in its Consolidated Statement of Changes in Stockholders’ Equity (Deficiency). For the three years ended December 31, 2004, there were no items of other comprehensive income or loss for the Company.

Recently Issued Accounting Standards
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29 (“SFAS No. 153”). SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets in eliminating the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replacing it with an exception for exchanges that do not have commercial substance. SFAS No. 153 indicates a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 will be effective for non-monetary asset exchanges in fiscal years beginning after June 15, 2005, with earlier application permitted. The Company has not completed evaluating the impact of the SFAS No. 153, but does not expect any material impact on its consolidated results of operations, financial condition and cash flows.
      In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS No. 123(R)”), Share-Based Payment. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award — the requisite service period (usually the vesting period). No compensa-

WORLD AIR HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
tion cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met. A public entity will initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. SFAS No. 123(R) is effective for all periods beginning after June 15, 2005. As of the required effective date, all public entities will apply this Statement using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123(R) for either recognition or pro forma disclosures. For periods before the required effective date, entities may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by Statement 123(R). The Company has not completed evaluating the impact of SFAS No. 123(R).

2.	Supplemental Information — Statements of Cash Flows
      Additional information pertaining to certain cash payments and non-cash investing and financing activities is as follows (in thousands):

	Years Ended December 31,

	2004	2003	2002

Cash paid for:
Interest	$3,121	$4,662	$3,407

Income taxes	$6,981	$3,819	$—

3.	Prepaid Expenses and Other Current Assets
      Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,

	2004	2003

Prepaid insurance	$2,884	$1,453
Prepaid rent	1,881	3,109
Prepaid fuel	1,780	—
Deposits	725	2,293
Other	1,065	866

Total	$8,335	$7,721

WORLD AIR HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Other Assets and Deferred Charges
      Other assets and deferred charges consist of the following (in thousands):

	December 31,

	2004	2003

Fair market value of ATSB warrants	$4,792	$4,792
Debt issuance costs — convertible debt due in 2009	1,397	1,507
Debt issuance costs — term loan due in 2008	1,433	1,262
Other	0	120

	7,622	7,681
Accumulated amortization	(2,019)	—

Total	$5,603	$7,681

5.	Long-term Debt
      The Company’s long-term debt, including current maturities thereof, at December 31 is as follows (in thousands):

	2004	2003

Term loan, with variable interest payable semi-annually and three annual principal payments of $6.0 million commencing December 2005, with a final payment of $12.0 million due in December 2008	$30,000	$30,000
Convertible senior subordinated debentures due December 2009 — principal amount of $18.1 and $25.5 million, respectively, with interest at 8% payable semi-annually	19,879	28,534
Convertible senior subordinated debentures due August 2004, the balance of which were called on December 30, 2003 with a redemption date of January 28, 2004 — with interest at 8% payable semi-annually	—	18,000

Total	49,879	76,534
Less: current maturities	6,000	18,000

Total long-term debt, net of current maturities	$43,879	$58,534

      On December 30, 2003, the Company closed the $30.0 million ATSB Loan of which $27.0 million (“Tranche A Loan”) is guaranteed by the Air Transportation Stabilization Board (“ATSB”) and $3.0 million (“Tranche B Loan”) is guaranteed by another third party. The Company’s obligations under the loan agreement governing the ATSB Loan (the “ATSB Loan Agreement”) are secured by substantially all of the assets of the Company and its subsidiaries. The Tranche A Loan bears an interest rate equal to the lender’s weighted average cost of issuing commercial paper plus 0.5% per annum. The Tranche B Loan bears interest at a rate equal to LIBOR plus 1.0% per annum. Interest on the ATSB Loan is payable semi-annually on June 12th and December 12th of each year. At December 31, 2004, the blended rate on both Tranches approximated 2.27%. The Company is required to pay semi-annually in advance guarantee fees commencing on the date of the closing of the ATSB Loan (i) to the ATSB at an annual rate of 4.5% of the principal amount of the Tranche A Loan scheduled to be outstanding for the interest periods ending on June 12 and December 12, 2004, increasing by 0.5% each year for subsequent semi-annual interest periods through December 12, 2008; and (ii) to the guarantor of the Tranche B Loan at an annual rate of 3.0% of the principal amount of the Tranche B Loan scheduled to be outstanding for the interest periods ending on June 12th and December 12th through December 12, 2008. The principal amount of the ATSB Loan will be repaid in three

WORLD AIR HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
annual installments of $6.0 million each, commencing on December 12, 2005, and a final fourth installment of $12.0 million due on December 12, 2008. The Company will be required to pre-pay the ATSB Loan, subject to certain limitations and exclusions, from (a) the proceeds of future borrowings from other sources and issuances of debt or equity securities; (b) the proceeds of any significant asset sales; and (c) the net proceeds from insurance or condemnation. In the event of a change in control, as defined in the ATSB Loan Agreement, the ATSB will have the right to require the Company to repay the ATSB Loan in full.
      The ATSB Loan Agreement contains negative covenants that limit the Company’s ability to (a) grant additional liens on its property; (b) make significant investments; (c) pay dividends, redeem capital stock or repay indebtedness other than the ATSB Loan; (d) liquidate, wind up, dissolve or engage in certain acquisitions; (e) engage in certain sale-leaseback transactions; (f) engage in certain transactions with affiliates; (g) engage in any business unrelated to its existing business; (h) consolidate, merge with or into another entity or sell substantially all of its assets unless certain conditions are satisfied; (i) engage in certain assets sales; (j) create or acquire certain subsidiaries; (k) enter into joint ventures involved in speculative transactions; (l) amend the terms of agreements relating to the Company’s other indebtedness for borrowed money; (m) enter into any going-private transactions; (n) grant any additional negative pledges; or (o) re-price outstanding stock options. In addition, the ATSB Loan Agreement contains certain financial covenants requiring the Company to maintain a certain amount of unrestricted cash and cash equivalents and to comply with certain financial ratios, including indebtedness to EBITDAR (earnings before interest, taxes, depreciation, amortization and aircraft rent) and EBITDAR to fixed charges.
      The Company issued to the ATSB, as additional compensation for the federal loan guarantee, warrants to purchase an aggregate of 2,378,223 shares of Common Stock on December 30, 2003. The warrants were vested and fully exercisable at the date of grant. The Company recorded the fair value of these warrants as an addition to other long-term assets, with a credit to additional paid in capital. This long-term asset will be amortized to December 2008 using the interest method (see Note 7). In August 2004, the ATSB exercised warrants to purchase 111,111 shares and, pursuant to the net exercise provisions of the warrants, received 21,994 shares of the Company’s Common Stock.
      In addition, on December 30, 2003, the Company issued $25.5 million aggregate principal amount of the Debentures in exchange for $22.5 million aggregate principal amount of its then outstanding 8.0% Convertible Senior Subordinated Debentures due in 2004 (the “Old Debentures”) and $3.0 million in cash. The Company called for redemption the remainder, or $18.0 million aggregate principal amount, of its Old Debentures and redeemed the Old Debentures on January 28, 2004. Interest on the Debentures was payable semi-annually on June 30th and December 30th of each year. The Debentures were convertible, at any time, into the Company’s Common Stock at a conversion price of $3.20 per share. The Debentures were redeemable by the Company at 100% of the principal amount on or after December 30, 2004 if the average closing price of the Company’s Common Stock was equal to or greater than 200% of the conversion price for 20 of 30 consecutive trading days, and on or after December 30, 2005 if the average closing price of the Company’s Common Stock was equal to or greater than 150% of the conversion price for 20 of 30 consecutive trading days. On or after December 30, 2006, the New Debentures were redeemable at any time at 100% of the principal amount regardless of the stock price.
      Because the Debentures and the Old Debentures had substantially different terms under Emerging Issues Task Force (“EITF”) No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, the Debentures were recorded at their estimated fair value of $28.5 million at the time of issuance on December 30, 2003. The following are the key assumptions used in determining the fair value of the Debentures: principal amount of $25.5 million, closing stock price of $3.37 per share, risk free interest rate of 1.28%, expected volatility of 50%, and average life of 2.5 years. Because the fair value of the Debentures exceeded the carrying amount of the Old Debentures, the Company recorded a loss on debt extinguishment of $3.0 million in December 2003. Amortization of the excess of the fair value of $28.5 million over the par

WORLD AIR HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
amount of $25.5 million will be recognized over the term of the Debentures as a credit to interest expense. Upon early conversion of the debentures, a proportionate amount of the excess of the fair value over the par amount will be relieved through additional paid-in capital.
      In the December 31, 2003 Consolidated Balance Sheet, the Company recorded a beneficial conversion feature of $1.4 million in connection with the issuance of the Debentures as a reduction to long-term debt. This amount was calculated as the excess of the fair value of the Common Stock of $3.37 per share over the stated conversion price of $3.20 per share, multiplied by the 7,982,813 shares to be issued if all Debentures were converted. The Company has subsequently determined that the stated conversion price in the Debentures agreement should have been adjusted to an “effective” conversion price, which is $3.57 per share rather than the stated conversion price of the Debentures. This amount was calculated by taking the recorded $28,534,000 fair value of the Debentures divided by 7,982,813 shares. Therefore, the conversion feature was not “in the money” and no beneficial conversion feature existed. Management has determined that this did not cause the Company’s Consolidated Financial Statements for the year ended December 31, 2003, or the quarters ended March 31, 2004 and June 30, 2004, taken as a whole, to be materially misleading. The balance sheet impact of the correction has been recorded as a retroactive reclassification to reduce additional paid-in-capital and increase long-term debt by $1.4 million on the December 31, 2003 Condensed Consolidated Balance Sheet included herein. Further, the Condensed Consolidated Statement of Operations for the quarter ended September 30, 2004 included an adjustment to reduce interest expense by $112,000, which represents the cumulative impact of this correction. Management does not believe that the impact of this correction was material to the quarter ended September 30, 2004, and the year ended December 31, 2004.
      In February 2005, after satisfying the requirement applicable to the redemption of the Debentures on or after December 30, 2004, World Air Holdings issued notice to the holders of its Debentures that it had elected to redeem for cash all of the outstanding Debentures on March 24, 2005, plus any accrued and unpaid interest. The holders of the Debentures had until the close of business on March 22, 2005 to exercise their conversion rights at a conversion price of $3.20 per share, plus any accrued and unpaid interest. All of the outstanding Debentures were converted by March 22, 2005.
      The following table shows annual amounts of scheduled principal maturities of debt outstanding at December 31, 2004 (in thousands):

2005	$6,000
2006	6,000
2007	6,000
2008	12,000
2009	18,113

Total	$48,113

6.	Operating Leases
      At December 31, 2004, the Company’s operating fleet consisted of twelve MD-11 and four DC-10-30 aircraft, all of which are leased under operating leases. The MD-11 aircraft included nine passenger aircraft (five of which are extended-range versions) and three freighter aircraft. The DC-10-30 aircraft included two freighter aircraft and two passenger aircraft.
      In prior years, the Company paid amounts less than its contractual aircraft rent obligations in order to conserve cash. The Company continued to recognize expense for the full amount of its contractual rent payments due. The accrual for unpaid contractual rent obligations was $1.7 million and $8.9 million at December 31, 2004 and 2003, respectively. This accrual is included as accrued rent in the current liabilities section of the Consolidated Balance Sheet. The Company’s aircraft lessors agreed to amended terms of the

WORLD AIR HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
aircraft lease agreements to provide for the repayment of the unpaid contractual rent obligations. During the second quarter of 2004, the Company paid $7.2 million of this liability based on 2003 earnings. In 2005, the Company will be repaying the remaining $1.7 million of this liability based on 2004 net earnings.
      One DC-10-30 passenger aircraft was returned to its lessor in the first quarter of 2005. The Company’s fleet is expected to consist of three DC-10 aircraft at the end of 2005, with the lease term of one aircraft expiring in 2006 and the remaining two expiring in 2008. The lease terms for three of the MD-11 aircraft expire throughout 2005 and 2006. The lease terms for six MD-11 aircraft expire throughout 2008 and 2009. The three leases that expire in 2008 previously had lease terms that would have expired in 2005, but were extended in conjunction with the closing of the ATSB Loan which occurred on December 30, 2003. The three leases that expire in 2009 were previously scheduled to expire in 2006, but were extended for an additional three years in the first quarter of 2005. The three remaining MD-11 aircraft leases were amended in the first quarter of 2004, and include changes to the lease expiration dates of the aircraft. The term for one aircraft will expire in January 2006, and may be automatically extended for a one-year period depending on the market price of the Company’s Common Stock during a specified time period. If the lease is extended, there is a further provision that would allow for a second automatic one-year extension through January 2008, which is also dependent on the market price of the Company’s Common Stock during a specified period of time. If at any time during the term of the lease, the Company’s Common Stock is no longer traded publicly, the lease term for this aircraft is automatically extended to expire in January 2008. The remaining two MD-11 leases, which were also restructured in the first quarter of 2004, will now expire in 2011.
      In the first quarter of 2004, the Company reached an agreement with one of its MD-11 lessors to restructure certain leases. In exchange for reduced fixed monthly lease rates, the Company agreed to an annual restructuring fee based on net income. Payments commence in 2005 based on 2004 results, and continue through the lease terminations in 2011, which will be paid in 2012. Over the term of the agreement, the total obligation of the Company is limited to no more than $24.2 million on a cumulative basis. In individual years, the cash disbursement is capped at $1.6 million in 2005, $3.6 million per year for 2006 through and including 2011, and $1.0 million in 2012. Although cash disbursements are capped each year, due to the cumulative nature of the agreement, expense recognized in a given year may exceed the cash obligation to be disbursed in the following year. For 2004, expense recorded for this obligation totaled $4.5 million. The current portion of the liability, $1.6 million, is reflected in the current liabilities section of the Consolidated Balance Sheet and the remainder of $2.9 million is shown as a long-term liability.
      In 1999, the Company granted warrants to each of two MD-11 aircraft lessors to purchase up to one million shares of Common Stock (see Note 7). The fair value of the warrants at the time of issuance is being amortized as rent expense over the remaining terms of the related aircraft lease agreements. Each of the lessors exercised its warrants to purchase one million shares of the Common Stock prior to the respective expiration dates of the warrants.
      The Company is obligated under an operating lease for office space at its former headquarters in Herndon, Virginia, through April 2006. The Company’s total remaining cash obligation at December 31, 2004 under the lease was $2.1 million. The Company received rental income, sufficient to offset its lease expense through March 2002, after which time no rental income was received except $0.4 million in 2003. The Company is currently seeking a new sub-lessee for this office space. The Company recognized a $2.0 million liability at December 31, 2003 for costs that would continue to be incurred, without economic benefit to the Company, over the remaining term of its lease of this office space. During 2004, the Company used $1.4 million of the liability, reviewed its estimates and assumptions on a quarterly basis, and determined that an additional $0.5 million should be added to the liability, resulting in a $1.1 million balance at December 31, 2004. The liability was determined based on the remaining lease rentals, reduced by estimated sublease rentals that can be reasonably obtained for the property. The liability is included in other accrued liabilities on the

WORLD AIR HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
accompanying Consolidated Balance Sheet and the cost is included in sales, general and administrative on the accompanying Consolidated Statement of Operations.
      Management was required to make significant estimates and assumptions in determining this liability. These included an estimated three-month period, starting January 1, 2005, to find a sub-lessee for one-half of the building space and an eight-month period to find another sub-lessee for the remainder of the building space. The Company also estimated a 44 percent discount that will be provided to a suitable sub-lessee from the Company’s current monthly lease rentals. These assumptions were determined based upon consultation with the Company’s broker and in consideration of current market conditions for commercial office space in Herndon, Virginia and the metropolitan Washington, D.C. area.
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
      In November 2003, the Company agreed to convert the total amount due from the previous sub-lessee into equity, and received 5.1 million shares of common stock of the sub-lessee. This investment is not currently reflected on the Consolidated Balance Sheet, as management has determined that these shares have no value.
      Rental expense, primarily relating to aircraft leases, totaled approximately $77.2 million, $89.3 million and $89.2 million for the years ended December 31, 2004, 2003 and 2002, respectively. Certain of the Company’s operating leases require rental payments that vary in amount from year to year. The Company accounts for the cost of these leases on a straight-line basis, thereby recognizing rent expense evenly over the lease term. A long-term deferred rent liability is recognized in the consolidated balance sheets to reflect the cumulative-to-date difference between rent expense recognized and cash payments made.
      As of December 31, 2004, future annual minimum lease payments (including unpaid contractual rent) for operating leases that have initial or remaining lease terms in excess of one year were as follows (in thousands):

2005	$65,636
2006	34,844
2007	29,444
2008	19,713
2009	11,653
Thereafter	31,287

Total	$192,577

7.	Capital Stock
      At December 31, 2004, 13,558,037 shares of Common Stock were reserved for issuance: upon conversion of outstanding convertible debentures (5,660,313 shares), under stock option plans (4,491,612 shares), upon the exercise of warrants (3,267,112 shares), and under an employee salary exchange program (139,000 shares).
      In December 2003, the Company issued to the ATSB, as additional compensation for the federal loan guarantee, warrants to purchase an aggregate of 2,378,223 shares of Common Stock. These warrants were vested and fully exercisable at the date of grant. The fair value of these warrants on the date of grant using the

WORLD AIR HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Black Scholes option-pricing model was $4.8 million. The following table shows details of the warrants issued to the ATSB as well as the assumptions used in the Black Scholes option-pricing model:

			Risk Free	Expected
Number	Exercise Price	Expiration Date	Interest Rate	Dividend Yield	Volatility	Expected Life

1,269,022	$0.78	12/31/2008	3.23%	0%	50%	5.0 yrs
111,111	$2.50	8/23/2004	1.22%	0%	50%	0.7 yrs
111,111	$2.50	3/29/2005	0.96%	0%	50%	1.2 yrs
886,979	$3.20	12/31/2009	3.43%	0%	50%	6.0 yrs
      In August 2004, the ATSB exercised warrants to purchase 111,111 shares and, pursuant to the net exercise provisions of the warrants, received 21,994 shares of the Company’s common stock. An aggregate of 2,267,112 ATSB warrants were outstanding at December 31, 2004.
      The Company recorded the fair value of these warrants within other long-term assets, with a credit to additional paid in capital. This long-term asset will be amortized as interest expense over a five-year period using the effective interest method. The Company recorded amortization of $1.5 million in 2004. As of December 31, 2004, future annual amortization will be as follows (in millions):

2005	$1.3
2006	1.0
2007	0.7
2008	0.3

$3.3

      In 1999, pursuant to amendments to lease agreements for the Company’s MD-11 aircraft, the Company granted warrants to each of two lessors to purchase up to 1,000,000 shares of Common Stock at an exercise price of $2.50 per share, with expiration dates of August 2004 and March 2005. The warrants were vested and fully exercisable at the date of grant. Warrants were exercised in August 2004 to purchase 1,000,000 shares, and the remaining warrants to purchase 1,000,000 shares were exercised in January 2005. The per share weighted-average fair value of the warrants was $0.90 on the date of grant using the Black Scholes option-pricing model with the following assumptions: expected dividend yield of 0.0%, risk free interest rate of 5.735%, expected life of 5 years and expected volatility of 78%.

Stock Option Plans
      Under a World Air Holdings, Inc. Amended and Restated 1995 Stock Incentive Plan (the “1995 Plan”), members of the Company’s Board of Directors, employees, and consultants to the Company or its affiliates are eligible to receive stock options. At December 31, 2004, the Company has reserved 4,241,612 shares of Common Stock for issuance under the 1995 Plan. Options expire at the earlier of the stated expiration, which shall not exceed ten years from the date of grant, or one year after the termination of a grantee’s employment with the Company. The exercise price for options granted is the fair market value of the Common Stock on the date of grant. Outstanding options become vested and fully exercisable at various times through February 2013.
      Under a Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”), non-affiliate directors are offered options to purchase 10,000 shares of Common Stock, upon election or appointment to the Board of Directors of the Company. The Company has reserved 250,000 shares of Common Stock for issuance under the Directors’ Plan. On the third anniversary of an initial award, a director will be given an option for 5,000 additional shares. Options granted under the Directors’ Plan vest in 36 equal monthly installments following

WORLD AIR HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the award, as long as the individual remains a director of the Company. The exercise price for options granted is the fair market value of the Common Stock on the date of grant.
      Under a 1999 Chief Executive Stock Option Plan (the “CEO Plan”), the Chief Executive Officer (the “CEO”) of the Company was granted options to purchase 900,000 shares of Common Stock at $1.00 per share in conjunction with the CEO’s acceptance of an offer of employment in 1999. These options were granted at fair market value, fully vested at December 31, 2003, and exercised in June 2004.
      Stock option activity during the last three years is as follows (in thousands, except per share amounts):

	Number of	Weighted
	Options	Average
	Outstanding	Exercise Price

Balance at December 31, 2001	3,651	$1.81
Granted	353	0.96
Exercised	(11)	0.97
Forfeited	(160)	2.09

Balance at December 31, 2002	3,833	1.73
Granted	1,117	1.18
Exercised	(344)	0.87
Forfeited	(912)	2.03

Balance at December 31, 2003	3,694	1.58
Granted	696	3.89
Exercised	(1,583)	0.95
Forfeited	(174)	2.04

Balance at December 31, 2004	2,633	2.53

      At December 31, 2004, the range of exercise prices and weighted-average remaining life of outstanding options was $0.55 - $7.13 and 4.8 years, respectively. The following table summarizes stock options outstanding and exercisable at December 31, 2004 (in thousands, except per share amounts):

	Outstanding			Exercisable

		Weighted
		Average	Weighted		Weighted
	Number	Remaining Life	Average	Number	Average
Range of Exercise Price	of Options	Years	Exercise Price	of Options	Exercise Price

$0.00 - 1.25	1,363	4.2	$0.89	998	$0.90
1.26 - 2.50	111	2.3	1.73	111	1.73
2.51 - 3.75	770	7.2	3.46	184	3.38
3.76 - 5.00	20	7.1	4.06	2	4.06
5.01 - 6.25	107	6.0	6.04	37	5.83
6.26 - 7.50	262	0.9	7.11	112	7.09

	2,633			1,444

      At December 31, 2004, 2003 and 2002, the number of options exercisable was 1,444,464, 2,535,016, and 2,742,000, respectively, and the weighted-average exercise prices of the options were $1.89, $1.39, and $1.61, respectively.

8.	Employee Benefit Plans
      The Company’s Crewmembers Target Benefit Plan (the “Target Benefit Plan”) is a defined contribution plan covering cockpit crewmembers with contributions based upon wages, as defined. It is a tax-qualified

WORLD AIR HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
retirement plan under Section 401(a) of the Internal Revenue Code of 1986, as amended (the “Code”). Expense for the Target Benefit Plan totaled $2.7 million, $2.4 million, and $2.5 million for the years ended December 31, 2004, 2003 and 2002, respectively.
      The Company also sponsors a Crewmembers Deferred Income Plan (the “Deferred Income Plan”). It is a tax-qualified retirement plan under Section 401(k) of the Code. Under the Deferred Income Plan, cockpit crewmembers may elect to invest salary deferrals of up to $13,000 or 25% of their salary in selected investment funds. The Company does not make any contributions to the Deferred Income Plan.
      The Company’s flight attendants participate in a pension plan maintained by the International Brotherhood of Teamsters (“Teamsters”). Pension contributions made to the Teamsters on behalf of the flight attendants totaled $1.0 million, $0.8 million, and $0.6 million for the years ended December 31, 2004, 2003 and 2002, respectively.
      Under the Company’s 401(k) Administrative Plan (“401(k) Plan”), employees may elect to invest salary deferrals of up to $13,000 or 25% of their salary in selected investment funds. The Company contributes matching funds to the 401(k) Plan equal to 33% of participants’ voluntary deferrals up to 10% of salary. The Company expensed, for its contribution to the 401(k) Plan, approximately $0.3 million, $0.2 million and $0.1 million during the years ended December 31, 2004, 2003 and 2002, respectively.
      The Company has a profit sharing bonus plan (the “Profit Sharing Plan”) for its cockpit crewmembers and flight attendants pursuant to agreements with the unions representing the two groups. It is not a tax-qualified plan under the Code. Distributions under the Profit Sharing Plan are equal to 20% of earnings, as defined, subject to an annual limitation of 10% of the total annual aggregate compensation of World Airways employees participating in the Profit Sharing Plan in that year. The Company expensed $4.8 million, $3.7 million and $0.6 million for this plan during the years ended December 31, 2004, 2003 and 2002, respectively. Profit sharing for 2004 of approximately $4.8 million will be paid to the Company’s crewmembers and flight attendants in 2005.
      The Company’s cockpit crewmembers and eligible dependents are covered under a post-retirement health care benefits plan until the age 65. The Company accrues for the cost of health benefits in accordance with FAS No. 106 but funds the benefit costs on a pay-as-you-go (cash) basis.
      The Company uses a December 31st measurement date for the post-retirement health care benefits plan. A summary of the net periodic post-retirement benefit costs was as follows (in thousands):

	Year Ended December 31,

	2004	2003	2002

Service cost	$378	$310	$260
Interest cost on accumulated post-retirement benefit obligation	243	237	212
Net amortized (gain) loss	13	12	(2)

Net periodic post-retirement benefit cost	$634	$559	$470

WORLD AIR HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The reconciliation of the accumulated post-retirement benefit obligation was as follows (in thousands):

	2004	2003

Accumulated post-retirement benefit obligation, beginning of year	$4,244	$3,791
Service cost	378	310
Interest cost	243	237
Benefits paid	(137)	(210)
Actuarial loss	121	116

Accumulated post-retirement benefit obligation, end of year	$4,849	$4,244

      The reconciliation of the accrued post-retirement benefits as of year-end was as follows (in thousands):

	2004	2003

Unfunded status	$4,849	$4,244
Unrecognized net gain	(768)	(661)

Accrued post-retirement benefits included in liabilities on accompanying balance sheets	$4,081	$3,583

      The assumed discount rate used to measure the accumulated post-retirement benefit obligation for 2004 and 2003 was 5.25% and 6.0%, respectively. The medical cost trend rate in 2004 was 10% for years prior to Medicare eligibility and 12% for years after Medicare eligibility, trending down to an ultimate rate in 2014 and beyond of 5%. A one percentage point increase in the assumed health care cost trend rates for each future year would have increased the aggregate of the service and interest cost components of 2004 net periodic post-retirement benefit cost by $68,000 and would have increased the accumulated post-retirement benefit obligation as of December 31, 2004 by $453,000. A one percentage point decrease in the assumed health care cost trend rates for each future year would have decreased the aggregate of the service and interest cost components of 2004 net periodic post-retirement benefit cost by $59,000 and would have decreased the accumulated post-retirement benefit obligation as of December 31, 2004 by $401,000.
      The Company used the following actuarial assumptions to determine its net periodic benefit cost for the years ended December 31, 2004 and 2003, as measured at December 31, 2004, and its benefit obligations at December 31, 2004 and 2003.

	Used for Net Periodic	Used for Benefit
	Post-Retirement	Obligations as of
Assumption	Benefit Cost for 2004	December 31, 2004

Discount Rate	6.0%	5.25%
Salary Increase*	not applicable	not applicable
Long-term rate of return*	not applicable	not applicable

	Used for Net Periodic	Used for Benefit
	Post-Retirement	Obligations as of
Assumption	Benefit Cost for 2003	December 31, 2003

Discount Rate	6.5%	6.0%
Salary Increase*	not applicable	not applicable
Long-term rate of return*	not applicable	not applicable

*	The salary increase assumption is not applicable because the benefits are not related to compensation. The long-term rate of return assumption is not applicable because the plan is not funded.

WORLD AIR HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company expects to contribute the following amounts to the post-retirement health care benefit plan in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter. Benefit payments, which reflect expected future service, are based on assumptions about future events. Actual benefit payments may vary significantly from the estimates listed below (in thousands):

2005	$279
2006	332
2007	408
2008	452
2009	547
2010 through 2014	2,831

Total	$4,849

9.	Income Taxes
      Components of income tax expense for the years ended December 31 were as follows (in thousands):

	2004	2003

Current:
Federal	$12,422	$3,562
State	773	240
Deferred:
Federal	(4,450)	—
State	(300)	—

	$8,445	$3,802

      There was no income tax expense for the year ended December 31, 2002.
      Income tax expense attributable to earnings differed from the statutory income tax rate as a result of the following (in thousands):

	Years Ended December 31,

	2004	2003	2002

Expected Federal income tax (benefit) at the statutory rate of 35%	$11,911	$6,693	$694
State and local taxes (net of federal benefit)	307	156	—
Change in deferred tax asset valuation allowance	(5,075)	(3,664)	(1,600)
Other:
Meals and entertainment	975	961	833
Other	327	(344)	73

Income tax expense	$8,445	$3,802	$—

WORLD AIR HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31 were as follows (in thousands):

	2004	2003

Deferred tax assets:
Net operating loss carry-forward	$1,879	$2,004
Recognition of sale/leaseback gains	600	1,014
Accrued post-retirement benefit obligation	1,490	1,308
Compensated absences	4,888	3,575
Deferred rent	3,210	5,843
Allowance for doubtful accounts receivable	6	71
Alternative minimum tax credit carry-forward	2,789	2,789
Loss on convertible debt extinguishment	645	1,091
Other	2,106	1,047

Gross deferred tax assets	17,613	18,742
Less: valuation allowance	(3,748)	(8,823)

Net deferred tax assets	13,865	9,919
Deferred tax liabilities:
Equipment and property	9,388	9,919

Net deferred tax asset	$4,477	$—

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowance at December 31, 2004. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.
      The availability of NOL carry-forwards and AMT credits carry-forwards to reduce the Company’s future federal income tax liability is subject to limitations under Section 382 of the Code. Generally, these limitations restrict the availability of NOL carry-forwards upon certain changes in stock ownership by five percent shareholders which, in aggregate, exceed 50 percentage points in value in a three-year period (“Ownership Change”). The Company experienced an Ownership Change in July 2000 primarily due to vesting of restricted shares under the Company’s Employee Salary Exchange Program and the liquidation of WorldCorp, Inc.
      As of December 31, 2004, the Company had NOL carry-forwards of $5.1 million for federal income tax purposes which are limited. This amount is computed based upon the $343,000 annual limitation resulting from the 2000 Ownership Change. Subsequent ownership changes, if any, could impose additional limitations on the Company’s NOL carry-forwards. The Company’s NOLs expire in 2019.
      The application of the Code in this area is subject to interpretation by the Internal Revenue Service. The NOLs are subject to examination by the IRS and, thus, are subject to adjustment or disallowance resulting from any such IRS examination.

WORLD AIR HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Major Customers
      The Company operates in one business segment, the air transportation industry.
      Information concerning the classification of the Company’s revenues comprising 10% or more of total operating revenues is presented in the following table (in millions):

	Years Ended December 31,

	2004	2003	2002

Passenger Charter Operations	$432.6	$343.3	$306.5
Cargo Charter Operations	69.1	128.5	76.0
      Information concerning customers for years in which their revenues comprised 10% or more of the Company’s operating revenues is presented in the following table (in thousands):

	Years Ended December 31,

	2004	2003	2002

U.S. Air Force (“USAF”) Air Mobility Command	$390,732	$354,703	$277,573
      The classification between domestic and export revenue is based on entity definitions prescribed in the economic regulations of the Department of Transportation. Information concerning the Company’s export revenues is presented in the following table (in thousands):

	Years Ended December 31,

	2004	2003	2002

Operating Revenues:
Domestic	$444,705	$440,947	$344,170
Export —
— Taiwan	27,508	—	—
— Angola	27,592	27,622	22,325
— Hong Kong	—	—	10,310
— Other	4,095	6,281	7,684

Total	$503,900	$474,850	$384,489

11.	Related Party Transactions

Corporate Headquarters
      In 2004, the company that owned the building containing World Air Holdings’ corporate headquarters, of which World Airways’ previous Chairman and CEO is a principal, sold the building to a real estate investment trust. In conjunction with this transaction, the Company executed a new 15-year lease that provides for reduced rental rates and increased flexibility for expansion. Before approving the terms of the new lease, the Company’s Board of Directors retained both an independent outside law firm to provide a comparative analysis as well as a national, commercial real estate firm to independently verify that the new lease terms did not have a material incremental financial impact on the Company. Obligations for rent under the lease aggregating $12.1 million at December 31, 2004 are included with the future lease payments for operating leases in Note 6. The Company incurred $1.1 million of rental expense in 2004, and $1.3 million in both 2003 and 2002, under the lease.
      As a result of the relocation of the Company’s headquarters, in June 2003 the Georgia Department of Revenue approved the Company’s application for the Georgia Headquarters Job Tax Credit (the “HQC”). The HQC is available for corporate taxpayers (a) establishing or relocating their headquarters to Georgia,

WORLD AIR HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(b) investing a minimum of $1 million in certain property, and (c) employing a minimum number of new full-time employees in the State of Georgia that pay at or above a required wage level. This credit may be used for either corporate state income tax or payroll withholding tax. The Company recorded $340,000 and $760,000 of tax credits in 2003 and 2004, respectively. If the Company continues to meet the statutory requirements for each year that it is eligible, its total potential net estimated benefit could be in excess of $2.0 million on a pre-tax basis.

12.	Commitments and Contingencies
      The Company’s flight attendants, representing approximately 44% of the Company’s employees, are represented by the International Brotherhood of Teamsters (“Teamsters”). On September 2, 2003, a new collective bargaining agreement was ratified, with an amendable date of August 31, 2006. The agreement includes pay increases and other benefit changes requested by the flight attendants while providing the Company with work-rule changes in support of its financial goals. In 1994, the Company’s flight attendants argued that the “scope clause” of the collective bargaining agreement was violated by the Company’s use of foreign flight attendant crews on the Company’s flights for Garuda Indonesia which had historically been the Company’s operating procedure. In contracts with certain customers, the Company is obligated to permit its customers to deploy their own flight attendants. While the arbitrator in this matter denied in 1997 the Union’s request for back pay to affected flight attendants for flying relating to the 1994 Hadj, the arbitrator concluded that the Company’s contract with its flight attendants requires the Company to first actively seek profitable business opportunities that require using the Company’s flight attendants, before the Company may accept wet lease business opportunities that use the flight attendants of the Company’s customers. Since 1997, the flight attendants have filed a number of similar “scope clause” grievances with respect to other wet-lease contracts and in 2001, they filed another “scope clause” grievance with respect to the 2001 Garuda Hadj agreement. An adverse decision on one or more of the grievances could have a material adverse impact on the financial condition, results of operations or liquidity of the Company.
      The Company’s cockpit crewmembers, representing approximately 26% of the Company’s employees, who are also represented by the Teamsters, are subject to a collective bargaining agreement that became amendable on June 30, 2003. On January 16, 2004, the Company announced that it had reached a tentative agreement with the Teamsters for a three-year extension of the agreement from January 1, 2004. However, on February 27, 2004, the Company received notification that the tentative agreement was not ratified by the membership group. The Company and the Teamsters reconvened negotiations in 2004, and negotiations have continued throughout 2004 and into 2005.
      A claim was filed in the 19th Civil Court District Court, Frankfurt, Germany, against the Company by a tour operator seeking approximately $4.2 million in compensation related to the cancellation of a summer program in 1996. In May 2004, the German Supreme Court upheld a lower court judgment against the Company for 75% of the plaintiff’s probable damages. At a hearing held in Frankfurt on February 4, 2005 to determine damages only, the court noted that the plaintiff had failed to produce sufficient proof for a proper evaluation and adjourned the matter until March 21, 2005, when the court stated that it would appoint an expert to calculate the proper measure of damages if the parties could not settle the matter before then. The Company reserved $2.6 million for this litigation in 2004. In March 2005, both parties agreed to settle this matter for $2,390,000 in full and fair satisfaction of all claims, and a final court date to enter the judgment for that amount has been set for April 6, 2005.
      Miami-Dade County is currently investigating and remediating various environmental conditions at the Miami International Airport (MIA). During the second quarter of 2001, the County filed a lawsuit against a number of defendants, which does not currently include World Airways, in an attempt to recover its past and future clean-up costs. This claim has been filed in the Florida Circuit Court for the 11th Judicial District in

WORLD AIR HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Dade County Florida. In addition to the defendants named in the lawsuit, several hundred other agencies and companies that were prior tenants at MIA (potentially responsible parties, or “PRP’s”), including World Airways, were issued letters advising them of the lawsuit and indicating that any PRP’s could be named as additional defendants in the future depending upon a determination as to the levels of contamination and the extent to which any PRP may have contributed to any alleged contamination. At this time, certain PRP’s, including World Airways, have joined a joint defense group to respond to the County’s inquiries and investigation of the PRP’s. This group is conducting preliminary investigations of the site in question to determine each PRP’s potential exposure. This process is ongoing and the potential exposure to the Company has yet to be determined.
      In January 2004, ten purported class action complaints (six in the United States District Court for the Eastern District of New York, one in the United States District Court for the Southern District of New York, one in the Superior Court of DeKalb County, Georgia, one in the United States District Court for the Northern District of New Jersey and one in the United States District Court for the Northern District of Illinois) and four individual complaints (all in the United States District Court for the Eastern District of New York), and thirteen small claims actions (one in California, three in New Jersey, one in Georgia and eight in New York) were filed against the Company arising out of the discontinuance of charter flights upon the expiration of the Company’s obligation to provide services under an air services agreement. Seven of the eight small claims actions in New York were settled for a total of $14,000 (or $2,000 per plaintiff). The purported class action cases were consolidated for discovery purposes into the Eastern District of New York. The Company had operated the charter flights between cities in the United States and Lagos, Nigeria for Ritetime Aviation and Travel Services, Inc. (“Ritetime”). The Company’s obligation to perform air services for Ritetime ended with the last chartered flight on December 30, 2003. From the allegations made by the various plaintiffs, it appears that Ritetime continued to sell tickets to passengers for flights purportedly scheduled to depart after the expiration of the Company’s contractual obligations for air services. The plaintiffs purport to act for themselves and on behalf of other persons who held tickets issued by Ritetime for the non-contracted flights. Ritetime is also named as a defendant in each of these lawsuits. The plaintiffs seek compensatory, punitive and/or treble damages and costs and expenses, including attorneys fees, based on various legal theories including breach of contract, fraud, negligent misrepresentation, unjust enrichment, illegal/excess tax and violations of U.S. federal laws and regulations governing air transportation and of the Federal Racketeer Influenced and Corrupt Organization Statute. The Company’s insurance carrier has responded and assumed the defense of these cases and agreed to conditionally indemnify the Company on the costs of litigation and any resulting judgment. In March 2004, Ritetime filed a Demand to Arbitrate in Peachtree City, Georgia, and subsequently the Company responded and filed a counterclaim. The matter was heard in October 2004, and the arbitrator awarded the Company the amount of $2.2 million against Ritetime, plus indemnification on all judgments, fees and expenses incurred by the Company in the Ritetime litigation. However, it is doubtful that Ritetime has assets to pay the award. The Department of Transportation (“DOT”) is investigating this matter and the Company is negotiating the terms of a settlement with the DOT, without admitting or denying any allegations, which settlement the Company believes will not be material to the Company’s financial condition, results of operations or liquidity.
      On January 9, 2004, Whitebox Convertible Arbitrage Partners, L.P. and Pandora Select Partners, L.P. filed a complaint in the United States District Court for the District of Minnesota alleging breach of contract by the Company in connection with its exchange in December 2003 of $22,545,000 aggregate amount of the Old Debentures for a like amount of the newly-issued Debentures. On May 10, 2004, by order of the United States District Court for the District of Minnesota, this matter was transferred to the United States District Court for the Northern District of Georgia. The plaintiffs in this lawsuit allege that they have held at all relevant times $2,530,000 and $780,000 principal amount, respectively, of the Old Debentures and that the Company breached the terms of the indenture governing the Old Debentures by purchasing the Old Debentures from a selected group of holders rather than from holders determined by lot or from all holders on

WORLD AIR HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
a pro rata basis. The plaintiffs are seeking damages in an amount equal to the difference in value between the Debentures and the Old Debentures held by the plaintiffs and the interest lost by the plaintiffs on the Old Debentures through maturity on August 26, 2004 as well as costs and reasonable attorney fees. The Company believes that this claim is without merit and intends to defend itself vigorously in this lawsuit, although it cannot give any assurance that this litigation will not have a material adverse effect on the Company’s financial condition, results of operation or liquidity.
      On May 27, 2004, one of the Company’s MD-11 freighter aircraft flying for China Airlines, Ltd. (“China Airlines”) was tail-tipped while a ground handling company, hired by China Airlines, was unloading cargo in Los Angeles. The aircraft sustained significant damages exceeding $1.7 million and was out of service for over a one-month period. The Company has filed a claim with its insurance carrier for the damages and it is expected that the carrier will in turn file claims against China Airlines, the ground handler and their respective insurance carriers. On February 2005, China Airlines instituted an arbitration proceeding against the Company seeking to recover $1,690,172 in prepaid rental fees during the period the aircraft was out of service ($150,172 for three days in May, 2004 and $1,540,000 for the entire month of June, 2004). Under the terms of the wet lease, China Airlines was expressly responsible for loading and unloading all cargo. The Company believes that this claim is without merit and intends to defend itself vigorously, although it cannot give any assurance that this arbitration will not have a material adverse effect on the Company’s financial condition, results of operation or liquidity.
      In February 2004, World Airways made a self-disclosure to the Federal Aviation Administration (“FAA”) concerning aircraft record irregularities discovered upon preparing for the return of two leased DC-10-30 aircraft. The Company subsequently received a letter from the FAA opening an investigation into a possible violation of the Code of Federal Regulations. The Company has complied with all requests of the FAA and is waiting to receive notification of the FAA’s findings. At this time, the Company cannot determine what impact, if any, the FAA’s findings will have on the Company’s financial condition, results of operations or liquidity.
      In addition, World Airways is party to routine litigation and administrative proceedings incidental to its business, none of which is believed by the Company to be likely to have a material adverse effect on the financial condition, results of operations and liquidity of the Company.
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

WORLD AIR HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Valuation and Qualifying Accounts (in thousands)

		Additions
	Balance at	Charged	Amounts
	Beginning	(Credited)	Charged	Balance at
	of Year	to Expense	to Allowance	End of Year

2004
Allowance for accounts receivable	$196	2,659	(2,646)	$209
Deferred tax valuation allowance	$8,823	(5,075)	—	$3,748
2003
Allowance for accounts receivable	$255	1,939	(1,998)	$196
Deferred tax valuation allowance	$12,487	(3,664)	—	$8,823
2002
Allowance for accounts receivable	$1,350	(695)	(400)	$255
Deferred tax valuation allowance	$28,473	(1,600)	(14,386)	$12,487

14.	Quarterly Results (unaudited)
      The results of the Company’s quarterly operations (unaudited) for 2004 and 2003 are as follows (in thousands except share data):

	Quarter Ended

	Mar 31	Jun 30	Sep 30	Dec 31

2004
Operating revenues	$129,584	$115,060	$129,175	$130,081
Operating income	13,639	4,388	13,764	8,492
Net earnings	7,875	2,569	7,054	8,089

Basic earnings per common share:	0.69	0.22	0.54	0.51

Diluted earnings per common share:	0.34	0.12	0.31	0.32

2003
Operating revenues	$123,643	$116,631	$112,294	$122,282
Operating income	7,663	7,820	5,874	7,071
Net earnings	6,615	6,393	1,444	869

Basic earnings per common share:	0.60	0.58	0.13	0.08

Diluted earnings per common share:	0.44	0.42	0.11	0.06

      The sum of the four quarterly earnings (loss) per share amounts may not agree with the earnings (loss) per share amounts for the full year due to the fact that the full year calculation uses a 12-month weighted average number of shares.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
World Air Holdings, Inc.:
      We have audited the accompanying consolidated balance sheets of World Air Holdings, Inc. and subsidiaries (“World Air Holdings”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders’ equity (deficiency) and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of World Air Holdings’ management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
      We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of World Air Holdings as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP
Atlanta, Georgia
February 16, 2005, except
as to Note 5, which
is as of March 22, 2005

Item 9A.	Controls and Procedures.
      We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this Annual Report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this Annual Report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic filings with the Securities and Exchange Commission. No significant changes were made to our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.
PART III

Item 10.	Directors and Executive Officers of the Registrant

Directors
      The Company herein incorporates by reference the information concerning directors contained in its Notice of Annual Stockholder’s Meeting and Proxy Statement to be filed within 120 days after the end of the Company’s fiscal year (the “2005 Proxy Statement”).

Executive Officers
      Executive officers of the Company are appointed by and serve at the discretion of the Company’s board of directors. Information regarding the Company’s executive officers as of December 31, 2004 is provided below:

Randy J. Martinez	49	President and Chief Executive Officer
Jeffrey L. MacKinney	48	Chief Operating Officer
Gilberto M. Duarte, Jr.	60	Chief Financial Officer
Charles H.J. Addison	44	Senior Vice President — Operational Support Services
Robert R. Binns	40	Senior Vice President — Marketing & Planning
Charles P. McDonald	40	Senior Vice President — Operations
      Randy J. Martinez became President and Chief Executive Officer, as well as a member of the Board of Directors, in April 2004. He joined World Airways in October 1998 as the Director of Crew Resources and was later appointed Special Assistant to the Chairman in May 1999. In August 1999, he was named the Chief Information Officer of World Airways and in June 2002 became Executive Vice President, Marketing and Administration. In November 2003, Mr. Martinez became President and Chief Operating Officer. Mr. Martinez came to World Airways after a distinguished 21-year career with the United States Air Force (Colonel retired and Command Pilot). Prior to his leaving the military, he was the Principal Advisor to the Chief of Staff of the North Atlantic Treaty Organization’s (NATO) senior-most Strategic Planning Staff. Mr. Martinez also served as the Senior Aide-de-Camp to the Chairman of the Joint Chiefs of Staff at the Pentagon, Commander of the 457th Airlift Squadron at Andrews Air Force Base (AFB) in Maryland and Chief of the Wing Standardization & Evaluation Division in Operation DESERT SHIELD AND DESERT STORM for C-130’s. He is a combat experienced pilot and decorated officer.
      Jeffrey L. MacKinney became Chief Operating Officer in April 2004. He joined World Airways in August 2003 as Senior Vice President, Planning and Corporate Development, after serving as President of his own aviation consulting firm. Prior to forming his own company in 2002, Mr. MacKinney was President and CEO of TransMeridian Airlines, an Atlanta based charter airline. Mr. MacKinney joined TransMeridian Airlines in 1999 from AirTran Airways, where he held the position of Senior Vice President of Marketing and Planning. He held various leadership positions during nine years with American Airlines, his last position as

Man aging Vice President of AMR Consulting Group. Prior to American, he served as Vice President of Marketing and Planning for Air Virginia, a regional airline that became the third American Eagle carrier.
      Gilberto M. Duarte, Jr. serves as Chief Financial Officer of World Air Holdings and World Airways, as well as President of World Risk Solutions. He joined World Airways in August 1998 as Vice President and Controller and was named Chief Financial Officer, effective December 1998. Mr. Duarte’s career spans 35 years in the airline industry. Mr. Duarte held a number of leadership positions during his 22 years with Eastern Airlines, distinguishing himself as Division Controller and as Vice President of Airport Operations. From 1992 to 1995, he served as Executive Vice President of Universal Aviation Services. From 1995 to 1997, he served as Executive Vice President of BWIA International, based in Trinidad & Tobago. Prior to joining World Airways, Mr. Duarte served as President for Inktel Marketing from 1997 to 1998.
      Charles H.J. Addison became Senior Vice President of Operational Support Services in April 2004. He joined World Airways in May 1988 as Supervisor, Revenue Accounting and in June 1989 moved into a Financial Analyst position. Mr. Addison was promoted to Director, Materials Services in February 1992 and held this position for seven years. Between January 1999 and April 2001, Mr. Addison held two other Director positions- — Director, Material and Scheduled Service Administration, and Director, Contracts and Purchasing. In April 2001, Mr. Addison was appointed to Senior Director, Strategic Planning and Contracts. In June 2002, Mr. Addison was appointed to Executive Vice President, Operations and was responsible for managing the Technical Services, Customer Services, Flight Operations, In-flight Services and Travel Departments.
      Robert R. Binns became Senior Vice President of Marketing and Planning in April 2004. Prior to joining World Airways, Mr. Binns was President and Chief Executive Officer of TransMeridian Airlines from April 2002 to April 2004, and previous to this, had been its Chief Financial Officer from December 2001 to April 2002. Mr. Binns was Vice President and Controller for the technical division of Pegasus Aviation from April 2000 through December 2001, and also spent several years with Trans World Airlines in a variety of positions, including General Auditor.
      Charles P. McDonald became Senior Vice President of Operations in May 2004. His responsibilities include Flight Operations, Aircraft Maintenance and Engineering, In-Flight Services, Operations Control Center and Customer Service. Mr. McDonald has over eighteen years of aviation experience, most recently as Chief Operating Officer of TransMeridian Airlines from 1999 through 2004. Prior to this position, Mr. McDonald held senior-level positions with British Aerospace Regional Aircraft from 1995 to 1999 and the AMR Corporation, including Director of Aircraft Maintenance for Flagship Airlines from 1988 through 1995.

Beneficial Ownership Reporting
      The Company herein incorporates by reference the information required by Item 405 of Regulation S-K contained in the 2005 Proxy Statement.

Code of Ethics
      The Company has adopted a Code of Ethics, which applies to the Company’s principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions. The Code of Ethics is posted on the Company’s website at www.worldairways.com. The Company will disclose any amendments to, or waivers from, the Code of Ethics on its website.

Item 11.	Executive Compensation.
      The Company herein incorporates by reference the information required by Item 402 of Regulation S-K concerning executive compensation contained in the 2005 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.
      The Company herein incorporates by reference the information required by Items 201(d) and 403 of Regulation S-K concerning security ownership of certain beneficial owners and management in the 2005 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions.
      The Company herein incorporates by reference the information required by Item 404 of Regulation S-K concerning certain relationships and related transactions contained in the 2005 Proxy Statement.

Item 14.	Principal Accountant Fees and Services.
      The Company herein incorporates by reference the information required by Item 9(e) of Schedule 14A concerning principal accountant fees and services contained in the 2005 Proxy Statement.
PART IV

Item 15.	Exhibits and Financial Statement Schedules.
      (a)(1) Financial Statements

•	Consolidated Balance Sheets, December 31, 2004 and 2003

•	Consolidated Statements of Operations, Years Ended December 31, 2004, 2003 and 2002

•	Consolidated Statements of Changes in Stockholders’ Equity/ Deficiency, Years Ended December 31, 2004, 2003 and 2002

•	Consolidated Statements of Cash Flows, Years Ended December 31, 2004, 2003 and 2002

•	Notes to Consolidated Financial Statements

•	Report of Independent Registered Public Accounting Firm
      (2) Financial Statement Schedules

NOTE:	All schedules are omitted because the requisite information is either presented in the financial statements or notes thereto or is not present in amounts sufficient to require submission of the schedules.
      (b) Exhibits

Exhibit
No.	Description

2.1*	Agreement and Plan of Merger, dated as of January 10, 2005, by and among World Airways, Inc., World Air Holdings, Inc., and World Merger Subsidiary, Inc. (incorporated by reference to Exhibit 2.1 to World Air Holdings, Inc.’s Current Report on Form 8-K, filed with the SEC on January 10, 2005).
2.2*	Transfer Agreement, dated as of January 10, 2005, by and between World Air Holdings, Inc. and World Airways, Inc. (incorporated by reference to Exhibit 2.2 to World Air Holdings, Inc.’s Current Report on Form 8-K, filed with the SEC on January 10, 2005).

3.1*	Amended and Restated Certificate of Incorporation of World Air Holdings, Inc. (incorporated by reference to Exhibit 3.1 to World Air Holdings, Inc.’s Current Report on Form 8-K, filed with the SEC on January 10, 2005).

3.2*	Bylaws of World Air Holdings, Inc. (incorporated by reference to Exhibit 3.2 to World Air Holdings, Inc.’s Current Report on Form 8-K, filed with the SEC on January 10, 2005).

3.3*	Restated Certificate of Incorporation, as amended, of World Airways, Inc. (incorporated by reference to Exhibit 3.1 to World Airways, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed with the SEC on March 27, 2003).

Exhibit
No.	Description

3.4*	First Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of World Airways, Inc. (incorporated by reference to Exhibit 3.1 to World Airways, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed with the SEC on March 27, 2003).

3.5*	Certificate of Correction of Restated Certificate of Incorporation, as amended, of World Airways, Inc. (incorporated by reference to Exhibit 3.4 to World Air Holdings, Inc.’s Current Report on Form 8-K, filed with the SEC on January 10, 2005).

3.6*	Second Certificate of Amendment to the Restated Certificate of Incorporation, as amended, of World Airways, Inc. (incorporated by reference to Exhibit 3.5 to World Air Holdings, Inc.’s Current Report on Form 8-K, filed with the SEC on January 10, 2005).

3.7*	Amended and Restated Bylaws of World Airways, Inc. (incorporated by reference to Exhibit 3.1 to World Airways, Inc.’s Current Report on Form 8-K, filed with the SEC on November 11, 2004).

4.1*	Stock Registration Rights Agreement between Malaysian Helicopter Services Berhad and World Airways, Inc. (incorporated by reference to Exhibit 10.2 to WorldCorp, Inc.’s Current Report on Form 8-K, filed with the SEC on March 14, 1994).

4.2*	Indenture, dated as of December 30, 2003, by and between World Airways, Inc. and Wachovia Bank, National Association, as trustee (incorporated by reference to Exhibit 99.1 to World Airways, Inc.’s Current Report on Form 8-K, filed with the SEC on January 21, 2004).

4.3*	First Supplemental Indenture, dated as of January 10, 2005, by and among World Air Holdings, Inc., World Airways, Inc., and Wachovia Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to World Air Holdings, Inc.’s Current Report on Form 8-K, filed with the SEC on January 10, 2005).

4.4*	Form of World Air Holdings, Inc. and World Airways, Inc. 8.0% Convertible Senior Subordinated Debentures due 2009 (incorporated by reference to Exhibit 4.3 to World Air Holdings, Inc.’s and World Airways, Inc.’s Registration Statement on Form S-3, File No. 333-113135, filed with the SEC on January 24, 2005).

4.5*	Form of Purchase Agreement relating to the Company’s 8.0% Convertible Senior Subordinated Debentures due 2009 (incorporated by reference to Exhibit 99.1 to World Airways, Inc.’s Current Report on Form 8-K, filed on November 12, 2003).

4.6*	Registration Rights Agreement, dated as of December 30, 2003, by and among World Airways, Inc. and the purchasers of 8.0% Convertible Senior Subordinated Debentures due 2009 (incorporated by reference to Exhibit 99.2 to World Airways, Inc.’s Current Report on Form 8-K, filed with the SEC on January 21, 2004).

4.7*	Registration Rights Agreement, dated as of December 30, 2003, by and between World Airways, Inc. and Air Transportation Stabilization Board (incorporated by reference to Exhibit 99.9 to World Airways, Inc.’s Current Report on Form 8-K, filed with the SEC on January 21, 2004).

4.8*	Joinder to Registration Rights Agreement, dated as of January 10, 2005, by and among World Air Holdings, Inc., World Airways, Inc. and Air Transportation Stabilization Board (incorporated by reference to Exhibit 10.4 to World Air Holdings, Inc.’s Current Report on Form 8-K, filed with the SEC on January 10, 2005).

4.9*	Warrant No. D-1-1, dated as of January 10, 2005, in favor of Air Transportation Stabilization Board (incorporated by reference to Exhibit 10.6 to World Air Holdings, Inc.’s Current Report on Form 8-K, filed with the SEC on January 10, 2005).

4.10*	Warrant No. D-1-2, dated as of January 10, 2005, in favor of Air Transportation Stabilization Board (incorporated by reference to Exhibit 10.7 to World Air Holdings, Inc.’s Current Report on Form 8-K, filed with the SEC on January 10, 2005).

4.11*	Warrant No. D-1-4, dated as of January 10, 2005, in favor of Air Transportation Stabilization Board (incorporated by reference to Exhibit 10.8 to World Air Holdings, Inc.’s Current Report on Form 8-K, filed with the SEC on January 10, 2005).

Exhibit
No.	Description

10.1*	Loan Agreement, dated as of December 30, 2003, by and among World Airways, Inc., as borrower, Govco Incorporated, as primary Tranche A lender, Citibank, N.A., as alternate Tranche A lender, collateral agent and agent, Citicorp North America Inc., as Govco administrative agent, Citicorp USA Inc., as Tranche B lender, Phoenix American Financial Services, Inc., as loan administrator, and the Air Transportation Stabilization Board (incorporated by reference to Exhibit 99.3 to World Airways, Inc.’s Current Report on Form 8-K, filed with the SEC on January 21, 2004).

10.2*	Waiver to Loan Agreement, dated as of January 10, 2005, by and between World Airways, Inc. and Air Transportation and Stabilization Board (incorporated by reference to Exhibit 10.1 to World Air Holdings, Inc.’s Current Report on Form 8-K, filed with the SEC on January 10, 2005).

10.3*	Joinder to Loan Agreement, dated as of January 10, 2005, entered into by World Air Holdings, Inc. (incorporated by reference to Exhibit 10.2 to World Air Holdings, Inc.’s Current Report on Form 8-K, filed with the SEC on January 10, 2005).

10.4*	Parent Guarantee, dated as of January 10, 2005, entered into by World Air Holdings, Inc. (incorporated by reference to Exhibit 10.3 to World Air Holdings, Inc.’s Current Report on Form 8-K, filed with the SEC on January 10, 2005).

10.5*	Intellectual Property Security Agreement, dated as of December 30, 2003, in favor of Citibank, N.A., the lenders signatory thereto, Air Transportation Stabilization Board and International Lease Finance Corporation (incorporated by reference to Exhibit 10.3 to World Airways, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the SEC on March 29, 2004).

10.6*	Payoff Letter, dated as of December 30, 2003, issued by Wells Fargo Foothill, Inc. in favor of the Company (incorporated by reference to Exhibit 10.4 to World Airways, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the SEC on March 29, 2004).

10.7*	Mortgage and Security Agreement, dated as of December 30, 2003, by and among World Airways, Inc. and World Airways Parts Company, LLC, as grantors, in favor of Citibank, N.A., as collateral agent (incorporated by reference to Exhibit 99.4 to World Airways, Inc.’s Current Report on Form 8-K, filed with the SEC on January 21, 2004).

10.8*	Joinder to and Modification of Mortgage and Security Agreement, dated as of January 10, 2005, by and among World Air Holdings, Inc., World Airways, Inc., World Airways Parts Company, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.4 to World Air Holdings, Inc.’s Current Report on Form 8-K, filed with the SEC on January 10, 2005).

10.9*	Form of Irrevocable Stock Power of World Air Holdings, Inc., assigning interest in World Risk Solutions, Ltd. (incorporated by reference to Exhibit 10.9 to World Air Holdings, Inc.’s Current Report on Form 8-K, filed with the SEC on January 10, 2005).

10.10*	Form of Irrevocable Stock Power of World Air Holdings, Inc., assigning interest in World Airways, Inc. (incorporated by reference to Exhibit 10.10 to World Air Holdings, Inc.’s Current Report on Form 8-K, filed with the SEC on January 10, 2005).

10.11*	Lease Agreement, dated as of March 26, 2004, by and between World (DE) QRS 15-65, Inc., as landlord, and World Airways, Inc., as tenant (incorporated by reference to Exhibit 99.1 to World Airways, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004, filed with the SEC on May 14, 2004).

10.12*	World Airways Parts Company, LLC Limited Liability Company Agreement, dated as of November 27, 2002 (incorporated by reference to Exhibit 10.24 to World Airways, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed with the SEC on March 27, 2003).

10.13*	Support and Management Agreement, dated as of December 12, 2002, by and between World Airways, Inc. and World Airways Parts Company, LLC (incorporated by reference to Exhibit 10.25 to World Airways, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed with the SEC on March 27, 2003).

10.14*+	World Air Holdings, Inc. Amended and Restated 1995 Stock Incentive Plan (incorporated by reference to Appendix B to World Airways, Inc.’s definite proxy statement, filed with the SEC on April 7, 2004).

Exhibit
No.	Description

10.15*+	Restricted Stock Plan for Eligible Employees of the Company, including forms for Award Agreements and Stock Option Agreements (incorporated by reference to Exhibit 10.17 to World Airways, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed with the SEC on April 1, 2002).

10.16*+	Form of Indemnification Agreement with Directors and Executive Officers (incorporated by reference to Exhibit 10.13 to World Airways, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed with the SEC on April 1, 2002).

10.17*+	Key Employee Retention Plan (incorporated by reference to Exhibit 10.18 to World Airways, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed with the SEC on April 1, 2002).

10.18*+	World Airways, Inc. Non-Employees’ Stock Option Plan (incorporated by reference to Exhibit 10.46 to World Airways, Inc.’s Registration Statement on Form S-1/ A, No. 33-95488, filed with the SEC on October 4, 1995).

10.19*+	Fourth Amended and Restated Employment Agreement, dated as of April 1, 2004, by and between World Airways, Inc. and Randy J. Martinez (incorporated by reference to Exhibit 99.5 to World Airways, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004, filed with the SEC on August 13, 2004).

10.20*+	Third Amended and Restated Employment Agreement, dated as of November 1, 2003, by and between World Airways, Inc. and Randy J. Martinez (incorporated by reference to Exhibit 10.29 to World Airways, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the SEC on March 29, 2004).

10.21*+	Amendment Two to Employment Agreement, dated as of May 1, 2003, by and between World Airways, Inc. and Randy J. Martinez (incorporated by reference to Exhibit 10.11 to World Airways, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the SEC on March 29, 2004).

10.22*+	Second Amended and Restated Employment Agreement, dated as of May 6, 2004, by and between World Airways, Inc. and Gilberto M. Duarte, Jr. (incorporated by reference to Exhibit 99.3 to World Airways, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004, filed with the SEC on August 13, 2004).

10.23*+	First Amended and Restated Employment Agreement, dated as of April 1, 2004, by and between World Airways, Inc. and Jeffrey L. MacKinney (incorporated by reference to Exhibit 99.4 to World Airways, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004, filed with the SEC on August 13, 2004).

10.24*+	Employment Agreement, dated as of August 22, 2003, by and between World Airways, Inc. and Jeffrey L. MacKinney (incorporated by reference to Exhibit 10.30 to World Airways, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the SEC on March 29, 2004).

10.25*+	Amended and Restated Employment Agreement, dated as of May 6, 2004, by and between World Airways, Inc. and Charles H. J. Addison (incorporated by reference to Exhibit 99.1 to World Airways, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004, filed with the SEC on August 13, 2004).

10.26*+	Employment Agreement, dated as of April 26, 2004, by and between World Airways, Inc. and Robert R. Binns (incorporated by reference to Exhibit 99.2 to World Airways, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004, filed with the SEC on August 13, 2004).

10.27*+	Employment Agreement, dated as of April 26, 2004, by and between World Airways, Inc. and Charles P. McDonald (incorporated by reference to Exhibit 99.6 to World Airways, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004, filed with the SEC on August 13, 2004).

10.28+	Employment Agreement, dated as of April 26, 2004, by and between World Airways, Inc. and Kenneth M. Fralick.

Exhibit
No.	Description

10.29	Agreement and General Release, dated as of November 9, 2004, by and between World Airways, Inc. and Cindy M. Swinson (incorporated by reference to Exhibit 10.1 to World Airways, Inc.’s Current Report on Form 8-K, filed with the SEC on November 22, 2004).

12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Incorporated by reference pursuant to Rule 12b-32 of the Exchange Act.

+	Management contract or compensatory plan or arrangement.

Status of Prior Documents
      World Air Holdings’ Annual Report on Form 10-K for the year ended December 31, 2004, at the time of filing with the SEC, shall modify and supersede all prior documents filed pursuant to Sections 13, 14, and 15(d) of the Securities Exchange Act of 1934, as amended, for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act which incorporates by reference such Annual Report on Form 10-K.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

World Air Holdings, Inc.

By:	/s/ Gilberto M. Duarte, Jr.

Gilberto M. Duarte, Jr.
Chief Financial Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Randy J. Martinez Randy J. Martinez	President and Chief Executive Officer	March 28, 2005

/s/ Jeffrey L. MacKinney Jeffrey L. MacKinney	Chief Operating Officer	March 28, 2005

/s/ Gilberto M. Duarte, Jr. Gilberto M. Duarte, Jr.	Chief Financial Officer	March 28, 2005

/s/ Ronald R. Fogleman Ronald R. Fogleman	Chairman and Director	March 28, 2005

/s/ Daniel J. Altobello Daniel J. Altobello	Director	March 28, 2005

/s/ A. Scott Andrews A. Scott Andrews	Director	March 28, 2005

/s/ Joel H. Cowan Joel H. Cowan	Director	March 28, 2005

/s/ John E. Ellington John E. Ellington	Director	March 28, 2005

/s/ Russell L. Ray, Jr. Russell L. Ray, Jr.	Director	March 28, 2005

/s/ Peter M. Sontag Peter M. Sontag	Director	March 28, 2005