Form 10-Q
period 2005-03-31
WORLD AIR HOLDINGS, INC.
filed 2005-05-16
CIK 949240

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2005
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to ___

Commission File Number 0-26582

WORLD AIR HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	20-2121036 (I.R.S. Employer Identification Number)

The HLH Building, 101 World Drive, Peachtree City, GA 30269
(Address of principal executive offices)

(770) 632-8002
(Registrant’s telephone number, including area code)

World Airways, Inc.

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

Yes ☐       No ☑

     The number of shares of the registrant’s Common Stock outstanding on May 2, 2005 was approximately 23,515,000.

WORLD AIR HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

		Page
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets (Unaudited), March 31, 2005 and December 31, 2004	3

	Condensed Consolidated Statements of Operations (Unaudited), Three Months Ended March 31, 2005 and 2004	5

	Condensed Consolidated Statement of Changes in Stockholders' Equity (Unaudited), Three months ended March 31, 2005	6

	Condensed Consolidated Statements of Cash Flows (Unaudited), Three months ended March 31, 2005 and 2004	7

	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17

Item 4.	Controls and Procedures	17

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 6.	Exhibits	17
EX-10.1 STOCK PURCHASE AGREEMENT
EX-10.2 GUARANTY OF AGREEMENT
EX-10.3 ESCROW AGREEMENT
EX-10.4 TERMINATION AND RELEASE
EX-10.5 AMENDMENT NO. 1 AND WAIVER TO LOAN AGREEMENT
EX-10.6 AMENDED AND RESTATED MORTGAGE AND SECURITY AGREEMENT
EX-10.7 SUBSIDIARY GUARANTEE
EX-10.8 HOLDINGS GUARANTY GUARANTYING WORLD AIRWAYS, INC.
EX-10.9 HOLDINGS GUARANTY GUARANTYING NORTH AMERICAN AIRLINES, INC.
EX-10.10 INTELLECTUAL PROPERTY SECURITY AGREEMENT
EX-10.11 FORM OF IRRECOVABLE STOCK POWER
EX-31.1 SECTION 302, CERTIFICATION OF THE CEO
EX-31.2 SECTION 302, CERTIFICATION OF THE CFO
EX-32.1 SECTION 906, CERTIFICATION OF THE CEO
EX-32.2 SECTION 906, CERTIFICATION OF THE CFO

ITEM 1. FINANCIAL STATEMENTS
WORLD AIR HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
(in thousands)
(unaudited)

	March 31,	December 31,
	2005	2004
CURRENT ASSETS
Cash and cash equivalents	$76,182	$49,956

Restricted cash	4,160	4,926

Accounts receivable, less allowance for doubtful accounts of $209 at March 31, 2005 and December 31, 2004	46,607	52,382

Prepaid expenses and other current assets	6,977	8,335

Deferred tax assets	5,836	6,685

Total current assets	139,762	122,284

EQUIPMENT AND PROPERTY
Flight and other equipment	85,430	84,514
Less: accumulated depreciation and amortization	52,737	51,321

Net equipment and property	32,693	33,193

LONG-TERM DEPOSITS	18,079	18,237

OTHER ASSETS AND DEFERRED CHARGES, NET	4,905	5,603

TOTAL ASSETS	$194,629	$179,317

(Continued)

WORLD AIR HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY
(in thousands except share amounts)
(unaudited)

	March 31,	December 31,
	2005	2004
CURRENT LIABILITIES
Current maturities of long-term debt	$6,000	$6,000
Accounts payable	36,758	35,482
Current portion of accrued rent	8,414	5,489
Current portion of deferred rent	548	3,242
Unearned revenue	8,730	6,293
Accrued maintenance	4,238	4,179
Accrued salaries, wages and profit sharing	20,631	20,463
Accrued taxes	9,058	8,482
Other accrued liabilities	2,516	1,861

Total current liabilities	96,893	91,491

Long-term debt, net of current maturities	24,000	43,879
Deferred gain from sale-leaseback transactions, net of accumulated amortization of $4,552 at March 31, 2005 and $4,269 at December 31, 2004	1,362	1,645
Accrued post-retirement benefits	4,206	4,081
Accrued and deferred rent, net of current portion	3,095	5,615
Deferred income taxes	2,221	2,208

TOTAL LIABILITIES	131,777	148,919

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value (5,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock, $.001 par value (100,000,000 shares authorized; 24,591,695 shares issued and 23,510,452 shares outstanding at March 31, 2005; 17,430,023 shares issued and 16,348,780 shares outstanding at December 31, 2004)	25	18
Additional paid-in capital	65,261	42,712
Retained earnings	10,423	525
Treasury stock, at cost (1,081,243 shares at March 31, 2005 and December 31, 2004)	(12,857)	(12,857)

Total stockholders’ equity	62,852	30,398

COMMITMENTS AND CONTINGENCIES	—	—

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$194,629	$179,317

See accompanying Notes to Condensed Consolidated Financial Statements

WORLD AIR HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2005 and 2004
(in thousands except per share data)
(unaudited)

	2005	2004
REVENUES
Flight operations	$159,020	$129,019
Other	529	565

Total revenues	159,549	129,584

OPERATING EXPENSES
Flight	45,169	40,802
Maintenance	24,955	17,856
Aircraft costs	20,929	19,671
Fuel	30,471	18,202
Flight operations subcontracted to other carriers	508	1,518
Commissions	8,859	6,300
Depreciation and amortization	1,455	1,287
Sales, general and administrative	10,025	10,309

Total operating expenses	142,371	115,945

OPERATING INCOME	17,178	13,639

OTHER INCOME (EXPENSE)
Interest expense	(985)	(1,542)
Interest income	269	122
Other, net	(203)	(633)

Total other income (expense)	(919)	(2,053)

EARNINGS BEFORE INCOME TAX EXPENSE	16,259	11,586

INCOME TAX EXPENSE	6,361	3,711

NET EARNINGS	$9,898	$7,875

BASIC EARNINGS PER SHARE
Net earnings	$0.52	$0.69

Weighted average shares outstanding	19,024	11,448

FULLY DILUTED EARNINGS PER SHARE
Net earnings	$0.38	$0.34

Weighted average shares outstanding	26,786	24,434

See accompanying Notes to Condensed Consolidated Financial Statements

WORLD AIR HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN STOCKHOLDERS’ EQUITY
Three months Ended March 31, 2005
(in thousands except share amounts)
(unaudited)

		Additional			Total
	Common	Paid-in	Retained	Treasury Stock,	Stockholders’
	Stock	Capital	Earnings	at Cost	Equity
Balances at December 31, 2004	$18	$42,712	$525	$(12,857)	$30,398

Amortization of warrants	—	46	—	—	46

Exercise of 425,025 stock options	—	516	—	—	516

Exercise of warrants for 1,076,345 shares	1	2,499	—	—	2,500

Issuance of 5,660,302 shares for debt conversions	6	18,578	—	—	18,584

Tax benefit of stock option exercises	—	910	—	—	910

Net earnings and comprehensive earnings	—	—	9,898	—	9,898

Balances at March 31, 2005	$25	$65,261	$10,423	$(12,857)	$62,852

See accompanying Notes to Condensed Consolidated Financial Statements

WORLD AIR HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2005 and 2004
(in thousands)
(unaudited)

	2005	2004
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$49,956	$30,535

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	9,898	7,875
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,455	1,287
Deferred gain recognition	(283)	(283)
Loss on disposals of equipment and property	32	311
Tax benefit of stock option exercises	910	—
Amortization of warrants and debt issuance costs	455	496
Deferred income taxes	709	—
Provision for doubtful accounts	—	841
Other	(43)	(35)
Changes in current operating assets and liabilities:
Accounts receivable	5,775	(6,895)
Restricted cash	766	18,602
Deposits, prepaid expenses and other assets	1,516	1,758
Accounts payable, accrued expenses and other liabilities	570	5,519
Unearned revenue	2,437	826

Net cash provided by operating activities	24,197	30,302

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment and property	(987)	(459)
Proceeds from disposals of equipment and property	—	2

Net cash used in investing activities	(987)	(457)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of debt	—	(18,000)
Proceeds from exercise of stock options	516	32
Proceeds from exercise of warrants	2,500	—
Payment of debt issuance costs	—	(499)

Net cash provided by (used in) financing activities	3,016	(18,467)

NET INCREASE IN CASH AND CASH EQUIVALENTS	26,226	11,378

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$76,182	$41,913

SUPPLEMENTAL INFORMATION:
Interest paid	$401	$799
Income taxes paid	$4,590	$534
Non-cash Financing Activities:
The conversion of the Company’s convertible senior subordinated debentures	$18,113	$—

See accompanying Notes to Condensed Consolidated Financial Statements

WORLD AIR HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Basis of Presentation

The unaudited Condensed Consolidated Financial Statements include the accounts of World Air Holdings, Inc. (“World Air Holdings” or the “Company”) and its wholly-owned subsidiaries, World Airways, Inc. (“World Airways”) and World Risk Solutions, Ltd. (“World Risk Solutions”). World Airways Parts Company LLC is a wholly-owned subsidiary of World Airways. All significant inter-company accounts and transactions have been eliminated.

Management believes that all adjustments necessary for a fair statement of results have been included in the unaudited Condensed Consolidated Financial Statements for the interim periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and the results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005.

The Condensed Consolidated Balance Sheet for December 31, 2004 is derived from the Consolidated Financial Statements included in the Company’s 2004 Form 10-K. These interim period Condensed Consolidated Financial Statements and accompanying footnotes should be read in conjunction with the Consolidated Financial Statements contained in World Air Holdings’ Annual Report on Form 10-K for the year ended December 31, 2004.

Certain items in prior year financial statements included herein have been reclassified to conform to the 2005 financial statement presentation

2.	Long-Term Operating Deposits

Long-term operating deposits of $18.1 million at March 31, 2005 consisted of aircraft and engine (flight equipment) deposits of $17.7 million and building and miscellaneous deposits of $0.4 million. At December 31, 2004, long-term operating deposits of $18.2 million consisted of aircraft and engine deposits of $17.8 million and building and miscellaneous deposits of $0.4 million.

3.	Earnings per Share

Basic earnings per share are computed by dividing net earnings by the weighted average number of shares outstanding during the period. Diluted earnings per share include the effects of common equivalent shares outstanding during the period. The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share data):

	Three Months Ended March 31, 2005
	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Earnings available to common stockholders	$9,898	19,024	$0.52

Effect of Dilutive Securities
Warrants	—	2,190
Options	—	1,519
8% convertible debentures	163	4,053
Profit sharing	(13)	—
Amortization of debt issuance costs	35	—
Aircraft lease restructuring fees	(28)	—

Diluted EPS
Earnings available to common stockholders plus assumed conversions	$10,055	26,786	$0.38

	Three Months Ended March 31, 2004
	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Earnings available to common stockholders	$7,875	11,448	$0.69

Effect of Dilutive Securities
Warrants	—	1,946
Options	—	2,435
8% convertible debentures	394	8,605
Profit sharing	(8)	—
Amortization of debt issuance costs	42	—
Aircraft lease restructuring fees	(45)	—

Diluted EPS
Earnings available to common stockholders plus assumed conversions	$8,258	24,434	$0.34

4.	Accounting for Stock-Based Compensation

At March 31, 2005, the Company had three stock-based compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net earnings for the quarter ended March 31, 2005, as all options granted during those periods had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation (in thousands, except per share data):

	Quarter Ended March 31 ,
	2005	2004
Net earnings, as reported	$9,898	$7,875
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(185)	(103)

Pro forma net earnings	$9,713	$7,772

Earnings per share
Basic —as reported	$0.52	$0.69
Basic — pro forma	$0.51	$0.68
Diluted —as reported	$0.38	$0.34
Diluted — pro forma	$0.37	$0.33

The per share weighted-average fair value of stock options granted during the first quarter of 2004 was $4.06 (no stock options were granted during the first quarter of 2005) on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

	Quarter Ended March 31,
	2005	2004
Expected dividend yield	0%	0%
Risk-free interest rate	3.5%	3.0%
Expected life (in years)	4.4	4.9
Risk-free volatility	78%	91%

5.	Virginia Lease Obligation

The Company is obligated under an operating lease for office space at its former headquarters in Herndon, Virginia, through April 2006. In the first quarter of 2005, due to market conditions, the Company fully accrued for the remaining payments under this operating lease. The Company had a liability balance of $1.1 million at December 31, 2004. During the first quarter of 2005, the Company reviewed market conditions and determined that an additional net $0.6 million should be added to the liability. This resulted in a $1.7 million balance at March 31, 2005, which is the present value of the total remaining cash obligation under this lease. The liability is included in other accrued liabilities on the accompanying Condensed Consolidated Balance Sheets at March 31, 2005.

6.	Union Negotiations

World Airways’ cockpit crewmembers, who constitute approximately 27% of its employees and are represented by the International Brotherhood of Teamsters (the “Teamsters”), are subject to a collective bargaining agreement that became amendable June 30, 2003. The Company continued negotiations with the Teamsters during the first quarter of 2005, under the auspices of the National Mediation Board.

World Airways’ aircraft dispatchers, who are represented by the Transport Workers Union (“TWU”), are subject to a collective bargaining agreement that became amendable December 31, 2003. Fewer than 15 World Airways’ employees are subject to this collective bargaining agreement. The Company continued negotiations with the TWU during the first quarter of 2005.

7.	Post-Retirement Health Care Benefits Plan

World Airways’ cockpit crewmembers and eligible dependents are covered by a post-retirement health care benefits plan. A summary of the net periodic post-retirement benefit costs for the three months ended March 31 is as follows (in thousands):

	Quarter Ended March 31,
	2005	2004
Service cost	$107	$93
Interest cost	69	71
Net amortized loss	4	4

Net periodic post-retirement benefit cost	$180	$168

The Company anticipates that it will contribute approximately $159,000 to fund its health care obligations in 2005. As of March 31, 2005, $40,000 of contributions have been made.

8.	Other Comprehensive Income (Loss)

The Company reports other comprehensive income in its Consolidated Statement of Changes in Stockholders’ Equity. For the quarters ending March 31, 2005 and 2004, there were no items of other comprehensive income or loss for the Company.

9.	Legal Proceedings

The Company’s flight attendants, representing approximately 44% of the Company’s employees, are represented by the International Brotherhood of Teamsters (“Teamsters”). On September 2, 2003, a new collective bargaining agreement was ratified, with an amendable date of August 31, 2006. The agreement includes pay increases and other benefit changes requested by the flight attendants while providing the Company with work-rule changes in support of its financial goals. In 1994, the Company’s flight attendants argued that the ''scope clause’’ of the collective bargaining agreement was violated by the Company’s use of foreign flight attendant crews on the Company’s flights for Garuda Indonesia which had historically been the Company’s operating procedure. In contracts with certain customers, the Company is obligated to permit its customers to deploy their own flight attendants. While the arbitrator in this matter denied in 1997 the Union’s request for back pay to affected flight attendants for flying relating to the 1994 Hadj, the arbitrator concluded that the Company’s contract with its flight attendants requires the Company to first actively seek profitable business opportunities that require using the Company’s flight attendants, before the Company may accept wet lease business opportunities that use the flight attendants of the Company’s customers. Since 1997, the flight attendants have filed a number of similar ''scope clause’’ grievances with respect to other wet-lease contracts and in 2001, they filed another “scope clause” grievance with respect to the 2001 Garuda Hadj agreement. An adverse decision on one or more of the grievances could have a material adverse impact on the financial condition, results of operations or liquidity of the Company.

Miami-Dade County is currently investigating and remediating various environmental conditions at the Miami International Airport (MIA). During the second quarter of 2001, the County filed a lawsuit against a number of defendants, which does not currently include World Airways, in an attempt to recover its past and future clean-up costs. This claim has been filed in the Florida Circuit Court for the 11th Judicial District in Dade County Florida. In addition to the defendants named in the lawsuit, several hundred other agencies and companies that were prior tenants at MIA (potentially responsible parties, or “PRP’s”), including World Airways, were issued letters advising them of the lawsuit and indicating that any PRP’s could be named as additional defendants in the future depending upon a determination as to the levels of contamination and the extent to which any PRP may have contributed to any alleged contamination. At this time, certain PRP’s, including World Airways, have joined a joint defense group to respond to the County’s inquiries and investigation of the PRP’s. This group is conducting preliminary investigations of the site in question to determine each PRP’s potential exposure. At this time, the Company cannot determine the impact, if any, this matter will have on the Company’s financial condition, results of operations or liquidity.

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

On May 27, 2004, one of the Company’s MD-11 freighter aircraft flying for China Airlines, Ltd. (“China Airlines”) was tail-tipped while a ground handling company, hired by China Airlines, was unloading cargo in Los Angeles. The aircraft sustained significant damages approximating $1.7 million and was out of service for over a one-month period. The Company has filed a claim with its insurance carrier for the damages and it is expected that the carrier will in turn file claims against China Airlines, the ground handler and their respective insurance carriers. In February 2005, China Airlines instituted an arbitration proceeding against the Company seeking to recover $1,690,172 in prepaid rental fees during the period the aircraft was out of service ($150,172 for three days in May, 2004 and $1,540,000 for the entire month of June, 2004). Under the terms of the wet lease, China Airlines was expressly responsible for loading and unloading all cargo. The Company believes that this claim is without merit and intends to defend itself vigorously, although it cannot give any assurance that this arbitration will not have a material adverse effect on the Company’s financial condition, results of operation or liquidity.

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

In addition, World Airways is party to routine litigation and administrative proceedings incidental to its business, none of which is believed by the Company to be likely to have a material adverse effect on the financial condition, results of operations or liquidity of the Company .

10.	Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29 (“SFAS No. 153”). SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets in eliminating the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replacing it with an exception for exchanges that do not have commercial substance. SFAS No. 153 indicates a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 will be effective for non-monetary asset exchanges in fiscal years beginning after June 15, 2005, with earlier application permitted. The Company has not completed evaluating the impact of the SFAS No. 153, but does not expect any material impact on its consolidated results of operations, financial condition or liquidity.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS No. 123(R)”), Share-Based Payment. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award — the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met. A public entity will initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. SFAS No. 123(R) is effective for all annual periods beginning after December 15, 2005. As of the required effective date, all public entities will apply this Statement using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123(R) for either recognition or pro forma disclosures. For periods before the required effective date, entities may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by Statement 123(R). The Company has not completed evaluating the impact of SFAS No. 123(R).

11.	Subsequent Events

On April 27, 2005, World Air Holdings acquired North American Airlines, Inc. (“North American”), a privately held air carrier based in Jamaica, N.Y., for $35 million in cash. North American had 2004 operating revenues of $213 million. This acquisition expands World Air Holdings’ product mix in the military and commercial charter markets, with North American’s three Boeing 767 and five Boeing 757 passenger aircraft. World Airways and North American will be managed independently under their respective operating certificates. North American will maintain its operational headquarters at John F. Kennedy International Airport in New York, with World Airways and World Air Holdings continuing to be based in Peachtree City, Georgia.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Part I, Item 2 of this report should be read in conjunction with Part II, Item 7 of World Air Holdings, Inc.’s (“World Air Holdings” or the “Company”) Annual Report on Form 10-K for the year ended December 31, 2004. The information contained herein is not a comprehensive management overview and analysis of the financial condition and results of operations of the Company, but rather updates disclosures made in the aforementioned filing.

The Company desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”). Therefore, this report contains forward looking statements that are subject to risks and uncertainties, including, but not limited to, the reliance on key strategic alliances, fluctuations in operating results, the ability to operate and manage successfully North American Airlines and other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission (the “Commission”). These risks could cause the Company’s actual results for 2005 and beyond to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company.

OVERVIEW

General

For the first quarter of 2005, the Company’s operating income was $17.2 million compared to $13.6 million for the same period in 2004, an improvement of $3.6 million. Net earnings for the 2005 first quarter were $9.9 million compared to $7.9 million for the first quarter of 2004, an increase of $2.0 million.

The following table provides statistical data, used by management in evaluating the operating performance of the Company, for the quarters ended March 31, 2005 and 2004.

	Quarter Ended March 31,
	2005		2004
Block hours:
Full service passenger	8,079	62%	7,565	67%
ACMI* passenger	1,067	8%	1,186	11%
Full service cargo	—	0%	283	2%
ACMI* cargo	3,772	29%	2,013	18%
Miscellaneous	198	1%	281	2%

Total	13,116	100%	11,328	100%

Operating aircraft at quarter-end	15		16
Average available aircraft per day	15.7		16.0
Average daily utilization	9.3		7.8
(block hours flown per day per aircraft)

* ACMI contracts are where the Company provides the aircraft, crew, maintenance and insurance.

For 2005, the Company expects to:

•	continue working to diversify the revenue mix by adding more commercial customers, while continuing to provide excellent service to the Company’s largest customer, the U.S. military;

•	continue to actively manage the Company’s major cost categories;

•	work on concluding a new collective bargaining agreement with its pilots and dispatchers;

•	manage fleet plans to meet customer needs; and

•	complete organizational changes, synergy enhancements and financial reporting standardization tied to the acquisition of North American Airlines.

Significant Customer Relationships

The Company is highly dependent on revenues from the U.S. Air Force (“USAF”). The loss of the USAF as a customer would have a material adverse effect on the Company. The Company’s largest customers, and the percent of revenues from those customers, for the quarter ended March 31, 2005 and 2004, are as follows:

	Quarter Ended March 31,
	2005	2004
USAF	84.3%	82.7%
Sonair Serviceo Aereo	4.1%	5.3%
Eva Airways	3.3%	—%
Menlo Worldwide	3.2%	3.4%
China Airlines	2.8%	—%

RESULTS OF OPERATIONS

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Revenues. Revenues increased $29.9 million, or 23.1%, to $159.5 million in the first quarter of 2005 from $129.6 million in the first quarter of 2004. The Company reported significant growth in military passenger flying for the USAF as well as commercial cargo ACMI flying, offset by reductions in military cargo revenues for the USAF and commercial passenger full-service flying. Two key variables that impact the amount of revenues are listed below:

	Quarter Ended March 31,
	2005	2004	Change	% Change
Total block hours	13,116	11,328	1,788	15.8%
Revenue per block hour	$12,165	$11,439	$726	6.3%

Operating Expenses. Total operating expenses increased $26.5 million to $142.4 million for the first quarter of 2005, compared to $115.9 million for the comparable quarter in 2004. Below is information on the Company’s operating expense per block hour:

	Quarter Ended March 31,
	2005	2004	Change	% Change
Operating expense per block hour	$10,855	$10,235	$620	6.1%

Flight expenses include all costs related directly to the operation of the aircraft other than maintenance, aircraft rent, insurance and fuel. Also included are expenses related to flight dispatch and flight operations administration. Flight expenses increased $4.4 million, or 10.7%, to $45.2 million in the first quarter of 2005 compared to $40.8 million in the same period of 2004. Flight costs were higher due to increases in the following areas:

•	$2.1 million in pilot and flight attendant costs;

•	2.0 million in catering costs; and

•	$0.5 million in flight communication costs.

The higher flight expenses are directly attributable to an overall increase in total block hours, as well as a required crew rest location change for certain USAF flights in the first quarter of 2005.

Maintenance expenses increased $7.1 million, or 39.8%, to $25.0 million in the first quarter of 2005 compared to $17.9 million in the same period of 2004. In the first quarter of 2005, the Company incurred $5.3 million for scheduled engine and thrust reverser overhauls and $2.1 million for maintenance reserve expenses related to the increase in total block hours.

Aircraft costs, which include aircraft rent and insurance, increased $1.2 million, or 6.4%, to $20.9 million in the first quarter of 2005 compared to $19.7 million in the first quarter of 2004. This increase was primarily due to additional aircraft rent. World Airways added an MD-11 passenger aircraft in December 2004 at a fixed monthly cost, experienced higher utilization of an MD-11 passenger aircraft under a power-by-the-hour operating lease, and leased two additional short-term spare engines in the first quarter of 2005. This increase was partially offset by the return of two DC-10 cargo and one DC-10 passenger aircraft in 2004, and a DC-10 passenger aircraft in the first quarter of 2005.

Fuel expenses were higher by $12.3 million, or 67.4%, to $30.5 million in the first quarter of 2005 from $18.2 million in the first quarter of 2004. Fluctuations in the price of fuel did not have a significant impact in the first quarter of 2005 because the Company’s contracts with its customers provided for a pass-through of fuel costs of 97% of fuel purchased and thereby limited the Company’s exposure to increases in fuel prices.

Commissions increased $2.6 million, or 40.6%, to $8.9 million in the first quarter of 2005, compared to $6.3 million in the first quarter of 2004. This increase was primarily due to the higher military revenue associated with the USAF contract in the first quarter of 2005 compared to the same period in 2004.

Sales, general and administrative expenses (“SG&A”) decreased $0.3 million, or 2.8%, to $10.0 million in the first quarter of 2005 compared to $10.3 million in the same quarter of 2004. In the first quarter of 2005, due to market conditions, the Company fully accrued for the remaining payments under an operating lease for office space at its former headquarters in Herndon, Virginia. Rental expense is higher by $0.4 million in the first quarter of 2005, compared to the same quarter in 2004. In the first quarter of 2004, the Company recorded $0.8 million of bad debt expense related to a contract with TM Travel Services, Inc. (“TM Travel”). The Department of Transportation decided to not renew TM Travel’s public charter prospectus, prompting the Company to evaluate TM Travel’s ability to meet its contractual obligations and the recording of this bad debt expense.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2005, the Company had $76.2 million of cash and cash equivalents compared to $50.0 million at December 31, 2004. Restricted cash was $4.2 million at March 31, 2005, which consisted of $3.7 million for letters of credit that had to be collateralized and $0.5 million of prepayments from customers for flights that are scheduled to be flown within 30 days of the balance sheet date (unearned revenue). Restricted cash was $4.9 million at December 31, 2004, which consisted of $4.8 million for letters of credit and $0.1 million related to unearned revenue. The restricted cash balance at December 31, 2004 included a $1.0 million letter of credit which was issued on behalf of TM Travel and provided to an insurance company to support surety bonds issued to the Department of Transportation (“DOT”) and the State of Hawaii. No monies were drawn from the two surety bonds, and they expired in July 2004. The letters of credit were cancelled in the first quarter of 2005, and the cash collateral was returned to unrestricted cash.

At March 31, 2005, the Company’s current assets were $139.8 million and its current liabilities were $96.9 million. The ratio of the Company’s current assets to its current liabilities (“current ratio”) was 1.4:1.

In the first quarter of 2005, The Boeing Company exercised warrants to purchase 1,000,000 shares of Common Stock at $2.50 per share. In addition, the Air Transportation Stabilization Board (“ATSB”) exercised warrants to purchase 111,111 shares, and pursuant to the net exercise provisions of the warrants, received 76,345 shares of the Company’s Common Stock.

On February 22, 2005, World Air Holdings issued a notice of redemption of its 8.0% Convertible Senior Subordinated Debentures due in 2009 (the “Debentures”), giving the holders until March 22, 2005 to exercise their conversion rights at a conversion price of $3.20 per share. The holders converted all of the Debentures outstanding by March 22, 2005. Future annual interest expense will be reduced by approximately $2 million due to the conversion of all of the Debentures.

In April 2005, World Air Holdings purchased North American for $35 million in an all-cash transaction. Although this was a significant use of cash, the Company believes that both entities will be able to provide sufficient cash from operations in order to meet funding requirements.

The Company has significant long-term obligations relating to operating leases for aircraft and spare engines. In 2002 and 2001, the Company paid amounts less than its original contractual aircraft rent obligations under agreements with its lessors that amended the terms of the original aircraft lease agreements to provide for the repayment of the unpaid contractual rent obligations. At March 31, 2005, the accrual for these unpaid contractual aircraft rent obligations was $1.7 million and is included as accrued rent in the current liabilities section of the Condensed Consolidated Balance Sheets. The Company paid this $1.7 million obligation in April 2005. In the first quarter of 2004, the Company reached an agreement with one of its MD-11 lessors to restructure certain leases. In exchange for reduced fixed monthly lease rates, the Company agreed to an annual restructuring fee based on net income. Payments commenced in 2005 based on 2004 results, and continue through the lease terminations in 2011, which will be paid in 2012. Over the term of the agreement, the total obligation of the Company is limited to no more than $24.2 million on a cumulative basis. In individual years, the cash disbursement is capped at $1.6 million in 2005, $3.6 million per year for 2006 through and including 2011, and $1.0 million in 2012. Although cash disbursements are capped each year, due to the cumulative nature of the agreement, expense recognized in a given year may exceed the cash obligation to be disbursed in the following year. In April 2005, the Company paid $1.6 million of this liability based on 2004 results.

The Company’s indebtedness outstanding under its $30.0 million term loan, which is supported by a $27.0 million guarantee issued by the Air Transportation Stabilization Board (the “ATSB Loan”) and a $3.0 million guarantee by another third party, is secured by substantially all of the Company’s assets. The ATSB Loan and the operating leases relating to some of the Company’s aircraft contain restrictive covenants that impose significant operating and financial restrictions on the Company. Under the agreement governing the ATSB Loan, the Company is subject to certain covenants pursuant to which it must satisfy various financial requirements to maintain a certain amount of unrestricted cash or cash equivalents and to comply with certain financial ratios as well as certain negative covenants. In addition, the ATSB Loan contains restrictive provisions that require prepayments in the event the Company sells any significant assets, receives proceeds from future borrowings from other sources or issuances of certain securities, or receives net proceeds from insurance or condemnation. These restrictions and requirements may limit the Company’s financial and operating flexibility. In addition, if the Company fails to comply with these restrictions or to satisfy the related covenant requirements, its obligations under the ATSB Loan and its operating leases may be accelerated. The Company cannot provide assurance that it could satisfy all of these obligations upon acceleration. The failure to satisfy these obligations would materially adversely affect the Company’s business, operations, financial results or liquidity.

Although there can be no assurances, World Air Holdings believes that the combination of its existing contracts and additional business, that it expects to obtain, along with its existing cash, and financing arrangements, will be sufficient to allow the Company to meet its cash requirements related to operating and capital requirements through 2005.

Cash Flows from Operating Activities

Operating activities provided $24.2 million in cash during the three months ended March 31, 2005 compared to providing $30.3 million for the comparable 2004 period. The cash provided in the 2005 period principally reflects the $9.9 million net earnings, a $5.3 million increase in cash due to changes in operating assets and liabilities excluding trade accounts receivable, net non-cash statement of operations charges of $3.2 million, and a $5.8 million increase due to trade accounts receivable decreasing. The cash provided in the 2004 period principally reflects the $7.9 million net earnings, a $26.7 million increase in cash due to changes in operating assets and liabilities excluding trade accounts receivable, and net non-cash statement of operations charges of $2.6 million, less a $6.9 million decrease due to trade accounts receivable increasing.

Cash Flows from Investing Activities

Investing activities used $1.0 million in the first three months of 2005 compared to using $0.5 million in the comparable period of 2004. In both 2005 and 2004, cash was used for the purchase of rotable spare parts and other fixed assets.

The Company’s capital expenditures for 2005 are expected to be approximately $7.0 million, principally for the purchase of aircraft related assets, which it expects to finance from working capital.

Cash Flows from Financing Activities

Financing activities provided $3.0 million in cash for the three months ended March 31, 2005, which was primarily due to $2.5 million of proceeds related to the exercise of warrants and $0.5 million of proceeds related to the exercise of stock options. For the three months ended March 31, 2004, financing activities used $18.5 million, which was primarily due to the $18.0 million used to pay the principal on the convertible bonds that were called on December 30, 2003, and redeemed on January 28, 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Part I, Item 3, of this report should be read in conjunction with Part II, Item 7a of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The information contained herein is not a quantitative and qualitative discussion about market risk the Company faces, but rather updates disclosures made in the aforementioned filing.

World Air Holdings continues to have no material exposure to market risks.

ITEM 4. CONTROLS AND PROCEDURES

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this Quarterly Report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this Quarterly Report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic filings with the Securities and Exchange Commission. No significant changes were made to our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II

ITEM 1. LEGAL PROCEEDINGS

The information required by this Item is incorporated by reference to Note 9 to the Condensed Consolidated Financial Statements included elsewhere herein.

ITEM 6. EXHIBITS

No.	Description
10.1	Stock Purchase Agreement, dated as of April 27, 2005, by and among World Air Holdings, Inc., North American Airlines, Inc., Dan McKinnon, individually, and Dan McKinnon, as Trustee of the Dan and Janice McKinnon Family Trust dated January 15, 2005.

10.2	Guaranty of Agreement, dated as of April 27, 2005, by World Airways, Inc. for the benefit of Dan McKinnon, as Trustee of the Dan and Janice McKinnon Family Trust dated January 15, 2005.

10.3	Escrow Agreement, dated as of April 27, 2005, by and among World Air Holdings, Inc., Dan McKinnon, as Trustee of the Dan and Janice McKinnon Family Trust dated January 15, 2005, and SunTrust Bank, as escrow agent.

10.4	Termination and Release, dated as of April 27, 2005, by and among Dan McKinnon, Janice McKinnon, Dan McKinnon, as Trustee of the Dan and Janice McKinnon Family Trust dated January 15, 2005, and World Air Holdings, Inc.

10.5	Amendment No. 1 and Waiver to Loan Agreement, dated as of April 27, 2005, by and among World Airways, Inc., World Air Holdings, Inc., North American Airlines, Inc., World Airways Parts Company, LLC, Govco Incorporated, as Primary Tranche A Lender, Citicorp North America, Inc., as Govco Administrative Agent, the other Lenders party thereto, Citibank, N.A., as Agent for the Lenders, Citibank, N.A., as Collateral Agent, International Lease Finance Corporation, as Supplemental Guarantor, and the Air Transportation Stabilization Board.

10.6	Amended and Restated Mortgage and Security Agreement, dated as of April 27, 2005, by and among World Air Holdings, Inc., World Airways, Inc., World Airways Parts Company, LLC, and North American Airlines, Inc., as Grantors in favor of Citibank, N.A., as Collateral Agent.

No.	Description
10.7	Subsidiary Guarantee, dated as of April 27, 2005, executed by North American Airlines, Inc. in favor of Citibank, N.A. as Agent, International Lease Finance Corporation as Supplemental Guarantor, Citicorp North America, Inc. as Govco Administrative Agent, Phoenix American Financial Services, Inc., as Loan Administrator, and the Air Transportation Stabilization Board.

10.8	Holdings Guaranty, dated as of April 27, 2005, by World Air Holdings, Inc. in favor of and for the benefit of International Lease Finance Corporation (ILFC) guarantying World Airways, Inc.’s obligations pursuant to certain ILFC aircraft leases.

10.9	Holdings Guaranty, dated as of April 27, 2005, by World Air Holdings, Inc. in favor of and for the benefit of International Lease Finance Corporation (ILFC) guarantying North American Airlines, Inc.’s obligations pursuant to certain ILFC aircraft leases.

10.10	Intellectual Property Security Agreement, dated as of April 27, 2005, by North American Airlines, Inc. in favor of Citibank, N.A. as Collateral Agent, Govco Incorporated as Primary Tranche A Lender, Citibank, N.A. as Alternate Tranche A Lender, Citicorp USA, Inc. as Tranche B Lender, the Air Transportation Stabilization Board, and the International Lease Finance Corporation.

10.11	Form of Irrevocable Stock Power of World Air Holdings, Inc., assigning interest in the shares of North American Airlines, Inc.

10.12*†	Amended and Restated Employment Agreement, dated as of May 1, 2005, by and between North American Airlines, Inc. and Steven E.Harfst (incorporated by reference to Exhibit 99.1 to World Air Holdings, Inc.’s Current Report on Form 8-K , filed with the SEC on May 3, 2005).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference pursuant to Rule 12b-32 of the Exchange Act.

† Management contract or compensatory plan or arrangement.

*    *   *   *   *   *   *   *   *   *   *   *   *   *   *

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 13, 2005

WORLD AIR HOLDINGS, INC.

By:	/s/ Gilberto M. Duarte, Jr.

Gilberto M. Duarte, Jr.
Chief Financial Officer