Form 10-Q
period 2005-06-30
WORLD AIR HOLDINGS, INC.
filed 2005-08-15
CIK 949240

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
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
Yes ☐    No ☑
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☑
     The number of shares of the registrant’s Common Stock outstanding on August 2, 2005 was approximately 23,786,000.

WORLD AIR HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

ITEM 1. FINANCIAL STATEMENTS
WORLD AIR HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
(in thousands)
(unaudited)

	June 30,	December 31,
	2005	2004
CURRENT ASSETS
Cash and cash equivalents	$46,501	$49,956

Restricted cash	5,936	4,926

Accounts receivable, less allowance for doubtful accounts of $186 at June 30, 2005 and $209 at December 31, 2004	55,662	52,382

Prepaid expenses and other current assets	11,173	8,335

Deferred tax assets	6,203	6,685

Total current assets	125,475	122,284

EQUIPMENT AND PROPERTY
Flight and other equipment	90,034	84,514
Less: accumulated depreciation and amortization	54,078	51,321

Net equipment and property	35,956	33,193

GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill	21,602	—
Other intangible assets, net of accumulated amortization of $192 at June 30, 2005	7,903	—

Net goodwill and other intangible assets	29,505	—

LONG-TERM DEPOSITS	23,015	18,237

OTHER ASSETS AND DEFERRED CHARGES, NET OF ACCUMULATED AMORTIZATION OF $2,817 AT JUNE 30, 2005 AND $2,019 AT DECEMBER 31, 2004	5,040	5,603

TOTAL ASSETS	$218,991	$179,317

(Continued)

WORLD AIR HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(continued)
LIABILITIES AND STOCKHOLDERS’ EQUITY
(in thousands except share amounts)
(unaudited)

	June 30,	December 31,
	2005	2004
CURRENT LIABILITIES
Current maturities of long-term debt	$11,000	$6,000
Accounts payable	39,127	35,482
Current portion of accrued rent	5,550	5,489
Current portion of deferred rent	—	3,242
Unearned revenue	25,757	6,293
Accrued maintenance	5,650	4,179
Accrued salaries, wages and profit sharing	17,785	20,463
Accrued taxes	6,246	8,482
Other accrued liabilities	7,057	1,861

Total current liabilities	118,172	91,491

Long-term debt, net of current maturities	19,000	43,879
Deferred gain from sale-leaseback transactions, net of accumulated amortization of $4,654 at June 30, 2005 and $4,269 at December 31, 2004	1,260	1,645
Accrued post-retirement benefits	4,331	4,081
Accrued and deferred rent, net of current portion	3,028	5,615
Deferred income taxes	5,077	2,208

TOTAL LIABILITIES	150,868	148,919

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value (5,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock, $.001 par value (100,000,000 shares authorized; 24,864,995 shares issued and 23,783,752 shares outstanding at June 30, 2005; 17,430,023 shares issued and 16,348,780 shares outstanding at December 31, 2004)	25	18
Additional paid-in capital	66,636	42,712
Retained earnings	14,609	525
Deferred stock-based compensation	(290)
Treasury stock, at cost (1,081,243 shares at June 30, 2005 and December 31, 2004)	(12,857)	(12,857)

Total stockholders’ equity	68,123	30,398

COMMITMENTS AND CONTINGENCIES	—	—

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$218,991	$179,317

See accompanying Notes to Condensed Consolidated Financial Statements

WORLD AIR HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended June 30, 2005 and 2004
(in thousands except per share data)
(unaudited)

	2005	2004
REVENUES
Flight operations	$171,976	$114,707
Other	622	353

Total revenues	172,598	115,060

OPERATING EXPENSES
Flight	48,722	37,705
Maintenance	27,829	20,032
Aircraft costs	27,738	17,426
Fuel	32,105	16,363
Flight operations subcontracted to other carriers	1,120	81
Commissions	7,702	4,831
Depreciation and amortization	1,736	1,274
Sales, general and administrative	17,442	12,960

Total operating expenses	164,394	110,672

OPERATING INCOME	8,204	4,388

OTHER INCOME (EXPENSE)
Interest expense	(1,142)	(1,247)
Interest income	241	125
Other, net	(245)	(347)

Total other income (expense)	(1,146)	(1,469)

EARNINGS BEFORE INCOME TAX EXPENSE	7,058	2,919

INCOME TAX EXPENSE	2,872	350

NET EARNINGS	$4,186	$2,569

BASIC EARNINGS PER SHARE
Net earnings	$0.18	$0.22

Weighted average shares outstanding	23,600	11,637

FULLY DILUTED EARNINGS PER SHARE
Net earnings	$0.16	$0.12

Weighted average shares outstanding	26,671	23,252
See accompanying Notes to Condensed Consolidated Financial Statements

WORLD AIR HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Six Months Ended June 30, 2005 and 2004
(in thousands except per share data)
(unaudited)

	2005	2004
REVENUES
Flight operations	$330,996	$243,726
Other	1,151	918

Total revenues	332,147	244,644

OPERATING EXPENSES
Flight	93,891	78,507
Maintenance	52,784	37,888
Aircraft costs	48,667	37,097
Fuel	62,576	34,565
Flight operations subcontracted to other carriers	1,628	1,599
Commissions	16,561	11,131
Depreciation and amortization	3,191	2,561
Sales, general and administrative	27,467	23,269

Total operating expenses	306,765	226,617

OPERATING INCOME	25,382	18,027

OTHER INCOME (EXPENSE)
Interest expense	(2,127)	(2,789)
Interest income	510	247
Other, net	(448)	(980)

Total other income (expense)	(2,065)	(3,522)

EARNINGS BEFORE INCOME TAX EXPENSE	23,317	14,505

INCOME TAX EXPENSE	9,233	4,061

NET EARNINGS	$14,084	$10,444

BASIC EARNINGS PER SHARE
Net earnings	$0.66	$0.91

Weighted average shares outstanding	21,325	11,536

FULLY DILUTED EARNINGS PER SHARE
Net earnings	$0.54	$0.46

Weighted average shares outstanding	26,510	23,858
See accompanying Notes to Condensed Consolidated Financial Statements

WORLD AIR HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN STOCKHOLDERS’ EQUITY
Six months Ended June 30, 2005
(in thousands except share amounts)
(unaudited)

		Additional		Deferred	Treasury	Total
	Common	Paid-In	Retained	Stock-based	Stock,	Stockholders’
	Stock	Capital	Earnings	Compensation	at Cost	Equity
Balances at December 31, 2004	$18	$42,712	$525	$—	$(12,857)	$30,398
Amortization of warrants	—	76	—	—	—	76
Exercise of 698,325 stock options	—	1,635	—	—	—	1,635
Exercise of warrants for 1,076,345 shares	1	2,499	—	—	—	2,500
Issuance of 5,660,302 shares for convertible debt	6	18,119	—	—	—	18,125
Tax benefit of stock option exercises	—	1,292	—	—	—	1,292
Awards of deferred stock-based compensation	—	303	—	(303)	—	—
Amortization of deferred stock-based compensation	—	—	—	13	—	13
Net earnings and comprehensive earnings	—	—	14,084	—	—	14,084

Balances at June 30, 2005	$25	$66,636	$14,609	$(290)	$(12,857)	$68,123

See accompanying Notes to Condensed Consolidated Financial Statements

WORLD AIR HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2005 and 2004
(in thousands)
(unaudited)

	2005	2004
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$49,956	$30,535

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	14,084	10,444
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	3,191	2,561
Deferred gain recognition	(385)	(566)
Loss on disposals of equipment and property	160	507
Tax benefit of stock option exercises	1,292	1,108
Amortization of warrants and debt issuance costs	853	1,008
Deferred income taxes	(1,122)	—
Provision for doubtful accounts	(48)	(9)
Other	1	77
Changes in operating assets and liabilities, exclusive of acquisitions:
Accounts receivable	9,312	(15,019)
Restricted cash	1,362	712
Deposits, prepaid expenses and other assets	629	2,089
Accounts payable, accrued expenses and other liabilities	(14,710)	(6,229)
Unearned revenue	10,013	414

Net cash provided by (used in) operating activities	24,632	(2,903)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment and property	(4,363)	(778)
Proceeds from disposals of equipment and property	27	6
Acquisition of North American, less cash acquired	(26,173)	—

Net cash used in investing activities	(30,509)	(772)

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in restricted cash due to repayment of debt	—	18,000
Repayment of debt	—	(18,000)
Proceeds from exercise of stock options	1,635	1,441
Proceeds from exercise of warrants	2,500	—
Payment of debt issuance costs	—	(548)
Repayment of aircraft rent obligations	(1,713)	(7,196)

Net cash provided by (used in) financing activities	2,422	(6,303)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,455)	(9,978)

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$46,501	$20,557

SUPPLEMENTAL INFORMATION:
Interest paid	$750	$1,888
Income taxes paid	$11,763	$2,988
Non-cash Financing Activities:
Conversion of the Company’s convertible senior subordinated debentures to common stock	$18,125	$—
See accompanying Notes to Condensed Consolidated Financial Statements

WORLD AIR HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.	Basis of Presentation

The unaudited Condensed Consolidated Financial Statements include the accounts of World Air Holdings, Inc. (“World Air Holdings” or the “Company”) and its wholly-owned subsidiaries, World Airways, Inc. (“World Airways”), North American Airlines, Inc. (“North American”) and World Risk Solutions, Ltd. (“World Risk Solutions”). World Airways Parts Company LLC is a wholly-owned subsidiary of World Airways. The Company acquired North American, a privately held airline based in Jamaica, New York, on April 27, 2005. All significant inter-company accounts and transactions have been eliminated.

Subject to the disclosures in Item 4 below, management believes that all adjustments necessary for a fair statement of results have been included in the unaudited Condensed Consolidated Financial Statements for the interim periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and the results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005. As a result of the circumstances set forth in Item 4 below, our independent auditor was unable to complete its review of the Company’s consolidated financial statements as of and for the three months and six months ended June 30, 2005.

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

Long-term operating deposits of $23.0 million at June 30, 2005 consisted of aircraft and engine (flight equipment) deposits of $22.3 million and building and miscellaneous deposits of $0.7 million. At December 31, 2004, long-term operating deposits of $18.2 million consisted of aircraft and engine deposits of $17.8 million and building and miscellaneous deposits of $0.4 million.

3.	Earnings per Share

Basic earnings per share are computed by dividing net earnings by the weighted average number of shares outstanding during the period. Diluted earnings per share include the effects of common equivalent shares outstanding during the period. The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share data):

	Three Months Ended June 30, 2005
	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Earnings available to common stockholders	$4,186	23,600	$0.18

Effect of Dilutive Securities
Warrants	—	1,685
Options	—	1,376
Restricted stock	—	10

Fully Diluted EPS
Earnings available to common stockholders plus assumed conversions	$4,186	26,671	$0.16

	Three Months Ended June 30, 2004
	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Earnings available to common stockholders	$2,569	11,637	$0.22

Effect of Dilutive Securities
Warrants	—	1,544
Options	—	2,088
8% convertible debentures	323	7,983
Profit sharing	(123)	—
Amortization of debt issuance costs	50	—
Aircraft lease restructuring fees	(68)	—

Fully Diluted EPS
Earnings available to common stockholders plus assumed conversions	$2,751	23,252	$0.12

	Six Months Ended June 30, 2005
	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Earnings available to common stockholders	$14,084	21,325	$0.66

Effect of Dilutive Securities
Warrants	—	1,715
Options	—	1,451
Restricted stock	—	4
8% convertible debentures	162	2,015
Profit sharing	—	—
Amortization of debt issuance costs	35	—
Aircraft lease restructuring fees	(13)	—

Fully Diluted EPS
Earnings available to common stockholders plus assumed conversions	$14,268	26,510	$0.54

	Six Months Ended June 30, 2004
	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Earnings available to common stockholders	$10,444	11,536	$0.91

Effect of Dilutive Securities
Warrants	—	1,760
Options	—	2,268
8% convertible debentures	717	8,294
Profit sharing	(179)	—
Amortization of debt issuance costs	92	—
Aircraft lease restructuring fees	(57)	—

Fully Diluted EPS
Earnings available to common stockholders plus assumed conversions	$11,017	23,858	$0.46

As noted within the Company’s 2004 Form 10-K, the Company amended its fully diluted EPS calculation for the years ended December 31, 2004 and 2003, and for certain quarters within those years. The following table shows the effect of the revision on previously reported fully diluted EPS calculations for the quarter and six months ended June 30, 2004.
         Fully Diluted EPS

	Quarter Ended June 30, 2004	Six Months Ended June 30, 2004
As previously reported	0.13	0.47
Revised	0.12	0.46

Variance	(0.01)	(0.01)

4.	Accounting for Stock-Based Compensation

At June 30, 2005, the Company had three stock-based compensation plans. The 1995 Stock Incentive Plan was amended in May 2004 to allow for various forms of equity awards including restricted stock. In the second quarter of 2005, the Company issued 50,000 shares of restricted stock which vests over four years. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost related to stock options is reflected in net earnings for the quarter and six months ended June 30, 2005, as all options granted during those periods had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation (in thousands, except per share data):

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net earnings, as reported	$4,186	$2,569	$14,084	$10,444
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(138)	(361)	(326)	(485)

Pro forma net earnings	$4,048	$2,208	$13,758	$9,959

Earnings per share
Basic — as reported	$0.18	$0.22	$0.66	$0.91
Basic — pro forma	$0.17	$0.19	$0.65	$0.86
Fully Diluted — as reported	$0.16	$0.12	$0.54	$0.46
Fully Diluted — pro forma	$0.15	$0.10	$0.53	$0.44
The per share weighted-average fair value of stock options granted during the second quarter of 2004 was $2.35 and first six months of 2004 was $2.37 (no stock options were granted during the second quarter or first six months of 2005) on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	3.5%	3.9%	3.5%	3.8%
Expected life (in years)	4.2	4.9	4.2	4.9
Risk-free volatility	71%	80%	71%	80%
5.	Virginia Lease Obligation

The Company is obligated under an operating lease for office space at its former headquarters in Herndon, Virginia, through April 2006. The Company had a liability balance of $1.1 million at December 31, 2004. During the first quarter of 2005, the Company reviewed market conditions and determined that an additional net $0.6 million should be added to the liability. This resulted in a $1.7 million balance at March 31, 2005, which was the present value of the total remaining cash obligation under this lease. At the end of the second quarter, market conditions were the same which resulted in a liability of $1.3 million at June 30, 2005. The liability is included within other accrued liabilities on the accompanying Condensed Consolidated Balance Sheets at June 30, 2005.

6.	Union Negotiations

World Airways’ cockpit crewmembers, who constitute approximately 29% of its employees and are represented by the International Brotherhood of Teamsters (the “Teamsters”), are subject to a collective bargaining agreement that became amendable June 30, 2003. The Company continued negotiations with the Teamsters during the second quarter of 2005, under the auspices of the National Mediation Board (“NMB”).

World Airways’ aircraft dispatchers, who are represented by the Transport Workers Union (“TWU”), are subject to a collective bargaining agreement that became amendable December 31, 2003. Fewer than 15 World Airways’ employees are subject to this collective bargaining agreement. The Company continued negotiations with the TWU during the second quarter of 2005.

The NMB certified the Teamsters to represent North American’s cockpit crewmembers on January 16, 2004 (approximately 130 employees). North American and the Teamsters commenced negotiations for their first collective bargaining agreement on April 6, 2004 and have met on a number of occasions. Though representatives from North American and the Teamsters continue to negotiate the terms of a comprehensive final agreement under the auspicious of the NMB, no collective bargaining agreement has yet been reached.

On July 26, 2005, the NMB authorized a union election (the Teamsters) among North American’s flight attendants. The NMB mailed to the home address of each eligible voter a set of Telephone Electronic Voting instructions on August 10, 2005. The NMB will count the votes on August 31, 2005 at the NMB’s offices in Washington, D.C.

7.	Post-Retirement Health Care Benefits Plan

World Airways’ cockpit crewmembers and eligible dependents are covered by a post-retirement health care benefits plan. A summary of the net periodic post-retirement benefit costs for the three and six months ended June 30 is as follows (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Service cost	$192	$95	$384	$190
Interest cost	111	61	222	122
Net amortized loss	70	3	141	6

Net periodic post-retirement benefit cost	$373	$159	$747	$318

The Company anticipates that it will contribute approximately $146,000 to fund its health care obligations in 2005. As of June 30, 2005, $73,000 of contributions have been made.

8.	Other Comprehensive Income (Loss)

The Company reports other comprehensive income in its Consolidated Statement of Changes in Stockholders’ Equity. For the quarters and six months ending June 30, 2005 and 2004, there were no items of other comprehensive income or loss for the Company.

9.	Segment Reporting

Beginning in the second quarter of 2005, the Company has two reportable segments: World Airways and North American. The Company operates and manages these companies as two distinct airlines, and prepares separate financial statements for each entity which are reviewed by senior management at World Air Holdings as well as the chief operating officer and other management at the operating company level. Financial information for the quarter and six months ended June 30, 2005 by reporting segment is set forth below (in thousands). North American’s financial results have been included from April 28, 2005, the day following the acquisition, to June 30, 2005.

	Quarter Ended June 30, 2005
	World Airways	North American	All Other	Total
Total revenues	$140,089	$32,509	$—	$172,598
Operating income (loss)	$11,220	$(3,321)	$305	$8,204
Net income (loss)	$6,164	$(2,185)	$207	$4,186
Total assets	$149,334	$64,618	$5,039	$218,991
Total block hours	13,969	3,928	—	17,897

	Six Month Ended June 30, 2005
	World Airways	North American	All Other	Total
Total revenues	$299,638	$32,509	$—	$332,147
Operating income (loss)	$27,882	$(3,321)	$821	$25,382
Net income (loss)	$15,883	$(2,185)	$386	$14,084
Total assets	$149,334	$64,618	$5,039	$218,991
Total block hours	27,084	3,928	—	31,012
10.	North American Acquisition

On April 27, 2005, the Company acquired North American, a privately held airline based in Jamaica, New York, for approximately $35 million in cash which was financed from our existing cash and investments. In addition, the Company has expended approximately $2.2 million for transaction costs, consisting primarily of financial advisory, legal and accounting fees. These transaction costs consisted of $1.4 million capitalized as part of the purchase price and $0.8 million expensed in the second quarter of 2005. In addition, there was a $1.3 million subsequent reduction in the purchase price based on terms of the purchase contract. North American provides passenger service to tour operators, selected scheduled service markets and the USAF. This acquisition will help the Company diversify its product mix as well its customer base. North American currently has three Boeing 767 and five Boeing 757 aircraft, which will complement the service provided by World Airways with its larger wide-body aircraft. North American will maintain its operational headquarters at John F. Kennedy International Airport in New York, with World Airways and World Air Holdings continuing to be based in Peachtree City, Georgia.

The Company commenced the consolidation of North American on April 28, 2005 and the acquisition was accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. The following summarized the estimated total purchase price for North American (in thousands):

Cash consideration	$34,750
Direct acquisition costs	1,408
Adjustment to purchase price	(1,345)

$34,813

Under the purchase method of accounting, the total purchase price is allocated to North American’s net tangible and intangible assets based upon their estimated fair value as of the date of the acquisition with any amount paid in excess of the fair value of the net assets recorded as goodwill. Based upon the purchase price and review of the net assets acquired and liabilities assumed, the estimated purchase price allocation is as follows:

Fair Value of Net
Assets Acquired
Cash	$8,640
Restricted cash	2,372
Accounts receivable	12,529
Prepaid expenses and deferred tax assets	1,835
Equipment and property, net	1,586
Long-term deposits and other assets	5,936
Intangible assets acquired:
ETOPS* program added value	4,680
Aircraft leases at market rates in excess of rental rates	2,840
Trademark	575
Goodwill	21,602

Total assets acquired	62,595
Total accounts payable and accrued liabilities	(27,782)

Net assets acquired	$34,813

* ETOPS – Extended range two engine operations

The fair values of identifiable tangible and intangible assets were determined with the assistance of American Appraisal Associates, Inc., an independent third-party appraiser. Estimated goodwill of $21.6 million has been recorded and represents the excess of the purchase price over the fair value of the tangible and other intangible assets acquired less the liabilities assumed. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment at least annually or as circumstances indicate their value may no longer be recoverable.

Supplemental unaudited pro forma information reflecting the acquisition of North American as if it occurred on April 1, 2005 and April 1, 2004 as well as January 1, 2005 and January 1, 2004, is as follows (in thousands, except per share amounts):

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Total revenues	$189,545	$163,251	$408,566	$347,422
Net earnings	$2,014	$2,417	$19,024	$7,832
Basic earnings per share
Net earnings	$0.09	$0.21	$0.89	$0.68
Weighted average shares outstanding	23,600	11,637	21,325	11,536
Fully diluted earnings per share
Net earnings	$0.08	$0.11	$0.72	$0.35
Weighted average shares outstanding	26,671	23,252	$26,510	$23,858
The above pro forma results include adjustments for the amortization of intangibles, adjustments to depreciation to reflect the new basis and depreciable lives for equipment and property, and lost interest income/additional interest expense to reflect the cash payments related to the purchase of North American.

11.	Legal Proceedings

- World Airways, Inc.

Union Negotiations/Litigation.

World Airways’ Cockpit Crewmembers. World Airways and the Teamsters have been negotiating the terms of a new collective bargaining agreement under the auspices of the NMB since the amendable date of the existing agreement expired on June 30, 2003. Negotiations are ongoing and representatives from both World Airways and the Teamsters are scheduled to meet again with the mediator on August 23, 2005.

In early 2005, the Teamsters filed a grievance against World Airways on behalf of one cockpit crewmember, which is now set for arbitration on August 15, 2005. The issue presented is whether a DC-10 cockpit crewmember, once he or she reaches the mandatory retirement age of 60, can exercise his or her seniority to displace another employee holding a second officer or flight engineer position under the terms of the current collective bargaining agreement. There are a number of cockpit crewmembers and second officers or flight engineers who could be affected between now and the planned elimination of World Airways’ DC-10 fleet and if an adverse decision is rendered against World Airways, significant training and/or severance costs could be incurred. Although World Airways intends to vigorously defend itself, the Company cannot determine the impact, if any, this matter will have on its financial condition, results of operations or liquidity.

World Airways’ Flight Attendants. The Teamsters also represent World Airways’ flight attendants (approximately 45% of World Airways’ employees). On September 2, 2003, a new collective bargaining agreement was ratified, with an amendable date of August 31, 2006. The agreement included pay increases and other benefit changes requested by the flight attendants while providing World Airways with work-rule changes in support of its financial goals. In 1994, World Airways’ flight attendants argued that World Airways violated the ''scope clause’’ of the present collective bargaining agreement by using foreign flight attendant crews on the World Airways’ flights for Garuda, Indonesia, which had historically been World Airways’ operating procedure. In contracts with certain customers, World Airways is obligated to permit its customers to deploy their own flight attendants. While the arbitrator in this matter in 1997 denied the Teamster’s request for back pay to affected flight attendants for flying relating to the 1994 Hadj, the arbitrator also concluded that the collective bargaining agreement requires World Airways to first actively seek profitable business opportunities that require using World Airways’ flight attendants, before World Airways may accept wet lease business opportunities that use the flight attendants of World Airways’ customers. Since 1997, the flight attendants have filed a number of similar ''scope clause’’ grievances with respect to other wet lease contracts. Although World Airways intends to vigorously defend itself, an adverse decision on one or more of the grievances could have a material adverse impact on its financial condition, results of operations or liquidity.

General Litigation.

Miami-Dade County is currently investigating and remediating various environmental conditions at the Miami International Airport (“MIA”). During the second quarter of 2001, the County filed a lawsuit against a number of defendants, which does not currently include World Airways, in an attempt to recover its past and future clean-up costs. This claim has been filed in the Florida Circuit Court for the 11th Judicial District in Dade County Florida. In addition to the defendants named in the lawsuit, several hundred other agencies and companies that were prior tenants at MIA (potentially responsible parties, or “PRP’s”), including World Airways, were issued letters advising them of the lawsuit and indicating that any PRP’s could be named as additional defendants in the future depending upon a determination as to the levels of contamination and the extent to which any PRP may have contributed to any alleged contamination. At this time, certain PRP’s, including World Airways, have joined a joint defense group to respond to the County’s inquiries and investigation of the PRP’s. This group is conducting preliminary investigations of the site in question to determine each PRP’s potential exposure. At this time, the Company cannot determine the impact, if any, this matter will have on its financial condition, results of operations or liquidity.

In January 2004, ten purported class action complaints (six in the United States District Court for the Eastern District of New York, one in the United States District Court for the Southern District of New York, one in the Superior Court of DeKalb County, Georgia, one in the United States District Court for the Northern District of New Jersey and one in the United States District Court for the Northern District of Illinois) and four individual complaints (all in the United States District Court for the Eastern District of New York), and thirteen small claims actions (one in California, three in New Jersey, one in Georgia and eight in New York) were filed against the Company arising out of the discontinuance of charter flights upon the expiration of World Airways’ obligation to provide services under an air services agreement. Seven of the eight small claims actions in New York were settled for a total of $14,000 (or $2,000 per plaintiff). The purported class action cases were consolidated for discovery purposes into the Eastern District of New York. The Company had operated the charter flights between cities in the United States and Lagos, Nigeria for Ritetime Aviation and Travel Services, Inc. (“Ritetime”). World Airways’ obligation to perform air services for Ritetime ended with the last chartered flight on December 30, 2003. From the allegations made by the various plaintiffs, it appears that Ritetime continued to sell tickets to passengers for flights purportedly scheduled to depart after the expiration of World Airways’ contractual obligations for air services. The plaintiffs purport to act for themselves and on behalf of other persons who held tickets issued by Ritetime for the non-contracted flights. Ritetime is also named as a defendant in each of these lawsuits. The plaintiffs seek compensatory, punitive and/or treble damages and costs and expenses, including attorneys fees, based on various legal theories including breach of contract, fraud, negligent misrepresentation, unjust enrichment, illegal/excess tax and violations of U.S. federal laws and regulations governing air transportation and of the Federal Racketeer Influenced and Corrupt Organization Statute. World Airways’ insurance carrier has responded and assumed the defense of these cases and agreed to conditionally indemnify World Airways on the costs of litigation and any resulting judgment. In March 2004, Ritetime filed a Demand to Arbitrate in Peachtree City, Georgia, and subsequently World Airways responded and filed a counterclaim. The matter was heard in October 2004, and the arbitrator awarded World Airways $2.2 million against Ritetime, plus indemnification on all judgments, fees and expenses incurred by World Airways in the Ritetime litigation. However, it is doubtful that Ritetime has assets to pay the award and no receivable has been recorded. World Airways’ insurance carrier has conditionally agreed to indemnify World Airways. In the event this insurance coverage is rescinded, the Company cannot determine the impact, if any, this matter will have on its financial condition, results of operations or liquidity. The previously reported enforcement action initiated by the Department of Transportation against World Airways has been resolved on terms mutually acceptable to both parties; World Airways denied any allegations of regulatory noncompliance.

On January 9, 2004, Whitebox Convertible Arbitrage Partners, L.P. and Pandora Select Partners, L.P. filed a complaint in the United States District Court for the District of Minnesota alleging breach of contract by World Airways in connection with its exchange in December 2003 of $22,545,000 aggregate amount of the Old Debentures for a like amount of the newly-issued Debentures. On May 10, 2004, by order of the United States District Court for the District of Minnesota, this matter was transferred to the United States District Court for the Northern District of Georgia. The plaintiffs in this lawsuit allege that they have held at all relevant times $2,530,000 and $780,000 principal amount, respectively, of the Old Debentures and that World Airways breached the terms of the indenture governing the Old Debentures by purchasing the Old Debentures from a selected group of holders rather than from holders determined by lot or from all holders on a pro rata basis. The plaintiffs are seeking damages in an amount equal to the difference in value between the Debentures and the Old Debentures held by the plaintiffs and the interest lost by the plaintiffs on the Old Debentures through maturity on August 26, 2004 as well as costs and reasonable attorney fees. World Airways believes that this claim is without merit and intends to defend itself vigorously in this lawsuit, although the Company cannot give any assurance that this litigation will not have a material adverse effect on its financial condition, results of operation or liquidity.

On May 27, 2004 a ground handler contracted by China Airlines, Ltd. (“China Airlines”) under the terms of a wet lease with World Airways, tail tipped one of World Airways’ MD-11 freighter aircraft while unloading cargo in Los Angeles. The aircraft sustained significant damages in excess of $1.7 million and was out of service for over a one-month period. In February 2005, China Airlines instituted an arbitration proceeding against World Airways seeking to recover $1,690,172 in prepaid rental fees during the period the aircraft was out of service ($150,172 for three days in May, 2004 and $1,540,000 for the entire month of June, 2004) and World Airways thereafter filed a counterclaim against China Airlines (with notice to, and in coordination with, its own insurance carriers) for $1.7 million in damages to the aircraft. Under the terms of the wet lease, China Airlines was expressly responsible for loading and unloading all cargo although China Airlines is expected to argue that World Airways was obligated to provide a loadmaster to supervise that process. World Airways intends to defend itself vigorously, although the Company cannot at this time give any assurance that this arbitration will not have a material adverse effect on its financial condition, results of operation or liquidity.

In February 2004, World Airways made a self-disclosure to the Federal Aviation Administration (“FAA”) concerning aircraft record irregularities discovered upon preparing for the return of two leased DC-10-30 aircraft. World Airways subsequently received a letter from the FAA opening an investigation into a possible violation of the Code of Federal Regulations. World Airways has complied with all requests of the FAA and is waiting to receive notification of the FAA’s findings. At this time, the Company cannot determine what impact, if any, the FAA’s findings could have on its financial condition, results of operations or liquidity.

- North American Airlines, Inc.

Union Negotiations/Litigation.

North American’s Cockpit Crewmembers. The NMB certified the Teamsters to represent North American’s cockpit crewmembers on January 16, 2004 (approximately 130 employees). North American and the Teamsters commenced negotiations for their first collective bargaining agreement on April 6, 2004 and have met on numerous occasions. Though representatives from North American and the Teamsters continue to negotiate the terms of a comprehensive final agreement under the auspicious of the NMB, no collective bargaining agreement has yet been reached.

For competitive and economic reasons, North American effective as of January 1, 2005 and February 1, 2005, unilaterally reduced cockpit crewmember wages and other benefits in addition to modifying certain work rules. The Teamsters thereafter filed suit against North American in the United States District Court for the Northern District of California (San Francisco Division) seeking, among other things, a preliminary injunction against North American arguing that management’s unilateral wage and benefits reductions during contract negotiations were discriminatory and in violation of the ‘status quo’ provisions of the Railway Labor Act. A hearing was held on July 27 and 28, 2005 whereupon the judge instructed both sides to submit legal briefs to the court on or before August 22, 2005. North American believes that it can satisfactorily demonstrate to the court the competitive and economic necessities required under the Railway Labor Act to justify its unilateral actions with its cockpit crewmember group during labor negotiations without a first collective bargaining agreement in place and will defend itself vigorously; the Company, however, cannot give any assurance that an adverse result in this litigation will not have a material adverse effect on its financial condition, results of operations, or liquidity.

North American’s Flight Attendants. On July 26, 2005, the NMB authorized a union election (the Teamsters) among North American’s flight attendants. The Teamsters mailed to the home address of each eligible voter a set of Telephone Electronic Voting instructions on August 10, 2005. The NMB will count the votes on August 31, 2005 at the NMB’s offices in Washington, D.C. North American plans to initiate a vigorous campaign within the confines of the Railway Labor Act to educate its flight attendants on the reasons why they are in a better position without the Teamsters’ representation.

General Litigation.

North American, along with certain unrelated entities, is a defendant in litigation brought in the Dominican Republic for, among other things, breach of contract. The lawsuit is subject to the laws of the Dominican Republic. As of December 31, 2004, the plaintiff had successfully petitioned the applicable court and was awarded a judgment that resulted in the embargoing of certain of North American’s peso-denominated funds in the Dominican Republic. Accordingly, approximately $969,000 was “frozen” and is not controlled by North American. The litigation is in discovery, and the outcome at this time is not determinable although North American believes that the litigation is without merit, and intends to vigorously contest the claims. North American cannot give any assurance that the funds will be released. At this time, the Company cannot determine the impact, if any, this matter will have on its financial condition, results of operations or liquidity.

North American is a party to separate actions brought by two former pilots for various causes of action, including wrongful termination. The first matter in New York is currently in discovery and the parties continue to explore settlement. The second matter in California was set for jury trial in July of this year but was rescheduled for November 2005 as the plaintiff offered to participate in non-binding mediation. North American is unable to predict the outcome of the New York matter at this time and, therefore, no provision has been reflected in the accompanying financial statements. North American has accrued $200,000 on the California matter representing the costs of trial. North American believes that both claims are without merit and intends to defend itself vigorously in both lawsuits, although at this time the Company cannot give assurance that this litigation will not have a material adverse effect on its financial condition, results of operations or liquidity.

In addition, the Company is party to routine litigation and administrative proceedings incidental to its business, none of which the Company believes is likely to have a material adverse effect on its financial condition, results of operations or liquidity.

12.	Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS No. 123(R)”), Share-Based Payment. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award — the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met. A public entity will initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of that award will be recalculated subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. As of their respective required effective date, all public entities will apply this Statement using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123(R) for either recognition or pro forma disclosures. For periods before the required effective date, entities may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by Statement 123(R). The Company has not completed evaluating the impact of the SFAS No. 123(R), but does not expect any material impact on its consolidated results of operations, financial condition or liquidity. On April 14, 2005, the U.S. Securities and Exchange Commission (the “SEC”) announced a deferral of the effective date of SFAS No. 123(R) until the first annual period beginning after June 15, 2005.
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
The Company desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”). Therefore, this report contains forward looking statements that are subject to risks and uncertainties, including, but not limited to, the reliance on key strategic alliances, fluctuations in operating results, the ability to operate and manage successfully North American Airlines and World Airways and other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission (the “Commission”). These risks could cause the Company’s actual results for 2005 and beyond to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company.
OVERVIEW
General
For the second quarter of 2005, the Company’s operating income was $8.2 million compared to $4.4 million for the same period in 2004, an improvement of $3.8 million. Net earnings for the 2005 second quarter were $4.2 million compared to $2.6 million for the second quarter of 2004, an increase of $1.6 million. North American’s financial results have been included from April 28, 2005, the day following the acquisition, to June 30, 2005.
The following table provides statistical data, used by management in evaluating the operating performance of World Airways, for the quarters ended June 30, 2005 and 2004.

	Quarter Ended June 30,
	2005		2004
Block hours:
Full service passenger	6,415	46%	6,163	56%
ACMI* passenger	1,606	12%	1,184	11%
Full service cargo	19	0%	386	3%
ACMI* cargo	5,748	41%	3,072	28%
Miscellaneous	181	1%	207	2%

Total	13,969	100%	11,012	100%

Operating aircraft at quarter-end	17		16
Average available aircraft per day	16.6		16.0
Average daily utilization	9.3		7.6
(block hours flown per day per aircraft)
     *  ACMI contracts are where World Airways provides the aircraft, crew, maintenance and insurance.
The following table provides statistical data, used by management in evaluating the operating performance of North American, for the quarter ended June 30, 2005.

	Quarter Ended June 30,
	2005
Block hours:
Full service passenger	1,903	48%
ACMI* passenger	637	16%
Scheduled passenger	1,354	35%
Miscellaneous	34	1%

Total	3,928	100%

Operating aircraft at quarter-end	8
Average available aircraft per day	8.0
Average daily utilization	7.7
(block hours flown per day per aircraft)
*	ACMI contracts are where North American provides the aircraft, crew, maintenance and insurance.

For the first six months of 2005, the Company’s operating income was $25.4 million compared to $18.0 million for the same period of 2004, an improvement of $7.4 million. Net earnings for the first six months of 2005 were $14.1 million compared to $10.4 million, an increase of $3.7 million.
The following table provides statistical data, used by management, in evaluating the operating performance of World Airways, for the six months ended June 30, 2005 and 2004. The statistical data for North American would be the same as the quarterly information shown above.

	Six Months Ended June 30,
	2005		2004
Block hours:
Full service passenger	14,493	54%	13,728	61%
ACMI* passenger	2,674	10%	2,370	11%
Full service cargo	19	0%	668	3%
ACMI* cargo	9,520	35%	5,085	23%
Miscellaneous	378	1%	490	2%

Total	27,084	100%	22,341	100%

Operating aircraft at quarter-end	17		16
Average available aircraft per day	16.2		16.0
Average daily utilization	9.3		7.7
(block hours flown per day per aircraft)
*	ACMI contracts are where World Airways provides the aircraft, crew, maintenance and insurance.
For 2005, the Company expects to:
•	continue working to diversify the commercial revenue mix by adding profitable customers, while continuing to provide excellent service to all of the Company’s customers;
•	continue to actively manage the Company’s major cost categories;
•	work on concluding an agreement with World Airways’ cockpit crewmembers and dispatchers as well as a new collective bargaining agreement with North American’s cockpit crewmembers;
•	manage fleet plans to meet customer needs; and
•	complete organizational changes including the restructuring of the North American finance organization, synergy enhancements and financial reporting standardization tied to the acquisition of North American Airlines.
Significant Customer Relationships
The Company is highly dependent on revenues from the U.S. Air Force (“USAF”). The loss of the USAF as a customer would have a material adverse effect on the Company. World Airways’ and North American’s largest customers, and the percent of revenues from those customers, for the quarter and six months ended June 30, 2005 and 2004, are as follows:
World Airways

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
USAF	74.5%	76.3%	79.7%	79.9%
Eva Airways	7.6%	—%	5.3%	—%
Sonair Serviceo Aereo	5.2%	6.1%	4.6%	5.7%
United Parcel Service (formerly Menlo Worldwide)	3.5%	5.2%	3.3%	4.3%
Air Canada	2.4%	—%	1.1%	—%
China Airlines	1.3%	2.1%	2.1%	1.0%

North American

Quarter Ended June 30,
2005
USAF	56.8%
Scheduled service	20.7%
GWV Vacations	5.2%
Air Jamaica	3.8%
EirJet	2.8%
CaboVerde Airlines	1.8%
RESULTS OF OPERATIONS
Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004
The consolidated financial statements for World Air Holdings include North American’s results from April 28, 2005. The comparative financial information shown below is from World Air Holdings consolidated financial statements for the three and six months ending June 30, 2005. However, the variance explanations will reference World Airways only, since North American was acquired on April 27, 2005 and there is no basis for comparison to the prior year.
North American initiated new non-stop scheduled service to Accra, Ghana, from John F. Kennedy International Airport on July 1, 2005. This is the only non-stop scheduled service between the United States and that region of West Africa, providing an important link to other West African nations. This service is being initiated with one round-trip flight per week, but North American is ready to provide additional flights if there is sufficient market demand. The Company also announced its decision to discontinue scheduled service between Oakland, California, and Hawaii effective September 1, 2005. This Hawaii scheduled service contributed to the operating loss in the second quarter of 2005.
Revenues. Consolidated revenues increased $57.5 million, or 50.0%, to $172.6 million in the second quarter of 2005 from $115.1 million in the second quarter of 2004. Military revenues for World Airways were $104.3 million for the second quarter of 2005, compared to $87.8 million for the same quarter in the previous year. World Airways reported significant growth in military passenger flying for the USAF as well as commercial cargo ACMI flying, offset by reductions in military cargo revenues for the USAF and commercial passenger full-service flying. Two key variables that impact the amount of revenues are listed below:
World Airways

	Quarter Ended June 30,
	2005	2004	Change	% Change
Total block hours	13,969	11,012	2,957	26.9%
Revenue per block hour	$10,029	$10,448	$(419)	-4.0%
North American

Quarter Ended June 30,
2005
Total block hours	3,928
Revenue per block hour	$8,276
Operating Expenses. Total consolidated operating expenses increased $53.7 million, or 48.5%, to $164.4 million for the second quarter of 2005, compared to $110.7 million for the comparable quarter in 2004. Below is information on the Company’s operating expense per block hour:
World Airways

	Quarter Ended June 30,
	2005	2004	Change	% Change
Operating expense per block hour	$9,226	$10,050	$(824)	-8.2%
North American

Quarter Ended June 30,
2005
Operating expense per block hour	$9,122

Flight expenses include all costs related directly to the operation of the aircraft other than maintenance, aircraft rent, insurance and fuel. Also included are expenses related to flight dispatch and flight operations administration. Flight expenses increased $11.0 million, or 29.2%, to $48.7 million in the second quarter of 2005 compared to $37.7 million in the same period of 2004. World Airways’ flight expenses were up primarily due to crew and flight attendant wages driven by increased block hours as well as higher profit sharing expense. In addition, crew lodging, communication and catering costs were higher due to the block hour increase, as well as a required crew rest location change for certain USAF flights in the second quarter of 2005.
Maintenance expenses increased $7.8 million, or 38.9%, to $27.8 million in the second quarter of 2005 compared to $20.0 million in the same period of 2004. In the second quarter of 2005, World Airways incurred higher maintenance reserve expenses related to the increase in total block hours, as well as the use of certain aircraft with higher power-by-the-hour rates. This was offset by lower engine and thrust reverser overhaul expense year over year.
Aircraft costs, which include aircraft rent and insurance, increased $10.3 million, or 59.2%, to $27.7 million in the second quarter of 2005 compared to $17.4 million in the second quarter of 2004. World Airways’ aircraft rent and hull/war risk insurance were higher due to the three additional MD-11 aircraft added to the fleet in late 2004 and 2005.
Fuel expenses were higher by $15.7 million, or 96.2%, to $32.1 million in the second quarter of 2005 from $16.4 million in the second quarter of 2004. For World Airways, a majority of this increase is due to more full service military flying for the USAF. Fluctuations in the price of fuel did not have a significant impact in the second quarter of 2005 because World Airways’ contracts with its customers provided for a pass-through of fuel costs of 97% of fuel purchased and thereby limited World Airways’ exposure to increases in fuel prices. North American is subject to changes in fuel prices for its scheduled service operations, which accounted for 21% of North American’s revenues since its acquisition in the second quarter of 2005.
Commissions increased $2.9 million, or 59.4%, to $7.7 million in the second quarter of 2005, compared to $4.8 million in the second quarter of 2004. This increase was primarily due to the higher military revenue associated with the USAF contract in the second quarter of 2005 compared to the same period in 2004.
Sales, general and administrative expenses (“SG&A”) increased $4.5 million, or 34.9%, to $17.4 million in the second quarter of 2005 compared to $12.9 million in the same quarter of 2004. The second quarter of 2005 included $0.8 million of expenses associated with the acquisition of North American, $0.6 million higher profit sharing accrual and an increase in expenses for Sarbanes-Oxley compliance work of $0.4 million. The same quarter last year contained a provision for bad debt expense of $1.7 million associated with air services provided to TM Travel Services, Inc. and severance/bonus expenses of $0.9 million. These one-time expenses in 2004 were partially offset by the $0.5 million credit associated with the reduction in the accrual related to the lease of the Company’s former headquarters in Herndon, Virginia.
Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004
The consolidated financial statements for World Air Holdings include North American’s results from April 28, 2005. The comparative financial information shown below is from World Air Holdings consolidated financial statements for the three and six months ending June 30, 2005. However, the variance explanations will reference World Airways only, since North American was acquired on April 27, 2005 and there is no basis for comparison to the prior year.
Revenues. Consolidated revenues increased $87.5 million, or 35.8%, to $332.1 million in 2005 from $244.6 million in 2004. Military revenues for World Airways were $238.8 million in 2005, compared to $194.5 million in the previous year. World Airways reported significant growth in military passenger flying for the USAF as well as commercial cargo ACMI flying, offset by reductions in military cargo revenues for the USAF and commercial passenger full-service flying. Two key variables that impact the amount of revenues are listed below:
World Airways

	Six Months Ended June 30,
	2005	2004	Change	% Change
Total block hours	27,084	22,341	4,743	21.2%
Revenue per block hour	$11,063	$10,950	$113	1.0%
Operating Expenses. Total consolidated operating expenses increased $80.2 million, or 35.4%, to $306.8 million in 2005, compared to $226.6 million for the comparable period in 2004. Below is information on the Company’s operating expense per block hour for World Airways:

     World Airways

	Six Months Ended June 30,
	2005	2004	Change	% Change
Operating expense per block hour	$10,034	$10,144	$(110)	-1.1%
Flight expenses include all costs related directly to the operation of the aircraft other than maintenance, aircraft rent, insurance and fuel. Also included are expenses related to flight dispatch and flight operations administration. Flight expenses increased $15.4 million, or 19.6%, to $93.9 million in the first six months of 2005 compared to $78.5 million in the same period of 2004. World Airways’ flight expenses were up primarily due to crew and flight attendant wages and travel costs, driven by increased block hours as well as a required crew rest location change for certain USAF flights in 2005. In addition, crew and flight attendant training costs as well as profit sharing expense were higher year over year. Flight communication and catering costs were also higher due to the year-over-year block hour increase.
Maintenance expenses increased $14.9 million, or 39.3%, to $52.8 million in the first six months of 2005 compared to $37.9 million in the same period of 2004. In the first half of 2005, World Airways incurred higher maintenance reserve expenses related to the increase in total block hours, as well as the use of certain aircraft with higher power-by-the-hour rates. World Airways also incurred higher engine and thrust reverser overhaul expense in 2005 compared to 2004.
Aircraft costs, which include aircraft rent and insurance, increased $11.6 million, or 31.3%, to $48.7 million in the first six months of 2005 compared to $37.1 million in the same period of 2004. World Airways’ aircraft rent and hull/war risk insurance were higher due to the three additional MD-11 aircraft added to the fleet in late 2004 and 2005, as well as leasing additional short-term spare engines in the first half of 2005.
Fuel expenses were higher by $28.0 million, or 81.0%, to $62.6 million in the half of 2005 from $34.6 million in the same period of 2004. For World Airways, a majority of this increase is due to more full service military flying for the USAF. Fluctuations in the price of fuel did not have a significant impact in 2005 because World Airways’ contracts with its customers provided for a pass-through of fuel costs of 97% of fuel purchased and thereby limited the World Airways’ exposure to increases in fuel prices. North American is subject to changes in fuel prices for its scheduled service operations, which accounted for 21% of North American’s revenues since its acquisition in the second quarter of 2005.
Commissions increased $5.5 million, or 48.8%, to $16.6 million in 2005, compared to $11.1 million in 2004. This increase was primarily due to the higher military revenue associated with the USAF contract in the first six months of 2005 compared to the same period in 2004.
Sales, general and administrative expenses (“SG&A”) increased $4.3 million, or 18.5%, to $27.5 million in 2005 compared to $23.2 million in the same period of 2004. The first six months of 2005 included a $0.8 million increase in profit sharing expense, $0.8 million of expenses associated with the acquisition of North American, an adjustment of $0.7 million to fully accrue for the remaining payments under an operating lease for office space at the Company’s former headquarters in Herndon, Virginia and $0.4 million higher Sarbanes-Oxley expenses. In the first six months of 2004, the Company recorded bad debt expense of $2.5 million associated with air services provided to TM Travel Services, Inc. and $0.9 million in severance/bonus expenses. These one-time expenses in 2004 were partially offset by the $0.5 million credit associated with the reduction in the accrual related to the lease of the Company’s former headquarters in Herndon, Virginia.
LIQUIDITY AND CAPITAL RESOURCES
At June 30, 2005, the Company had $46.5 million of cash and cash equivalents compared to $50.0 million at December 31, 2004. The acquisition of North American in April 2005 was a cash cost of $36.2 million to World Air Holdings, less the $8.6 million of cash at North American at April 27, 2005. This cash cost is exclusive of the $1.3 million subsequent reduction in the purchase price based on terms of the purchase contract. Restricted cash was $5.9 million at June 30, 2005, which consisted of $3.9 million for letters of credit that had to be collateralized and $2.0 million of prepayments from customers for flights that are scheduled to be flown within 30 days of the balance sheet date (unearned revenue). Restricted cash was $4.9 million at December 31, 2004, which consisted of $4.8 million for letters of credit and $0.1 million related to unearned revenue. The restricted cash balance at December 31, 2004 included a $1.0 million letter of credit which was issued on behalf of TM Travel and provided to an insurance company to support surety bonds issued to the Department of Transportation (“DOT”) and the State of Hawaii. No monies were drawn from the two surety bonds, and they expired in July 2004. The letters of credit were cancelled in the first quarter of 2005, and the cash collateral was returned to unrestricted cash.

At June 30, 2005, the Company’s current assets were $125.5 million and its current liabilities were $118.2 million. The ratio of the Company’s current assets to its current liabilities (“current ratio”) was 1.1:1.
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
In April 2005, World Air Holdings purchased North American for approximately $35 million in an all-cash transaction plus acquisition costs of $1.4 million. Although this was a significant use of cash, the Company believes that both entities will be able to provide sufficient cash from operations in order to meet normal funding requirements.
The Company has significant long-term obligations relating to operating leases for aircraft and spare engines. In 2002 and 2001, the Company paid amounts less than its original contractual aircraft rent obligations under agreements with its lessors that amended the terms of the original aircraft lease agreements to provide for the repayment of the unpaid contractual rent obligations. At March 31, 2005, the accrual for these unpaid contractual aircraft rent obligations was $1.7 million and was included as accrued rent in the current liabilities section of the Condensed Consolidated Balance Sheets. The Company paid this $1.7 million obligation in April 2005. In the first quarter of 2004, the Company reached an agreement with one of its MD-11 lessors to restructure certain leases. In exchange for reduced fixed monthly lease rates, the Company agreed to an annual restructuring fee based on net income. Payments commenced in 2005 based on 2004 results, and continue through the lease terminations in 2011, which will be paid in 2012. Over the term of the agreement, the total obligation of the Company is limited to no more than $24.2 million on a cumulative basis. In individual years, the cash disbursement is capped at $1.6 million in 2005, $3.6 million per year for 2006 through and including 2011, and $1.0 million in 2012. Although cash disbursements are capped each year, due to the cumulative nature of the agreement, expense recognized in a given year may differ from {exceed} the cash obligation to be disbursed in the following year. During the second quarter of 2005, the Company and the lessor agreed to a definitive methodology used to calculate the restructuring fee. As a result, the Company recognized a credit of $0.7 million in the second quarter related to the expense recorded during 2004. Also in April 2005, the Company paid $1.6 million of this liability based on 2004 results.
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
In order to complete the acquisition of North American, the Company was required to seek a waiver of certain restrictions of the ATSB Loan. In exchange for the waiver, the Company agreed to certain modifications including changing the minimum cash covenant to $15.0 million and the principal repayment schedule. The new schedule requires payments of $6.0 million in December 2005, $5.0 million each in June and December 2006 and June and December 2007, and a final payment of $4.0 million in June 2008.
Although there can be no assurances, World Air Holdings believes that the combination of its existing contracts and additional business that it expects to obtain, along with its existing cash and financing arrangements, will be sufficient to allow the Company to meet its cash requirements related to operating and capital requirements through 2005.
Cash Flows from Operating Activities
Operating activities provided $24.6 million in cash during the six months ended June 30, 2005 compared to using $2.9 million for the comparable 2004 period. The cash provided in the 2005 period principally reflects the $14.1 million net earnings, net non-cash statement of operations charges of $3.9 million and a $9.3 million increase in cash due to trade accounts receivable decreasing, offset by a $2.7 million decrease in cash due to changes in operating assets and liabilities excluding trade accounts receivable. The cash used in the 2004 period principally reflects the $10.4 million net earnings and net non-cash statement of operations charges of $4.7 million, which were more than offset by a $3.0 million decrease in cash due to changes in operating assets and liabilities excluding trade accounts receivable and a $15.0 million decrease in cash due to trade accounts receivable increasing.
Cash Flows from Investing Activities
Investing activities used $30.5 million in the first six months of 2005 compared to using $0.8 million in the comparable period of 2004. In 2005, a net of $26.2 million in cash was used by the Company to acquire North American. Additionally, in both 2005 and 2004, cash was used for the purchase of rotable spare parts and other fixed assets.
The Company’s capital expenditures for 2005 are expected to be approximately $8.0 million, principally for the purchase of aircraft related assets, which it expects to finance from working capital.
Cash Flows from Financing Activities
Financing activities provided $2.4 million in cash for the six months ended June 30, 2005, which was primarily due to $2.5 million of proceeds related to the exercise of warrants and $1.6 million of proceeds related to the exercise of stock options. This was offset by $1.7 million of cash used to repay contractual aircraft rent obligations to a lessor. For the six months ended June 30, 2004, financing activities used $6.3 million, which was primarily due to the $7.2 million used to repay the contractual aircraft rent obligations to a lessor, offset by proceeds related to the exercise of stock options.
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
The Company continues to have no material exposure to market risks.
ITEM 4. CONTROLS AND PROCEDURES
(a)       Evaluation of Disclosure Controls and Procedures
We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this Quarterly Report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this Quarterly Report. In designing and evaluating our controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Prior to becoming a consolidated subsidiary of the Company, North American was a privately held company and was not required to maintain disclosure controls and procedures or internal controls over financial reporting as required by the rules and regulations of the SEC. After the closing of our acquisition of North American on April 27, 2005, the Company’s management team began a review of processes, controls and systems in order to assess their adequacy and, as appropriate, began implementing improvements. After the commencement of a process to which we committed the efforts of internal and external expertise, our CEO and CFO concluded that there existed material weaknesses in the disclosure controls and procedures and the internal control over financial reporting at North American, a conclusion with which the Audit Committee concurs. The material weaknesses identified related to the following major areas: insufficient documented procedures and policies related to the financial reporting process; inadequate staffing and experience necessary to identify and properly address technical accounting and reporting issues related to accounting matters; an ambiguous management reporting structure, which created reporting deficiencies and a lack of accountability; lack of segregation of duties; non-filing of certain required tax returns; and deficiencies in its management review of accounting data and control and reconciliation processes. As a result of these deficiencies, KPMG, our independent auditor, was unable to complete its review of the Company’s consolidated financial statements contained in this Form 10-Q.

The Company is using a combination of internal resources and third-party consultants for the following: third-party consultants are managing and directing the North American accounting staff until the new approved finance structure for North American has been staffed and trained which will dramatically increase the financial capability; third party consultants are assisting with the development of written procedures and policies which are in the process of being adopted and implemented consistent with those of World Airways; and the finance organization is currently being restructured so that visibility and accountability will be enhanced and the material weaknesses discussed above are eliminated. The Company expects to use a risk-based approach to the implementation of disclosure controls and procedures and internal control over financial reporting at North American, by allocating our implementation resources immediately to the controls and procedures over the most critical processes. Since North American has not previously been required to comply with the disclosure controls and internal controls over financial reporting requirements applicable under the rules and regulations of the SEC, the Company anticipates that improvements in all of the areas discussed above will require time to refine and fully implement at North American so as to be comparable to those of World Airways.
In addition to the areas identified by management during its initial internal review, the Company continues to review North American’s internal controls and procedures and has engaged an independent consultant to make additional recommendations to the Company as to possible improvements or changes to correct the material weaknesses and deficiencies. Until these reviews are completed, and improvements fully implemented and refined, North American’s results of operations and financial position may continue to be impacted by North American’s existing business practices, processes, systems and controls.
As required by Rule 13a-15(b) under the Exchange Act, the Company has carried out an evaluation under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness, as of June 30, 2005 of the design and operation of our “controls and procedures” as defined in Rule 13a-15(e) under the Exchange Act for all three subsidiaries and for the Company itself. Based upon the foregoing, our CEO and CFO concluded that (a) with respect to Holdings (exclusive of the North American operations), World Airways, and World Risk Solutions, our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic filings with the Securities and Exchange Commission and that no significant changes were made to our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation, (b) with respect to North American, as a result of the material weaknesses identified above, our disclosure controls and procedures related to the matters described above were ineffective as of June 30, 2005, and (c) with respect to the Company on a consolidated basis, our disclosure controls and procedures are ineffective in timely alerting them to material information required to be included in our periodic filings with the Securities and Exchange Commission, because of the aforementioned material weaknesses at North American and the significance of its operations, financial position and cash flows to the Company consolidated.
In response to the matters identified, we have aggressively initiated steps to strengthen our internal controls over financial reporting. In order to remedy these weaknesses, management intends to implement the solutions outlined above. Our Audit Committee is performing oversight of our implementation of enhancements and improvements to our internal controls, and our management is reporting to our Audit Committee on a regular basis regarding these matters. As a result of these activities, we intend to continue to refine and improve our internal controls on an ongoing basis.
(b)       Changes in internal controls
Other than the matters discussed above, no significant changes were made to our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.
PART II
ITEM 1.       LEGAL PROCEEDINGS
     The information required by this Item is incorporated by reference to Note 11 to the Condensed Consolidated Financial Statements included elsewhere herein.

ITEM 6. EXHIBITS

No.	Description

10.13*+	Employment Agreement, dated as of May 5, 2005, by and between World Air Holdings, Inc. and Mark M. McMillin.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference pursuant to Rule 12b-32 of the Exchange Act.

+	Management contract or compensatory plan or arrangement
*    *    *    *    *    *    *    *    *    *    *    *    *    *    *

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: August 15, 2005

WORLD AIR HOLDINGS, INC.
By:	/s/ Gilberto M. Duarte, Jr.
Gilberto M. Duarte, Jr.
Chief Financial Officer