Form 10-Q/A
period 2005-06-30
WORLD AIR HOLDINGS, INC.
filed 2006-02-21
CIK 949240

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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
Yes ☑    No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☑
     The number of shares of the registrant’s Common Stock outstanding on August 2, 2005 was approximately 23,786,000.

WORLD AIR HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q/A
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

Amendment No. 1 Overview
World Air Holdings, Inc. (“World Air Holdings” or the “Company”) is filing this Amendment No. 1 (this “Amendment”) to the World Air Holdings, Inc. Quarterly Report on Form 10-Q for the three and six month periods ended June 30, 2005 to amend and restate the Company’s condensed consolidated financial statements and other financial information contained in this report to reflect adjustments for accounting errors and reclassifications primarily at the Company’s subsidiary North American Airlines, Inc. (“North American”). Prior to becoming a subsidiary of the Company, North American was a privately-held company and was not required to maintain disclosure controls and procedures or internal controls over financial reporting in accordance with the rules and regulations of the Securities and Exchange Commission (the “ SEC”). After completing the acquisition of North American on April 27, 2005, the Company’s management team began a review of the processes, controls and systems of North American in order to assess their adequacy and, as appropriate, began implementing improvements. The Company’s management continued to review the controls of North American subsequent to the filing of the original Form 10-Q for the three and six month periods ended June 30, 2005 (the “Original Filing”) and discovered numerous accounting errors. The restatement adjustments at North American include entries to record operating expenses in the correct accounting period including adjustments to flight, maintenance, aircraft costs, and sales, general and administrative costs, and a reclassification of the fuel reconciliation adjustments from revenue to fuel expense to conform North American to the Company’s accounting practice. The impact of these North American adjustments to the Company’s earnings before income tax expense for the three and six month periods ended June 30, 2005 was a net increase of approximately $1.4 million for both periods.
Additionally, adjustments to correct errors in the application of generally accepted accounting principles at World Airways, Inc. (“World Airways”) include entries regarding the timing of expensing recoverable spare parts, flight crew special pay requests, asset disposals and certain other operating expenses including hotels, ground handling and outside consultant fees, the timing of recognizing a vendor rebate and the incorrect use of the original cost as a basis for recognizing depreciation expense of certain aircraft parts that were impaired. In addition, at June 30, 2005 the Company was in violation of its covenants of the Air Transportation Stabilization Board (the “ATSB”) loan which had not been waived, and, therefore, the entire balance of the loan has been classified as a current liability. The net impact of these World Airways’ adjustments to the Company’s earnings before income tax expense for the three and six month periods ended June 30, 2005 was a net increase of approximately $0.4 million for both periods. The out of period impact of these World Airways adjustments was not material to the interim periods of 2005 or to the prior annual period.
As a result of all of these adjustments, including the tax effect, World Air Holdings’ net earnings for the three and six month periods ended June 30, 2005 increased $1.3 million.
On December 5, 2005, the Company’s audit committee, upon the recommendation of management of the Company, concluded that the previously issued condensed consolidated financial statements contained in the Original Filing, filed with the SEC on August 15, 2005, for the three and six month periods ended June 30, 2005 should not be relied upon.
For further discussion of the effects of the restatement of the financial statements as of June 30, 2005 and for the three and six month periods ended June 30, 2005, see Part I Item 1. Notes to Condensed Consolidated Financial Statements, Note 2.
Except for the foregoing amended information, this Amendment continues to describe conditions as of the date of filing of the Original Filing on August 15, 2005, and the disclosures contained herein have not been updated to reflect events, results or developments that occurred after the date of the Original Filing, except for Note 14 Subsequent Events included in the Notes to Condensed Consolidated Financial Statements which has been updated, due to the materiality of the event, with respect to a judgment against the company, and Item 4, Controls and Procedures, has been updated. Among other things, forward looking statements made in the Original Filing have not been revised to reflect events, results or developments that occurred or facts that became known to the Company after the date of the Original Filing (other than the restatement), and such forward looking statements should be read in their historical context. In addition, pursuant to the rules of the SEC, Item 6. of Part II of the Original Filing has been amended to include certifications from the Company’s Chief Executive Officer and Interim Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, dated as of the date of this Amendment. The certifications of the Chief Executive Officer and Interim Chief Financial Officer are filed with this amendment as exhibits 31.1, 31.2, 32.1 and 32.2, respectively. Certain of the certificates under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, dated August 15, 2005, and filed as exhibits to the Original Filing were signed by the Company’s former Chief Financial Officer, Gilberto M. Duarte, Jr, (the “former CFO”).

ITEM 1. FINANCIAL STATEMENTS
WORLD AIR HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
(in thousands)
(unaudited)

	June 30,
	2005	December 31,
	(As restated)	2004
CURRENT ASSETS
Cash and cash equivalents	$46,501	$49,956

Restricted cash	5,936	4,926

Accounts receivable, less allowance for doubtful accounts of $180 at June 30, 2005 and $209 at December 31, 2004	57,850	52,382

Prepaid expenses and other current assets	15,876	8,335

Deferred tax assets	6,906	6,685

Total current assets	133,069	122,284

EQUIPMENT AND PROPERTY
Flight and other equipment	82,170	84,514
Less: accumulated depreciation and amortization	47,205	51,321

Net equipment and property	34,965	33,193

GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill	21,883	—
Other intangible assets, net of accumulated amortization of $192 at June 30, 2005	7,903	—

Net goodwill and other intangible assets	29,786	—

LONG-TERM DEPOSITS	23,015	18,237

OTHER ASSETS AND DEFERRED CHARGES, NET OF ACCUMULATED AMORTIZATION OF $2,872 AT JUNE 30, 2005 AND $2,019 AT DECEMBER 31, 2004	5,034	5,603

TOTAL ASSETS	$225,869	$179,317

(Continued)

WORLD AIR HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(continued)
LIABILITIES AND STOCKHOLDERS’ EQUITY
(in thousands except share amounts)
(unaudited)

	June 30,
	2005	December 31,
	(As restated)	2004
CURRENT LIABILITIES
Current maturities of long-term debt	$30,000	$6,000
Accounts payable	41,659	35,482
Current portion of accrued rent	5,550	5,489
Current portion of deferred rent	—	3,242
Unearned revenue	25,757	6,293
Accrued maintenance	6,238	4,179
Accrued salaries, wages and profit sharing	18,263	20,463
Accrued taxes	7,522	8,482
Other accrued liabilities	6,628	1,861

Total current liabilities	141,617	91,491

Long-term debt, net of current maturities	—	43,879
Deferred gain from sale-leaseback transactions, net of accumulated amortization of $4,654 at June 30, 2005 and $4,269 at December 31, 2004	1,260	1,645
Accrued post-retirement benefits	4,331	4,081
Accrued and deferred rent, net of current portion	5,120	5,615
Deferred income taxes	4,098	2,208

TOTAL LIABILITIES	156,426	148,919

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value (5,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock, $.001 par value (100,000,000 shares authorized; 24,864,995 shares issued and 23,783,752 shares outstanding at June 30, 2005; 17,430,023 shares issued and 16,348,780 shares outstanding at December 31, 2004)	25	18
Additional paid-in capital	66,636	42,712
Retained earnings	15,929	525
Deferred stock-based compensation	(290)	—
Treasury stock, at cost (1,081,243 shares at June 30, 2005 and December 31, 2004)	(12,857)	(12,857)

Total stockholders’ equity	69,443	30,398

COMMITMENTS AND CONTINGENCIES	—	—

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$225,869	$179,317

See accompanying Notes to Condensed Consolidated Financial Statements

WORLD AIR HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended June 30, 2005 and 2004
(in thousands except per share data)
(unaudited)

	2005
	(As restated)	2004
REVENUES

Flight operations	$171,091	$114,707
Other	791	353

Total revenues	171,882	115,060

OPERATING EXPENSES
Flight	48,582	37,705
Maintenance	25,740	20,032
Aircraft costs	27,270	17,426
Fuel	31,338	16,363
Flight operations subcontracted to other carriers	1,217	81
Commissions	7,702	4,831
Depreciation and amortization	1,965	1,274
Sales, general and administrative	17,279	12,960

Total operating expenses	161,093	110,672

OPERATING INCOME	10,789	4,388

OTHER INCOME (EXPENSE)
Interest expense	(1,142)	(1,247)
Interest income	241	125
Other, net	(1,023)	(347)

Total other income (expense)	(1,924)	(1,469)

EARNINGS BEFORE INCOME TAX EXPENSE	8,865	2,919

INCOME TAX EXPENSE	3,359	350

NET EARNINGS	$5,506	$2,569

BASIC EARNINGS PER SHARE
Net earnings	$0.23	$0.22

Weighted average shares outstanding	23,600	11,637

DILUTED EARNINGS PER SHARE
Net earnings	$0.21	$0.12

Weighted average shares outstanding	26,668	23,252
See accompanying Notes to Condensed Consolidated Financial Statements

WORLD AIR HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Six Months Ended June 30, 2005 and 2004
(in thousands except per share data)
(unaudited)

	2005
	(As restated)	2004
REVENUES

Flight operations	$330,111	$243,726
Other	1,320	918

Total revenues	331,431	244,644

OPERATING EXPENSES
Flight	93,751	78,507
Maintenance	50,695	37,888
Aircraft costs	48,199	37,097
Fuel	61,809	34,565
Flight operations subcontracted to other carriers	1,725	1,599
Commissions	16,561	11,131
Depreciation and amortization	3,420	2,561
Sales, general and administrative	27,304	23,269

Total operating expenses	303,464	226,617

OPERATING INCOME	27,967	18,027

OTHER INCOME (EXPENSE)
Interest expense	(2,127)	(2,789)
Interest income	510	247
Other, net	(1,226)	(980)

Total other income (expense)	(2,843)	(3,522)

EARNINGS BEFORE INCOME TAX EXPENSE	25,124	14,505

INCOME TAX EXPENSE	9,720	4,061

NET EARNINGS	$15,404	$10,444

BASIC EARNINGS PER SHARE
Net earnings	$0.72	$0.91

Weighted average shares outstanding	21,325	11,536

DILUTED EARNINGS PER SHARE
Net earnings	$0.59	$0.46

Weighted average shares outstanding	26,508	23,858
See accompanying Notes to Condensed Consolidated Financial Statements

WORLD AIR HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN STOCKHOLDERS’ EQUITY
Six months Ended June 30, 2005
(in thousands except share amounts)
(unaudited)
(As restated)

		Additional		Deferred	Treasury	Total
	Common	Paid-In	Retained	Stock-based	Stock,	Stockholders’
	Stock	Capital	Earnings	Compensation	at Cost	Equity
Balances at December 31, 2004	$18	$42,712	$525	$—	$(12,857)	$30,398
Amortization of warrants	—	76	—	—	—	76
Exercise of 698,325 stock options	—	1,635	—	—	—	1,635
Exercise of warrants for 1,076,345 shares	1	2,499	—	—	—	2,500
Issuance of 5,660,302 shares upon conversion of debt	6	18,119	—	—	—	18,125
Tax benefit of stock option exercises	—	1,292	—	—	—	1,292
Awards of deferred stock-based compensation	—	303	—	(303)	—	—
Amortization of deferred stock-based compensation	—	—	—	13	—	13
Net earnings and comprehensive earnings	—	—	15,404	—	—	15,404

Balances at June 30, 2005	$25	$66,636	15,929	$(290)	$(12,857)	$69,443

See accompanying Notes to Condensed Consolidated Financial Statements

WORLD AIR HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2005 and 2004
(in thousands)
(unaudited)

	2005
	(As restated)	2004
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$49,956	$30,535

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	15,404	10,444
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	3,420	2,561
Deferred gain recognition	(385)	(566)
Loss on disposals of equipment and property	937	507
Tax benefit of stock option exercises	1,292	1,108
Amortization of warrants and debt issuance costs	853	1,008
Deferred income taxes	(855)	—
Provision for doubtful accounts	(29)	(9)
Other	449	77
Changes in operating assets and liabilities, exclusive of acquisitions:
Accounts receivable	7,412	(15,019)
Restricted cash	1,362	712
Deposits, prepaid expenses and other assets	(4,890)	2,089
Accounts payable, accrued expenses and other liabilities	(11,574)	(6,229)
Unearned revenue	10,013	414

Net cash provided by (used in) operating activities	23,409	(2,903)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment and property	(4,362)	(778)
Proceeds from disposals of equipment and property	27	6
Acquisition of North American, less cash acquired	(24,951)	—

Net cash used in investing activities	(29,286)	(772)

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in restricted cash due to repayment of debt	—	18,000
Repayment of debt	—	(18,000)
Proceeds from exercise of stock options	1,635	1,441
Proceeds from exercise of warrants	2,500	—
Payment of debt issuance costs	—	(548)
Repayment of aircraft rent obligations	(1,713)	(7,196)

Net cash provided by (used in) financing activities	2,422	(6,303)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,455)	(9,978)

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$46,501	$20,557

SUPPLEMENTAL INFORMATION:
Interest paid	$750	$1,888
Income taxes paid	$14,663	$2,988
Non-cash Investing Activities:
Adjustment to North American purchase price for excess distributions made to Seller for tax payments, as provided in the Stock Purchase Agreement	$2,567	$—
Non-cash Financing Activities:
Conversion of the Company’s convertible senior subordinated debentures to common stock	$18,125	$—
See accompanying Notes to Condensed Consolidated Financial Statements

WORLD AIR HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.	Basis of Presentation

The unaudited Condensed Consolidated Financial Statements include the accounts of World Air Holdings and its wholly-owned subsidiaries, World Airways, Inc., North American and World Risk Solutions, Ltd. (“World Risk Solutions”). World Airways Parts Company LLC is a wholly-owned subsidiary of World Airways. The Company acquired North American, a privately held airline based in Jamaica, New York, on April 27, 2005. All significant inter-company accounts and transactions have been eliminated.

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

The Condensed Consolidated Balance Sheet for December 31, 2004 is derived from the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Form 10K). These interim period Condensed Consolidated Financial Statements and accompanying footnotes should be read in conjunction with the Consolidated Financial Statements contained in the 2004 Form 10-K.

Certain items in prior year financial statements included herein have been reclassified to conform to the 2005 financial statement presentation.

2.	Restatement

World Air Holdings is filing this Amendment to amend and restate the Company’s condensed consolidated financial statements and other financial information contained in this report in order to reflect adjustments for errors and reclassifications, primarily at the Company’s subsidiary North American. Prior to becoming a subsidiary of the Company, North American was a privately-held company and was not required to maintain disclosure controls and procedures or internal controls over financial reporting in accordance with the rules and regulations of the SEC. After completing the acquisition of North American on April 27, 2005, the Company’s management team began a review of the processes, controls and systems of North American in order to assess their adequacy and, as appropriate, begin implementing improvements. The Company’s management continued to review the controls subsequent to the filing of the original Form 10-Q for the three and six month period ended June 30, 2005 and discovered numerous accounting errors.

The adjustments at North American include entries to record operating expenses in the correct accounting periods including adjustments to flight, maintenance, aircraft costs, and sales, general and administrative costs and a reclassification of the fuel reconciliation adjustments from revenue to fuel expense to conform the Company’s subsidiaries to the same accounting practice. Management noted that costs at North American, including ground handling, catering, maintenance, workers compensation and aircraft insurance were not being recognized in the appropriate period due to errors in estimating expense and ineffective cutoff procedures. The impact of these North American adjustments to the Company’s earnings before income tax expense and the net earnings for the three and six month periods ended June 30, 2005 was a net increase of approximately $1.4 million and $1.1 million for both periods.

The Company determined there were errors in the opening balance sheet of North American on the date of acquisition. Additionally, the North American adjustments reduced the net assets acquired of North American from $34.8 million to $33.6 million. At the acquisition date, accounts receivable and other current assets increased by $1.9 million, equipment and property, net decreased $0.1 million, goodwill increased $0.3 million and accounts payable and other liabilities increased $3.3 million.

In addition to the North American adjustments, there were adjustments to correct errors in the application of generally accepted accounting principles at World Airways. These adjustments include entries regarding the timing of expensing recoverable spare parts, flight crew special pay requests, asset disposals and certain other operating expenses including hotels, ground handling and outside consultant fees, the timing of recognizing a vendor rebate and the incorrect use of the original cost as a basis for recognizing depreciation expense of certain aircraft parts that were impaired. In addition, the Company was in violation of several covenants of the ATSB loan which had not been waived, and therefore, the entire balance of the loan was classified as a current liability. The impact of these World Airways adjustments to the Company’s earnings before income tax expense for the three and six month periods ended June 30, 2005 was a net increase of approximately $0.4 million for both periods. The out of period impact of these adjustments was deemed not material to the interim periods of 2005 or to the prior annual periods. As a result of the World Airways adjustments for the three and six month periods ended June 30, 2005, revenues increased approximately $0.2 million, operating expenses decreased $1.0 million, total other expenses increased $0.8 million, $0.2 million increase in income tax expense, thus net earnings increased $0.2 million. The impact of the World Airways adjustments on the Condensed Consolidated Balance Sheet at June 30, 2005 was an increase in accounts receivable, net of $0.2 million, an increase of $0.6 million to prepaid expenses and other current assets, a decrease in equipment and property, net of $0.9 million, a decrease in accounts payable of $0.7 million, an increase of $0.3 million in accrued salaries and wages, an increase of $0.1 million in accrued taxes, an increase in current maturities of long-term debt and a corresponding decrease in long-term debt, net of current maturities of $19.0 million, and an increase to retained earnings of $0.2 million.

The following table sets forth the effects of the restatement on certain line items within the Company’s previously reported financial statements (in thousands, except per share data):

	June 30, 2005
Condensed Consolidated Balance Sheets	As previously reported	Restatements/reclassifications	As restated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$46,501	$—	$46,501
Restricted cash	5,936	—	5,936
Accounts receivable, net	55,662	2,188	57,850
Prepaid expenses and other current assets	11,173	4,703	15,876
Deferred tax assets	6,203	703	6,906
Total current assets	125,475	7,594	133,069
Equipment and property, net	35,956	(991)	34,965
Net goodwill and other intangible assets	29,505	281	29,786
Long-term deposits	23,015	—	23,015
Other assets and deferred charges, net	5,040	(6)	5,034

TOTAL ASSETS	$218,991	$6,878	$225,869

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$11,000	$19,000	30,000
Accounts payable	39,127	2,532	41,659
Current portion of accrued rent	5,550	—	5,550
Unearned revenue	25,757	—	25,757
Accrued maintenance	5,650	588	6,238
Accrued salaries, wages and profit sharing	17,785	478	18,263
Accrued taxes	6,246	1,276	7,522
Other accrued liabilities	7,057	(429)	6,628

Total current liabilities	118,172	23,445	$141,617

Long-term debt, net	19,000	(19,000)	—
Deferred gain from sale-leaseback transaction, net	1,260	—	1,260
Accrued post-retirement benefits	4,331	—	4,331
Accrued and deferred rent, net	3,028	2,092	5,120
Deferred income taxes	5,077	(979)	4,098

TOTAL LIABILITIES	150,868	5,558	156,426

STOCKHOLDERS’ EQUITY
Preferred stock	—	—	—
Common stock	25	—	25
Additional paid-in-capital	66,636	—	66,636
Retained earnings	14,609	1,320	15,929
Deferred stock-based compensation	(290)	—	(290)
Treasury stock	(12,857)	—	(12,857)

Total stockholders’ equity	68,123	1,320	69,443

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$218,991	$6,878	$225,869

Condensed Consolidated Statements of Operations

	Three Months Ended June 30, 2005
	As previously reported	Restatements/reclassifications	As restated
Total Revenues	$172,598	$(716)	$171,882

Operating Expenses
Flight	48,722	(140)	48,582
Maintenance	27,829	(2,089)	25,740
Aircraft costs	27,738	(468)	27,270
Fuel	32,105	(767)	31,338
Flight operations subcontracted to other carriers	1,120	97	1,217
Commissions	7,702	—	7,702
Depreciation and amortization	1,736	229	1,965
Sales, general and administrative	17,442	(163)	17,279

Total Operating Expenses	164,394	(3,301)	161,093

OPERATING INCOME	8,204	2,585	10,789

Total other income (expense)	(1,146)	(778)	(1,924)

EARNINGS BEFORE INCOME TAX EXPENSE	7,058	1,807	8,865
INCOME TAX EXPENSE	2,872	487	3,359

NET EARNINGS	$4,186	$1,320	$5,506

BASIC EARNINGS PER SHARE
Net earnings	$0.18	$.05	$0.23

Weighted average shares outstanding	23,600	—	23,600
FULLY DILUTED EARNINGS PER SHARE
Net earnings	$0.16	$.05	$0.21

Weighted average shares outstanding	26,671	(3)	26,668

	Six Months Ended June 30, 2005
	As previously reported	Restatements/reclassifications	As restated
Total Revenues	$332,147	$(716)	$331,431

Operating Expenses
Flight	93,891	(140)	93,751
Maintenance	52,784	(2,089)	50,695
Aircraft costs	48,667	(468)	48,199
Fuel	62,576	(767)	61,809
Flight operations subcontracted to other carriers	1,628	97	1,725
Commissions	16,561	—	16,561
Depreciation and amortization	3,191	229	3,420
Sales, general and administrative	27,467	(163)	27,304

Total Operating Expenses	306,765	(3,301)	303,464

OPERATING INCOME	25,382	2,585	27,967

Total other income (expense)	(2,065)	(778)	(2,843)

EARNINGS BEFORE INCOME TAX EXPENSE	23,317	1,807	25,124
INCOME TAX EXPENSE	9,233	487	9,720

NET EARNINGS	$14,084	$1,320	$15,404

BASIC EARNINGS PER SHARE
Net earnings	$0.66	$.06	$0.72

Weighted average shares outstanding	21,325	—	21,325
FULLY DILUTED EARNINGS PER SHARE
Net earnings	$0.54	$.05	$0.59

Weighted average shares outstanding	26,510	(2)	26,508

     The following table compares previously reported cash flow amounts with restated amounts for the six months ended June 30, 2005.

	As previously
	reported	As restated
Net cash provided by operating activities	$24,632	$23,409
Net cash used in investing activities	(30,509)	(29,286)
Net cash provided by financing activities	2,422	2,422

Net decrease in cash and cash equivalents	$(3,455)	$(3,455)
     The restatement also resulted in changes to information set forth in Notes 1, 4, 5, 10, 11 and 14.
3.	Long-Term Operating Deposits

Long-term operating deposits of $23.0 million at June 30, 2005 consisted of aircraft and engine (flight equipment) deposits of $22.3 million and building and miscellaneous deposits of $0.7 million. At December 31, 2004, long-term operating deposits of $18.2 million consisted of aircraft and engine deposits of $17.8 million and building and miscellaneous deposits of $0.4 million.

4.	Earnings per Share

Basic earnings per share are computed by dividing net earnings by the weighted average number of shares outstanding during the period. Diluted earnings per share include the effects of common equivalent shares outstanding during the period. The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share data):

	Three Months Ended June 30, 2005 (as restated)
	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Earnings available to common stockholders	$5,506	23,600	$0.23

Effect of Dilutive Securities
Warrants	—	1,685
Options	—	1,376
Restricted stock	—	7

Diluted EPS
Earnings available to common stockholders plus assumed conversions	$5,506	26,668	$0.21

	Three Months Ended June 30, 2004
	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Earnings available to common stockholders	$2,569	11,637	$0.22

Effect of Dilutive Securities
Warrants	—	1,544
Options	—	2,088
8% convertible debentures	323	7,983
Profit sharing	(123)	—
Amortization of debt issuance costs	50	—
Aircraft lease restructuring fees	(68)	—

Diluted EPS
Earnings available to common stockholders plus assumed conversions	$2,751	23,252	$0.12

	Six Months Ended June 30, 2005 (as restated)
	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Earnings available to common stockholders	$15,404	21,325	$0.72

Effect of Dilutive Securities
Warrants	—	1,715
Options	—	1,451
Restricted stock	—	2
8% convertible debentures	162	2,015
Profit sharing	—	—
Amortization of debt issuance costs	35	—
Aircraft lease restructuring fees	(13)	—

Diluted EPS
Earnings available to common stockholders plus assumed conversions	$15,588	26,508	$0.59

	Six Months Ended June 30, 2004
	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Earnings available to common stockholders	$10,444	11,536	$0.91

Effect of Dilutive Securities
Warrants	—	1,760
Options	—	2,268
8% convertible debentures	717	8,294
Profit sharing	(179)	—
Amortization of debt issuance costs	92	—
Aircraft lease restructuring fees	(57)	—

Diluted EPS
Earnings available to common stockholders plus assumed conversions	$11,017	23,858	$0.46

As noted in the 2004 Form 10-K, the Company amended its fully diluted EPS calculation for the years ended December 31, 2004 and 2003, and for certain quarters within those years. The following table shows the effect of the revision on previously reported diluted EPS calculations for the quarter and six months ended June 30, 2004.
Diluted EPS

	Quarter Ended June 30, 2004	Six Months Ended June 30, 2004
As previously reported	$0.13	$0.47
Revised	0.12	0.46

Variance	$(0.01)	$(0.01)

5.	Accounting for Stock-Based Compensation

At June 30, 2005, the Company had three stock-based compensation plans. The 1995 Stock Incentive Plan was amended in May 2004 to allow for various forms of equity awards including restricted stock. In the second quarter of 2005, the Company issued 50,000 shares of restricted stock which vest over four years. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost related to stock options is reflected in net earnings for the three and six month periods ended June 30, 2005, as all options granted during those periods had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation (in thousands, except per share data):

	Quarter Ended June 30,		Six Months Ended June 30,
	(as restated)		(as restated)
	2005	2004	2005	2004
Net earnings, as reported	$5,506	$2,569	$15,404	$10,444
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(138)	(361)	(326)	(485)

Pro forma net earnings	$5,368	$2,208	$15,078	$9,959

Earnings per share
Basic —as reported	$0.23	$0.22	$0.72	$0.91
Basic — pro forma	$0.23	$0.19	$0.71	$0.86
Diluted —as reported	$0.21	$0.12	$0.59	$0.46
Diluted — pro forma	$0.20	$0.10	$0.58	$0.44

The per share weighted-average fair value of stock options granted during the second quarter of 2004 was $2.35 and first six months of 2004 was $2.37 (no stock options were granted during the first six months of 2005) on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	3.5%	3.9%	3.5%	3.8%
Expected life (in years)	4.2	4.9	4.2	4.9
Risk-free volatility	71%	80%	71%	80%

6.	Virginia Lease Obligation

The Company is obligated under an operating lease for office space at its former headquarters in Herndon, Virginia, through April 2006. The Company had a liability balance of $1.1 million at December 31, 2004. During the first quarter of 2005, the Company reviewed market conditions and determined that an additional $0.6 million should be added to the liability. This resulted in a $1.7 million balance at March 31, 2005, which was the present value of the total remaining cash obligation under this lease. At the end of the second quarter, market conditions were the same which resulted in a liability of $1.3 million at June 30, 2005. The liability is included within other accrued liabilities on the accompanying Condensed Consolidated Balance Sheets at June 30, 2005.

7.	Union Negotiations

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

The NMB certified the Teamsters to represent North American’s cockpit crewmembers on January 16, 2004 (approximately 130 employees). North American and the Teamsters commenced negotiations for their first collective bargaining agreement on April 6, 2004 and have met on a number of occasions. Though representatives from North American and the Teamsters continue to negotiate the terms of a comprehensive final agreement under the auspices of the NMB, no collective bargaining agreement has yet been reached.

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

9.	Other Comprehensive Income (Loss)

The Company reports other comprehensive income in its Consolidated Statement of Changes in Stockholders’ Equity. For the three and six month periods ending June 30, 2005 and 2004, there were no items of other comprehensive income or loss for the Company.

10.	Segment Reporting (as restated)

Beginning in the second quarter of 2005, the Company has two reportable segments: World Airways and North American. The Company operates and manages these companies as two distinct airlines, and prepares separate financial statements for each entity which are reviewed by senior management at World Air Holdings as well as the chief operating officer and other management at the operating company level. Financial information for the three and six month periods ended June 30, 2005 by reporting segment is set forth below (in thousands). North American’s financial results have been included from April 28, 2005, the day following the acquisition, to June 30, 2005.

	Quarter Ended June 30, 2005 (as restated)
	World Airways	North American	World Air Holdings and World Risk Solutions	Total
Total revenues	$140,258	$31,624	$—	$171,882
Operating income (loss)	$12,389	$(1,905)	$305	$10,789
Net income (loss)	$6,396	$(1,343)	$453	$5,506
Total assets	$148,650	$69,580	$7,639	$225,869
Total block hours	13,969	3,928	—	17,897

	Six Months Ended June 30, 2005 (as restated)
	World Airways	North American	World Air Holdings and World Risk Solutions	Total
Total revenues	$299,807	$31,624	$—	$331,431
Operating income (loss)	$29,051	$(1,905)	$821	$27,967
Net income (loss)	$16,115	$(1,343)	$632	$15,404
Total assets	$148,650	$69,580	$7,639	$225,869
Total block hours	27,084	3,928	—	31,012
The U.S. Air Force (“USAF”) is the largest customer for both World Airways and North American. For the three and six month periods ended June 30, 2005, the USAF provided 74.5 percent and 79.7 percent of World Airway’s revenues, respectively. For the three and six month periods ended June 30, 2004, the USAF provided 76.3 percent and 79.9 percent of World Airway’s revenues, respectively. For the period from acquisition through June 30, 2005, the USAF provided 53.5 percent of North American’s revenues.

11.	North American Acquisition (as restated)

On April 27, 2005, the Company acquired North American, a privately-held airline based in Jamaica, New York, for approximately $35 million in cash which was funded from internal resources. In addition, the Company has expended approximately $2.2 million for transaction costs, consisting primarily of financial advisory, legal and accounting fees. These transaction costs consisted of $1.4 million capitalized as part of the purchase price and $0.8 million expensed in the second quarter of 2005. In addition, there was a $2.6 million subsequent reduction in the purchase price based on terms of the purchase contract. North American provides passenger service to tour operators, selected scheduled service markets and the USAF. This acquisition will help the Company diversify its product mix as well as its customer base. North American currently has three Boeing 767 and five Boeing 757 aircraft, which will complement the service provided by World Airways with its larger wide-body aircraft. North American will maintain its operational headquarters at John F. Kennedy International Airport in New York, with World Airways and World Air Holdings continuing to be based in Peachtree City, Georgia.

The Company commenced the consolidation of North American on April 28, 2005 and the acquisition was accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. The following summarized the total purchase price for North American (in thousands):

Cash consideration	$34,750
Direct acquisition costs	1,408
Adjustment to North American purchase price for excess distributions made to Seller for tax payments, as provided in Stock Purchase Agreement	(2,567)

$33,591

Under the purchase method of accounting, the total purchase price is allocated to North American’s net tangible and intangible assets based upon their estimated fair value as of the date of the acquisition with any amount paid in excess of the fair value of the net assets recorded as goodwill. Based upon the purchase price and review of the net assets acquired and liabilities assumed, the purchase price allocation is as follows (in thousands):

Fair Value of Net
Assets Acquired
Cash and cash equivalents	$8,640
Restricted cash	2,372
Other current assets	16,239
Equipment and property, net	1,498
Long-term deposits and other assets	5,931
Intangible assets acquired:
ETOPS * program added value	4,680
Aircraft leases at market rates in excess of rental rates	2,840
Trademark	575
Goodwill	21,883

Total assets acquired	64,658

Liabilities assumed:
Accounts payable and accrued liabilities	(29,155)
Deferred tax liabilities	(1,912)

Net assets acquired	$33,591

*	ETOPS – Extended range two engine operations
The fair values of certain identifiable tangible and intangible assets were determined with the assistance of American Appraisal Associates, Inc., an independent third-party appraiser. Goodwill of $21.9 million has been recorded and represents the excess of the purchase price over the fair value of the tangible and other intangible assets acquired less the liabilities assumed. The purchase price allocation to goodwill is subject to change for up to twelve months from the acquisition date and will be reviewed during that period. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment at least annually or as circumstances indicate their value may no longer be fully recoverable.
Supplemental unaudited pro forma information reflecting the acquisition of North American as if it occurred on January 1, 2005 and January 1, 2004 is as follows (in thousands, except per share amounts):

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Total revenues	$188,829	$163,251	$407,391	$347,422
Net earnings	$4,093	$2,417	$17,998	$7,832
Basic earnings per share
Net earnings	$0.17	$0.21	$0.84	$0.68
Weighted average shares outstanding	23,600	11,637	21,325	11,536
Fully diluted earnings per share
Net earnings	$0.15	$0.11	$0.69	$0.35
Weighted average shares outstanding	26,668	23,252	26,508	23,858
The above pro forma results include adjustments for the amortization of intangibles, adjustments to depreciation to reflect the new basis and depreciable lives for equipment and property, and lost interest income/additional interest expense to reflect the impact of cash payments related to the purchase of North American.
12. Legal Proceedings
- World Airways, Inc.
Union Negotiations/Litigation.
World Airways’ Cockpit Crewmembers: World Airways and the Teamsters have been negotiating the terms of a new collective bargaining agreement under the auspices of the NMB since the amendable date of the existing agreement expired on June 30, 2003. Negotiations are ongoing and representatives from both World Airways and the Teamsters are scheduled to meet again with the mediator on August 23, 2005.
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
World Airways’ Flight Attendants: The Teamsters also represent World Airways’ flight attendants (approximately 45% of World Airways’ employees). On September 2, 2003, a new collective bargaining agreement was ratified, with an amendable date of August 31, 2006. The agreement included pay increases and other benefit changes requested by the flight attendants while providing World Airways with work-rule changes in support of its financial goals. In 1994, World Airways’ flight attendants argued that World Airways violated the ''scope clause’’ of the present collective bargaining agreement by using foreign flight attendant crews on World Airways’ flights for Garuda, Indonesia, which had historically been World Airways’ operating procedure. In contracts with certain customers, World Airways is obligated to permit its customers to deploy their own flight attendants. While the arbitrator in this matter in 1997 denied the Teamster’s request for back pay to affected flight attendants for flying relating to the 1994 Hadj, the arbitrator also concluded that the collective bargaining agreement requires World Airways to first actively seek profitable business opportunities that require using World Airways’ flight attendants, before World Airways may accept wet lease business opportunities that use the flight attendants of World Airways’ customers. Since 1997, the flight attendants have filed a number of similar ''scope clause’’ grievances with respect to other wet lease contracts. Although World Airways intends to vigorously defend itself, an adverse decision on one or more of the grievances could have a material adverse impact on its financial condition, results of operations or liquidity.
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
On May 27, 2004 a ground handler contracted by China Airlines, Ltd. (“China Airlines”) under the terms of a wet lease with World Airways, tail tipped one of World Airways’ MD-11 freighter aircraft while unloading cargo in Los Angeles. The aircraft sustained significant damages in excess of $1.7 million and was out of service for over a one-month period. In February 2005, China Airlines instituted an arbitration proceeding against World Airways seeking to recover $1,690,172 in prepaid rental fees during the period the aircraft was out of service ($150,172 for three days in May, 2004 and $1,540,000 for the entire month of June, 2004) and World Airways thereafter filed a counterclaim against China Airlines (with notice to, and in coordination with, its own insurance carriers) for $1.7 million in damages to the aircraft. Under the terms of the wet lease, China Airlines was expressly responsible for loading and unloading all cargo though China Airlines is expected to argue that World Airways was obligated to provide a loadmaster to supervise that process. World Airways intends to defend itself vigorously, although the Company cannot at this time give any assurance that this arbitration will not have a material adverse effect on its financial condition, results of operation or liquidity.
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
- North American Airlines, Inc.
Union Negotiations/Litigation.
North American’s Cockpit Crewmembers: The NMB certified the Teamsters to represent North American’s cockpit crewmembers on January 16, 2004 (approximately 130 employees). North American and the Teamsters commenced negotiations for their first collective bargaining agreement on April 6, 2004 and have met on numerous occasions. Though representatives from North American and the Teamsters continue to negotiate the terms of a comprehensive final agreement under the auspices of the NMB, no collective bargaining agreement has yet been reached.
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
North American’s Flight Attendants: On July 26, 2005, the NMB authorized a union election (the Teamsters) among North American’s flight attendants. The Teamsters mailed to the home address of each eligible voter a set of Telephone Electronic Voting instructions on August 10, 2005. The NMB will count the votes on August 31, 2005 at the NMB’s offices in Washington, D.C. North American plans to initiate a vigorous campaign within the confines of the Railway Labor Act to educate its flight attendants on the reasons why they are in a better position without the Teamsters’ representation.
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
North American is a party to separate actions brought by two former pilots for various causes of action, including wrongful termination. The first matter in New York is currently in discovery and the parties continue to explore settlement. The second matter in California was set for jury trial in July of this year but was rescheduled for November 2005 as the plaintiff offered to participate in non-binding mediation. North American is unable to predict the outcome of the New York matter at this time and, therefore, no provision has been reflected in the accompanying financial statements. North American has accrued $200,000 on the California matter based upon settlement negotiations. See Note 14 to the Condensed Consolidated Financial Statements for additional information. North American believes that both claims are without merit and intends to defend itself vigorously in both lawsuits, although at this time the Company cannot give assurance that this litigation will not have a material adverse effect on its financial condition, results of operations or liquidity.
In addition, the Company is party to routine litigation and administrative proceedings incidental to its business, none of which the Company believes is likely to have a material adverse effect on its financial condition, results of operations or liquidity.
13. Recently Issued Accounting Standards
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
14. Subsequent Events and Reclassification of Debt (as restated)
On August 5, 2005, the Company’s Compensation Committee approved a profit-sharing plan for employees at North American. The Company will begin accruing for the estimated liability in the third quarter of 2005.
North American is a defendant in a legal action brought by a former pilot for various causes of action, including wrongful termination. This case went to trial in November 2005 in California. In December 2005, the jury returned a verdict in favor of the plaintiff awarding him approximately $5.6 million in actual compensatory damages and $7.0 million in punitive damages. The jury’s verdict and its calculation of damages are subject to review by the trial court which could result in the verdict being confirmed, set aside or reduced before any judgment is appealed. In the event its post-trial motions are unsuccessful, North American intends to appeal the judgment. North American had previously accrued $200,000 on this matter and using its best estimates and advice of counsel, has provided for an additional liability in the amount of $12.5 million in the third quarter of 2005. The action is subject to post-trial motions seeking to overturn or reduce the award and North American intends to appeal the judgement if the results of the post-trial motions are unsatisfactory or if an acceptable settlement cannot be reached with the plaintiff. North American cannot determine the impact, if any, this matter will have on its financial condition, results of operations or liquidity but the result could have a material negative impact.
As of June 30, 2005 the Company is in violation of a covenant of the ATSB loan and has been unable to obtain a waiver of the violation. As a result, the Company has reclassified long-term debt obligations from non-current to current liabilities in the Condensed Consolidated Balance Sheets at June 30, 2005.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (as restated)
Part I, Item 2 of this report should be read in conjunction with Part II, Item 7 of the 2004 Form 10-K. The information contained herein is not a comprehensive management overview and analysis of the financial condition and results of operations of the Company, but rather updates disclosures made in the aforementioned filing.
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
World Air Holdings is filing this Amendment to amend and restate the Company’s condensed consolidated financial statements and other financial information contained in this report, including Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, to reflect adjustments for accounting errors and reclassifications primarily at the Company’s subsidiary North American. Prior to becoming a subsidiary of the Company, North American was a privately-held company and was not required to maintain disclosure controls and procedures or internal controls over financial reporting in accordance with the rules and regulations of the SEC. After completing the acquisition of North American on April 27, 2005, the Company’s management team began a review of the processes, controls and systems of North American in order to assess their adequacy and, as appropriate, began implementing improvements. The Company’s management continued to review the controls subsequent to the filing of the Original Filing and discovered numerous errors.
The adjustments at North American include entries to record operating expenses in the correct accounting period including adjustments to flight, maintenance, aircraft costs and sales, general and administrative costs and a reclassification of the fuel reconciliation adjustments from revenue to fuel expense to conform the Company’s subsidiaries to the same accounting practice. Management noted that costs at North American, including ground handling, catering, maintenance, workers compensation and aircraft insurance were not being recognized in the appropriate period due to errors in estimating expense and ineffective cutoff procedures. In addition, the Company was in violation of several covenants of the ATSB loan which had not been waived, and, therefore, the entire balance of the loan was classified as a current liability.
Adjustments to correct errors in the application of generally accepted accounting principles at World Airways include entries regarding the timing of expensing recoverable spare parts, flight crew special pay requests, asset disposals and certain other operating expenses including hotels, ground handling and outside consultant fees, the timing of recognizing a vendor rebate and the incorrect use of the original cost as a basis for recognizing depreciation expense of certain aircraft parts that were impaired. The out of period impact of these World Airways adjustments was not material to the interim periods of 2005 or to the prior annual period. As a result of all of these adjustments, including the tax effect, World Air Holdings net earnings for the three and six month periods ended June 30, 2005 increased $1.3 million.

OVERVIEW
General
For the second quarter of 2005, the Company’s operating income was $10.8 million compared to $4.4 million for the same period in 2004, an improvement of $6.4 million. Net earnings for the 2005 second quarter were $5.5 million compared to $2.6 million for the second quarter of 2004, an increase of $2.9 million. North American’s financial results have been included from April 28, 2005, the day following the acquisition, to June 30, 2005.
The following table provides statistical data, used by management in evaluating the operating performance of World Airways, for the quarters ended June 30, 2005 and 2004.

	Quarter Ended June 30,
	2005		2004
Block hours:
Full service passenger	6,415	46%	6,163	56%
ACMI * passenger	1,606	12%	1,184	11%
Full service cargo	19	0%	386	3%
ACMI * cargo	5,748	41%	3,072	28%
Miscellaneous	181	1%	207	2%

Total	13,969	100%	11,012	100%

Operating aircraft at quarter-end	17	16
Average available aircraft per day	16.6	16.0
Average daily utilization	9.3	7.6
(block hours flown per day per aircraft)

*	ACMI contracts are those where World Airways provides the aircraft, crew, maintenance and insurance.
The following table provides statistical data, used by management in evaluating the operating performance of North American, for the period from April 28, 2005 to June 30, 2005.

	Period Ended June 30,
	2005
Block hours:
Full service passenger	1,903	48%
ACMI * passenger	637	16%
Scheduled passenger	1,354	35%
Miscellaneous	34	1%

Total	3,928	100%

Operating aircraft at quarter-end	8
Average available aircraft per day	8.0
Average daily utilization	7.7
(block hours flown per day per aircraft)

For the first six months of 2005, the Company’s operating income was $28.0 million compared to $18.0 million for the same period of 2004, an improvement of $10.0 million. Net earnings for the first six months of 2005 were $15.4 million compared to $10.4 million in 2004, an increase of $5.0 million.
The following table provides statistical data, used by management, in evaluating the operating performance of World Airways, for the six months ended June 30, 2005 and 2004. The statistical data for North American would be the same as the quarterly information shown above.

	Six Months Ended June 30,
	2005		2004
Block hours:
Full service passenger	14,493	54%	13,728	61%
ACMI * passenger	2,674	10%	2,370	11%
Full service cargo	19	0%	668	3%
ACMI * cargo	9,520	35%	5,085	23%
Miscellaneous	378	1%	490	2%

Total	27,084	100%	22,341	100%

Operating aircraft at June 30	17	16
Average available aircraft per day	16.2	16.0
Average daily utilization	9.3	7.7
(block hours flown per day per aircraft)

For 2005, the Company expects to:
•	continue working to diversify the commercial revenue mix by adding profitable customers, while continuing to provide excellent service to all of the Company’s customers;

•	continue to actively manage the Company’s major cost categories;

•	work on concluding an agreement with World Airways’ cockpit crewmembers and dispatchers as well as a new collective bargaining agreement with North American’s cockpit crewmembers;

•	manage fleet plans to meet customer needs; and

•	begin implementing organizational changes including the restructuring of the North American finance organization, synergy enhancements and financial reporting standardization related to the acquisition of North American Airlines.
Significant Customer Relationships
The Company is highly dependent on revenues from the U.S. Air Force (“USAF”). The loss of the USAF as a customer would have a material adverse effect on the Company. World Airways’ and North American’s largest customers, and the percent of revenues from those customers, for the quarter and six months ended June 30, 2005 and 2004, are as follows:
World Airways

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
USAF	74.5%	76.3%	79.7%	79.9%
Eva Airways	7.6%	—%	5.3%	—%
Sonair Serviceo Aereo	5.2%	6.1%	4.6%	5.7%
United Parcel Service (formerly Menlo Worldwide)	3.5%	5.2%	3.3%	4.3%
Air Canada	2.4%	—%	1.1%	—%
China Airlines	1.3%	2.1%	2.1%	1.0%
North American

Quarter Ended June 30,
2005
USAF	53.5%
Scheduled service	21.1%
GWV Vacations	5.0%
Air Jamaica	4.0%
EirJet	2.9%

RESULTS OF OPERATIONS
Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004
The consolidated financial statements for World Air Holdings include North American’s results from April 28, 2005. The comparative financial information shown below is from World Air Holdings consolidated financial statements for the three months ending June 30, 2005. However, the variance explanations will reference World Airways only, since North American was acquired on April 27, 2005 and there is no basis for comparison to the prior year.
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
Revenues. Consolidated revenues increased $56.8 million, or 49.4%, to $171.9 million in the second quarter of 2005 from $115.1 million in the second quarter of 2004. Military revenues for World Airways were $104.3 million for the second quarter of 2005, compared to $87.8 million for the same quarter in the previous year. World Airways reported significant growth in military passenger flying for the USAF as well as commercial cargo ACMI flying, offset by reductions in military cargo revenues for the USAF and commercial passenger full-service flying. Two key variables that impact the amount of revenues are listed below:
World Airways

	Quarter Ended June 30,
	2005	2004	Change	% Change
Total block hours	13,969	11,012	2,957	26.9%
Revenue per block hour	$10,041	$10,448	$(407)	-3.9%
North American

Quarter Ended June 30,
2005
Total block hours	3,928
Revenue per block hour	$8,051
Operating Expenses. Total consolidated operating expenses increased $50.4 million, or 45.6%, to $161.1 million for the second quarter of 2005, compared to $110.7 million for the comparable quarter in 2004. Below is information on the Company’s operating expense per block hour:
World Airways

	Quarter Ended June 30,
	2005	2004	Change	% Change
Operating expense per block hour	$9,154	$10,050	$(896)	-8.9%
North American

Quarter Ended June 30,
2005
Operating expense per block hour	$8,536
Flight expenses include all costs related directly to the operation of the aircraft other than maintenance, aircraft rent, insurance and fuel. Also included are expenses related to flight dispatch and flight operations administration. Flight expenses increased $10.9 million, or 28.8%, to $48.6 million in the second quarter of 2005 compared to $37.7 million in the same period of 2004. World Airways’ flight expenses were up primarily due to crew and flight attendant wages driven by increased block hours as well as higher profit sharing expense. In addition, crew lodging, communication and catering costs were higher due to the block hour increase, as well as a required crew rest location change for certain USAF flights in the second quarter of 2005.
Maintenance expenses increased $5.7 million, or 28.5%, to $25.7 million in the second quarter of 2005 compared to $20.0 million in the same period of 2004. In the second quarter of 2005, World Airways incurred higher maintenance reserve expenses related to the increase in total block hours, as well as the use of certain aircraft with higher power-by-the-hour rates. This was offset by lower engine and thrust reverser overhaul expense year over year.
Aircraft costs, which include aircraft rent and insurance, increased $9.9 million, or 56.5%, to $27.3 million in the second quarter of 2005 compared to $17.4 million in the second quarter of 2004. World Airways’ aircraft rent and hull/war risk insurance were higher due to the three additional MD-11 aircraft added to the fleet in late 2004 and 2005.
Fuel expenses were higher by $14.9 million, or 91.5%, to $31.3 million in the second quarter of 2005 from $16.4 million in the second quarter of 2004. For World Airways, a majority of this increase is due to more full service military flying for the USAF. Fluctuations in the price of fuel did not have a significant impact on operating income in the second quarter of 2005 because World Airways’ contracts with its customers provided for a pass-through of fuel costs of 97% of fuel purchased and thereby limited World Airways’ exposure to increases in fuel prices. North American is subject to changes in fuel prices for its scheduled service operations, which accounted for 21% of North American’s revenues since its acquisition in the second quarter of 2005.
Commissions increased $2.9 million, or 59.4%, to $7.7 million in the second quarter of 2005, compared to $4.8 million in the second quarter of 2004. This increase was primarily due to the higher military revenue associated with the USAF contract in the second quarter of 2005 compared to the same period in 2004.
Sales, general and administrative expenses (“SG&A”) increased $4.3 million, or 33.3%, to $17.2 million in the second quarter of 2005 compared to $12.9 million in the same quarter of 2004. The second quarter of 2005 included $0.8 million of expenses associated with the acquisition of North American, $0.6 million higher profit sharing accrual and an increase in expenses for Sarbanes-Oxley compliance work of $0.4 million. The same quarter last year contained a provision for bad debt expense of $2.5 million associated with air services provided to TM Travel Services, Inc. and severance/bonus expenses of $0.9 million. These one-time expenses in 2004 were partially offset by the reversal of $0.5 million of the accrual related to the lease of the Company’s former headquarters in Herndon, Virginia.
Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004
The consolidated financial statements for World Air Holdings include North American’s results from April 28, 2005. The comparative financial information shown below is from World Air Holdings consolidated financial statements for the six months ending June 30, 2005. However, the variance explanations will reference World Airways only, since North American was acquired on April 27, 2005 and there is no basis for comparison to the prior year.
Revenues. Consolidated revenues increased $86.8 million, or 35.5%, to $331.4 million in 2005 from $244.6 million in 2004. Military revenues for World Airways were $238.8 million in 2005, compared to $194.5 million in the previous year. World Airways reported significant growth in military passenger flying for the USAF as well as commercial cargo ACMI flying, offset by reductions in military cargo revenues for the USAF and commercial passenger full-service flying. Two key variables that impact the amount of revenues are listed below:
World Airways

	Six Months Ended June 30,
	2005	2004	Change	% Change
Total block hours	27,084	22,341	4,743	21.2%
Revenue per block hour	$11,070	$10,950	$120	1.1%
Operating Expenses. Total consolidated operating expenses increased $76.8 million, or 33.9%, to $303.4 million in 2005, compared to $226.6 million for the comparable period in 2004. Below is information on the Company’s operating expense per block hour for World Airways:
World Airways

	Six Months Ended June 30,
	2005	2004	Change	% Change
Operating expense per block hour	$9,997	$10,144	$(147)	-1.4%

Flight expenses include all costs related directly to the operation of the aircraft other than maintenance, aircraft rent, insurance and fuel. Also included are expenses related to flight dispatch and flight operations administration. Flight expenses increased $15.2 million, or 19.4%, to $93.7 million in the first six months of 2005 compared to $78.5 million in the same period of 2004. World Airways’ flight expenses were up primarily due to crew and flight attendant wages and travel costs, driven by increased block hours as well as a required crew rest location change for certain USAF flights in 2005. In addition, crew and flight attendant training costs as well as profit sharing expense were higher year over year. Flight communication and catering costs were also higher due to the year-over-year block hour increase.
Maintenance expenses increased $12.8 million, or 33.8%, to $50.7 million in the first six months of 2005 compared to $37.9 million in the same period of 2004. In the first half of 2005, World Airways incurred higher maintenance reserve expenses related to the increase in total block hours, as well as the use of certain aircraft with higher power-by-the-hour rates. World Airways also incurred higher engine and thrust reverser overhaul expense in 2005 compared to 2004.
Aircraft costs, which include aircraft rent and insurance, increased $11.1 million, or 29.9%, to $48.2 million in the first six months of 2005 compared to $37.1 million in the same period of 2004. World Airways’ aircraft rent and hull/war risk insurance were higher due to the three additional MD-11 aircraft added to the fleet in late 2004 and 2005, as well as leasing additional short-term spare engines in the first half of 2005.
Fuel expenses were higher by $27.2 million, or 78.8%, to $61.8 million in the first half of 2005 from $34.6 million in the same period of 2004. For World Airways, a majority of this increase is due to more full service military flying for the USAF. Fluctuations in the price of fuel did not have a significant impact on operating income in 2005 because World Airways’ contracts with its customers provided for a pass-through of fuel costs of 97% of fuel purchased and thereby limited World Airways’ exposure to increases in fuel prices. North American is subject to changes in fuel prices for its scheduled service operations, which accounted for 21% of North American’s revenues since its acquisition in the second quarter of 2005.
Commissions increased $5.4 million, or 48.8%, to $16.5 million in 2005, compared to $11.1 million in 2004. This increase was primarily due to the higher military revenue associated with the USAF contract in the first six months of 2005 compared to the same period in 2004.
Sales, general and administrative expenses (“SG&A”) increased $4.0 million, or 17.3%, to $27.3 million in 2005 compared to $23.3 million in the same period of 2004. The first six months of 2005 included a $0.8 million increase in profit sharing expense, $0.8 million of expenses associated with the acquisition of North American, an adjustment of $0.7 million to fully accrue for the remaining payments under an operating lease for office space at the Company’s former headquarters in Herndon, Virginia and $0.4 million higher Sarbanes-Oxley expenses. In the first six months of 2004, the Company recorded bad debt expense of $2.5 million associated with air services provided to TM Travel Services, Inc. and $0.9 million in severance/bonus expenses. These one-time expenses in 2004 were partially offset by the reversal of $0.5 million of the accrual related to the lease of the Company’s former headquarters in Herndon, Virginia.
LIQUIDITY AND CAPITAL RESOURCES
At June 30, 2005, the Company had $46.5 million of cash and cash equivalents compared to $50.0 million at December 31, 2004. The acquisition of North American in April 2005 was a cash cost of $36.2 million to World Air Holdings, less the $8.6 million of cash and cash equivalents at North American at April 27, 2005. This cash cost is exclusive of the $2.6 million subsequent reduction in the purchase price based on terms of the purchase contract. Restricted cash, current and non-current, was $7.5 million at June 30, 2005, which consisted of $4.5 million for collateralized letters of credit and $2.0 million of prepayments from customers for flights that are scheduled to be flown within 30 days of the balance sheet date (unearned revenue) and approximately $1.0 held by the courts in the Dominican Republic. Restricted cash was $4.9 million at December 31, 2004, which consisted of $4.8 million for letters of credit and $0.1 million related to unearned revenue. The restricted cash balance at December 31, 2004 included a $1.0 million letter of credit which was issued on behalf of TM Travel and provided to an insurance company to support surety bonds issued to the Department of Transportation (“DOT”) and the State of Hawaii. No monies were drawn from the two surety bonds, and they expired in July 2004. The letters of credit were cancelled in the first quarter of 2005, and the cash collateral was returned to unrestricted cash.
At June 30, 2005, the Company’s current assets were $133.1 million and its current liabilities were $141.6 million. The ratio of the Company’s current assets to its current liabilities (“current ratio”) was approximately 0.9:1.

In the first quarter of 2005, The Boeing Company exercised warrants to purchase 1,000,000 shares of Common Stock at $2.50 per share. In addition, the Air Transportation Stabilization Board (“ATSB”) exercised warrants to purchase 111,111 shares, and pursuant to the net exercise provisions of the warrants, received 76,345 shares of the Company’s Common Stock.
On February 22, 2005, World Air Holdings issued a notice of redemption of its 8.0% Convertible Senior Subordinated Debentures due in 2009 (the “Debentures”), giving the holders until March 22, 2005 to exercise their conversion rights at a conversion price of $3.20 per share. The holders converted all of the Debentures outstanding by March 22, 2005. Future annual interest expense will be reduced by approximately $2.0 million due to the conversion of all of the Debentures.
In April 2005, World Air Holdings purchased North American for approximately $34.7 million in an all-cash transaction plus direct acquisition costs of $1.4 million. Although this was a significant use of cash, the Company believes that both entities will be able to provide sufficient cash from operations in order to meet normal funding requirements.
The Company has significant long-term obligations relating to operating leases for aircraft and spare engines. In 2002 and 2001, the Company paid amounts less than its original contractual aircraft rent obligations under agreements with its lessors that amended the terms of the original aircraft lease agreements to provide for the repayment of the unpaid contractual rent obligations. At March 31, 2005, the accrual for these unpaid contractual aircraft rent obligations was $1.7 million and was included as accrued rent in the current liabilities section of the Condensed Consolidated Balance Sheets. The Company paid this $1.7 million obligation in April 2005. In the first quarter of 2004, the Company reached an agreement with one of its MD-11 lessors to restructure certain leases. In exchange for reduced fixed monthly lease rates, the Company agreed to an annual restructuring fee based on net income. Payments commenced in 2005 based on 2004 results, and continue through the lease terminations in 2011, which will be paid in 2012. Over the term of the agreement, the total obligation of the Company is limited to no more than $24.2 million on a cumulative basis. In individual years, the cash disbursement is capped at $1.6 million in 2005, $3.6 million per year for 2006 through and including 2011, and $1.0 million in 2012. Although cash disbursements are capped each year, due to the cumulative nature of the agreement, expense recognized in a given year may differ from the related cash obligation to be disbursed in the following year. During the second quarter of 2005, the Company and the lessor agreed to a definitive methodology used to calculate the restructuring fee. As a result, the Company recognized a credit of $0.7 million in the second quarter related to the expense recorded during 2004. Also in April 2005, the Company paid $1.6 million of this liability based on 2004 results.
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
In order to complete the acquisition of North American, the Company was required to seek a waiver of certain restrictions of the ATSB Loan. In exchange for the waiver, the Company agreed to certain modifications including changing the minimum cash covenant to $15.0 million and the principal repayment schedule. The new schedule requires payments of $6.0 million in December 2005, $5.0 million each in June and December 2006 and June and December 2007, and a final payment of $4.0 million in June 2008. The Company is currently in violation of certain covenants and has been unable to obtain waivers of these violations. As a result, the Company has reclassified long-term debt obligations from non-current to current liabilities in the Condensed Consolidated Balance Sheets at June 30, 2005.
Although there can be no assurances, World Air Holdings believes that the combination of its existing contracts and additional business that it expects to obtain, along with its existing cash and financing arrangements, will be sufficient to allow the Company to meet its cash requirements related to operating and capital requirements through 2005.
Cash Flows from Operating Activities
Operating activities provided $23.4 million in cash during the six months ended June 30, 2005 compared to using $2.9 million for the comparable 2004 period. The cash provided in the 2005 period principally reflects the $15.4 million net earnings, net non-cash statement of operations charges of $5.7 million and a $7.4 million increase in cash due to trade accounts receivable decreasing, offset by a $5.1 million decrease in cash due to changes in operating assets and liabilities excluding trade accounts receivable. The cash used in the 2004 period principally reflects the $10.4 million net earnings and net non-cash statement of operations charges of $4.7 million, which were more than offset by a $3.0 million decrease in cash due to changes in operating assets and liabilities excluding trade accounts receivable and a $15.0 million decrease in cash due to trade accounts receivable increasing.
Cash Flows from Investing Activities
Investing activities used $29.3 million in the first six months of 2005 compared to using $0.8 million in the comparable period of 2004. In 2005, a net of $25.0 million in cash was used by the Company to acquire North American. Additionally, in both 2005 and 2004, cash was used for the purchase of rotable spare parts and other fixed assets.
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
There have been no material changes in market risks from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in the Company’s Form 10-K, except as follows:
Aircraft fuel: North American’s results of operations are affected by changes in the price and availability of aircraft fuel. Market risk is estimated as a hypothetical 10% increase in the June 30, 2005 cost per gallon of fuel. Based on our projected twelve month fuel consumption, such an increase would result in an increase aircraft fuel expense of approximately $0.9 million annually.
ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
The Company is required to maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this Quarterly Report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of management, including the Chief Executive Officer and former Chief Financial Officer, as of the end of the period covered by this Quarterly Report. In designing and evaluating our controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Prior to becoming a consolidated subsidiary of the Company, North American was a privately held company and was not required to maintain disclosure controls and procedures or internal controls over financial reporting in accordance with the rules and regulations of the SEC. After the closing of the acquisition of North American on April 27, 2005, the Company’s management team began a review of processes, controls and systems in order to assess their adequacy and, as appropriate, began implementing improvements. After the commencement of a process to which we committed the efforts of internal and external expertise, our CEO and former CFO concluded as noted in the Original Filing that there existed material weaknesses in the disclosure controls and procedures and the internal control over financial reporting at North American, a conclusion with which the Audit Committee concurs. The material weaknesses identified at the end of the second quarter at North American included the following: lack of controls over the recording of expenses in the correct accounting period, insufficient documented procedures and policies related to the financial reporting process; inadequate staffing and experienced personnel necessary to identify and properly address technical accounting and reporting issues related to accounting matters; an ambiguous management reporting structure, which created reporting deficiencies and a lack of accountability; lack of segregation of duties; lack of controls over filing of certain required tax returns; and deficiencies in its management review of accounting data and control and reconciliation processes.

Since North American had not previously been required to comply with the disclosure control and internal control over financial reporting requirements applicable under the rules and regulations of the SEC, the Company anticipated that improvements in all of the areas discussed above would require time to refine and fully implement at North American. The Company has used a risk-based approach to the implementation of disclosure controls and procedures and internal control over financial reporting at North American, by allocating its implementation resources immediately to the controls and procedures over the most critical processes. The Company has made progress in improving the internal controls at North American during the third quarter of 2005 and subsequently the accounting and finance organization has been enhanced and restructured so that visibility and accountability are improved. The Company has hired an experienced controller at North American to oversee the accounting function and to address technical accounting and reporting issues. In addition, an accounts payable supervisor was hired to ensure the timely processing of invoices and improve month-end cut off procedures. While the Company evaluates its long term staffing requirements, it will continue to use third-party consultants to supplement its existing North American accounting staff. These consultants reconciled account balances and assisted in the month-end close process during the third quarter of 2005 under the guidance of the North American controller. Management has utilized consultants in this capacity during the fourth quarter of 2005 and expects to continue to utilize them until such time as the North American finance organization is fully staffed. The Company also hired a temporary chief financial officer at North American to oversee and assist in the review of controls and procedures.
Even though progress has been made in improving internal controls, the Company has continued to review North American’s internal controls and procedures and engaged an independent consultant to make additional recommendations to the Company as to possible additional improvements or changes to remediate the deficiencies not corrected by the end of the third quarter of 2005. The Company has responded to identified control deficiencies at North American and is working with the independent consultant to implement and document appropriate control processes and procedures. Until these are fully in place, the Company’s results of operations and financial position may continue to be impacted by North American’s prior business practices, processes, systems and controls. During the third quarter of 2005, cutoff procedures that ensure expenses are recorded in the correct accounting period were still not functioning as designed. Additionally, key accounting positions, including an accounting manager, were not filled until the fourth quarter of 2005. Procedures and policies related to financial reporting at North American remained inadequately documented at the end of the third quarter of 2005 and certain required non-income tax returns had not been filed. Subsequent to the end of the third quarter, additional procedures and policies have been implemented and documented, to ensure appropriate controls are in place to minimize the exposure of unfiled tax returns.
At World Air Holdings and World Airways, the Company has identified a number of significant deficiencies in its internal control over financial reporting at June 30, 2005, and a number of these significant deficiencies individually or in the aggregate may constitute a “material weakness” (as defined under standards established by the Public Company Accounting Oversight Board as a deficiency that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected) in its internal control over financial reporting. These significant deficiencies and possible material weaknesses have been identified in controls over the close process, monitoring of financial reporting controls of subsidiaries, tax provision preparation, certain liability accruals, end user computing, monitoring of debt covenants and fixed asset accounting. Management has been addressing these issues and is committed to remediating any identified deficiencies. Although the Company’s remediation efforts are well under way at the date of this filing, the Company’s significant deficiencies and possible material weaknesses may not be considered remediated until new controls are operational for a period of time and are tested for effectiveness.
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company has carried out an evaluation under the supervision and with the participation of its management, including its CEO and interim CFO, of the effectiveness, as of June 30, 2005 of the design and operation of its “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Exchange Act for all three subsidiaries and for the Company itself. Based upon the foregoing, the Company's CEO and interim CFO concluded that with respect to the Company on a consolidated basis, the Company’s disclosure controls and procedures are not effective in timely alerting them to material information required to be included in its periodic filings with the SEC.
In response to the matters identified, the Company initiated steps to strengthen its internal controls over financial reporting beginning with an increased resolve to set an appropriate “tone at the top” so that the Company’s Board of Directors, Audit Committee, members of the Company’s management and the organization as a whole clearly understand the need for and commit to a culture of compliance and financial integrity at all levels of the Company. Management has implemented solutions as outlined above. The Company’s Audit Committee continues to perform oversight of the Company’s implementation of enhancements and improvements to its internal controls, and the Company’s management continues to report to the Audit Committee on a regular basis regarding these matters. The Company intends to continue to improve its internal controls on an ongoing basis. As part of its efforts to strengthen further its resources, the Company has begun a process of searching for a Chief Financial Officer and expects to fill that position shortly, at which time the interim Chief Financial Officer will resume her prior title and duties.
(b) Changes in internal controls
There were no changes in the Company's internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), identified in connection with the evaluation of our controls performed for the quarter ended June 30, 2005. All remediation of the Company’s internal controls over financial reporting deficiencies occurred subsequent to June 30, 2005.

PART II
ITEM 1. LEGAL PROCEEDINGS
The information required by this Item is incorporated by reference to Notes 12 and 14 to the Condensed Consolidated Financial Statements included elsewhere herein.
ITEM 6. EXHIBITS

No.	Description
10.13*+	Employment Agreement, dated as of May 5, 2005, by and between World Air Holdings, Inc. and Mark M. McMillin.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Interim Chief Financial Officer pursuant to Rule 13a-14(a) to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Interim Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference pursuant to Rule 12b-32 of the Exchange Act, filed on Form 8-K on May 25, 2006.

+	Management contract or compensatory plan or arrangement.
*     *     *     *     *     *     *     *     *     *     *     *     *     *     *

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 21, 2006

WORLD AIR HOLDINGS, INC.

By:	/s/ Virginia G. Clark
Virginia G. Clark
Interim Chief Financial Officer