Form 10-Q
period 2005-09-30
WORLD AIR HOLDINGS, INC.
filed 2006-02-21
CIK 949240

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2005
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
Yes ☐ No ☑
     The number of shares of the registrant’s Common Stock outstanding on February 16, 2006 was approximately 23,930,000.

WORLD AIR HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

ITEM 1. FINANCIAL STATEMENTS
WORLD AIR HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
(in thousands)
(unaudited)

	September 30,	December 31,
	2005	2004
CURRENT ASSETS
Cash and cash equivalents	$38,378	$16,306

Restricted cash	5,577	4,926

Short-term investments	30,000	33,650

Accounts receivable, less allowance for doubtful accounts of $455 at September 30, 2005 and $209 at December 31, 2004	49,495	52,382

Prepaid expenses and other current assets	14,034	8,335

Deferred tax assets	9,417	6,685

Total current assets	146,901	122,284

EQUIPMENT AND PROPERTY
Flight and other equipment	81,813	84,514
Less: accumulated depreciation and amortization	47,047	51,321

Net equipment and property	34,766	33,193

GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill	21,883	—
Other intangible assets, net of accumulated amortization of $466 at September 30, 2005	7,629	—

Net goodwill and other intangible assets	29,512	—

LONG-TERM DEPOSITS	23,348	18,237

OTHER ASSETS AND DEFERRED CHARGES, NET OF ACCUMULATED AMORTIZATION OF $3,432 AT SEPTEMBER 30, 2005 AND $2,019 AT DECEMBER 31, 2004	4,474	5,603

TOTAL ASSETS	$239,001	$179,317

(Continued)

WORLD AIR HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(continued)
LIABILITIES AND STOCKHOLDERS’ EQUITY
(in thousands except share amounts)
(unaudited)

	September 30,	December 31,
	2005	2004
CURRENT LIABILITIES
Current maturities of long-term debt	$30,000	$6,000
Accounts payable	33,022	35,482
Current portion of accrued rent	4,875	5,489
Current portion of deferred rent	111	3,242
Unearned revenue	15,220	6,293
Accrued maintenance	9,233	4,179
Accrued salaries, wages and profit sharing	21,866	20,463
Accrued taxes	8,144	8,482
Other accrued liabilities	22,415	1,861

Total current liabilities	144,886	91,491

Long-term debt, net of current maturities	—	43,879
Deferred gain from sale-leaseback transactions, net of accumulated amortization of $4,755 at September 30, 2005 and $4,269 at December 31, 2004	1,158	1,645
Accrued post-retirement benefits	5,081	4,081
Accrued and deferred rent, net of current portion	7,705	5,615
Deferred income taxes	4,970	2,208

TOTAL LIABILITIES	163,800	148,919

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value (5,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock, $.001 par value (100,000,000 shares authorized; 24,874,495 shares issued and 23,793,252 shares outstanding at September 30, 2005; 17,430,023 shares issued and 16,348,780 shares outstanding at December 31, 2004)	25	18
Additional paid-in capital	66,905	42,712
Retained earnings	21,399	525
Deferred stock-based compensation	(271)	—
Treasury stock, at cost (1,081,243 shares at September 30, 2005 and December 31, 2004)	(12,857)	(12,857)

Total stockholders’ equity	75,201	30,398

COMMITMENTS AND CONTINGENCIES	—	—

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$239,001	$179,317

See accompanying Notes to Condensed Consolidated Financial Statements

WORLD AIR HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2005 and 2004
(in thousands except per share data)
(unaudited)

	2005	2004
REVENUES
Flight operations	$216,703	$128,573
Other	477	602

Total revenues	217,180	129,175

OPERATING EXPENSES
Flight	62,532	40,600
Maintenance	27,018	19,295
Aircraft costs	31,368	19,498
Fuel	42,063	17,603
Flight operations subcontracted to other carriers	339	—
Commissions	8,165	5,667
Depreciation and amortization	1,872	1,258
Sales, general and administrative	21,088	11,490
Legal expense — California matter	12,500	—

Total operating expenses	206,945	115,411

OPERATING INCOME	10,235	13,764

OTHER INCOME (EXPENSE)
Interest expense	(1,217)	(1,114)
Interest income	400	141
Other, net	(575)	(252)

Total other income (expense)	(1,392)	(1,225)

EARNINGS BEFORE INCOME TAX EXPENSE	8,843	12,539

INCOME TAX EXPENSE	3,373	5,485

NET EARNINGS	$5,470	$7,054

BASIC EARNINGS PER SHARE
Net earnings	$0.23	$0.54

Weighted average shares outstanding	23,789	12,956

DILUTED EARNINGS PER SHARE
Net earnings	$0.20	$0.31

Weighted average shares outstanding	27,072	23,674
See accompanying Notes to Condensed Consolidated Financial Statements

WORLD AIR HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Nine Months Ended September 30, 2005 and 2004
(in thousands except per share data)
(unaudited)

	2005	2004
REVENUES
Flight operations	$546,814	$372,299
Other	1,797	1,520

Total revenues	548,611	373,819

OPERATING EXPENSES
Flight	156,283	119,107
Maintenance	77,713	57,183
Aircraft costs	79,567	56,595
Fuel	103,872	52,168
Flight operations subcontracted to other carriers	2,064	1,599
Commissions	24,726	16,798
Depreciation and amortization	5,292	3,819
Sales, general and administrative	48,392	34,759
Legal expense — California matter	12,500	—

Total operating expenses	510,409	342,028

OPERATING INCOME	38,202	31,791

OTHER INCOME (EXPENSE)
Interest expense	(3,344)	(3,903)
Interest income	910	388
Other, net	(1,801)	(1,232)

Total other income (expense)	(4,235)	(4,747)

EARNINGS BEFORE INCOME TAX EXPENSE	33,967	27,044

INCOME TAX EXPENSE	13,093	9,546

NET EARNINGS	$20,874	$17,498

BASIC EARNINGS PER SHARE
Net earnings	$0.94	$1.46

Weighted average shares outstanding	22,155	12,013

DILUTED EARNINGS PER SHARE
Net earnings	$0.79	$0.77

Weighted average shares outstanding	26,734	23,802
See accompanying Notes to Condensed Consolidated Financial Statements

WORLD AIR HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2005
(in thousands except share amounts)
(unaudited)

		Additional		Deferred	Treasury	Total
	Common	Paid-In	Retained	Stock-based	Stock,	Stockholders’
	Stock	Capital	Earnings	Compensation	at Cost	Equity
Balances at December 31, 2004	$18	$42,712	$525	$—	$(12,857)	$30,398
Amortization of warrants	—	109	—		—	109
Exercise of 707,825 stock options	—	1,649	—		—	1,649
Exercise of warrants for 1,076,345 shares	1	2,499	—		—	2,500
Issuance of 5,660,302 shares upon conversion of debt	6	18,119	—		—	18,125
Tax benefit of stock option exercises	—	1,338	—		—	1,338
Stock-based compensation-accelerated vesting	—	176	—		—	176
Award of deferred stock-based compensation		303		(303)		—
Amortization of deferred stock-based compensation		—		32		32
Net earnings and comprehensive earnings	—	—	20,874	—	—	20,874

Balances at September 30, 2005	$25	$66,905	$21,399	$(271)	$(12,857)	$75,201

See accompanying Notes to Condensed Consolidated Financial Statements

WORLD AIR HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2005 and 2004
(in thousands)
(unaudited)

	2005	2004
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$16,306	$16,535

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	20,874	17,498
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	5,292	3,819
Deferred gain recognition	(486)	(849)
Charges related to impairment of property and equipment	—	1,500
Loss on disposals of equipment and property	951	598
Tax benefit of stock option exercises	1,338	1,219
Amortization of warrants and debt issuance costs	1,413	1,521
Deferred income taxes	(2,494)	—
Provision for doubtful accounts	228	66
Legal expense	12,500	—
Other	778	(160)
Changes in operating assets and liabilities, exclusive of acquisitions:
Accounts receivable	15,510	(5,949)
Restricted cash	1,721	(87)
Deposits, prepaid expenses and other assets	(3,589)	1,286
Accounts payable, accrued expenses and other liabilities	(6,933)	273
Unearned revenue	(524)	640

Net cash provided by operating activities	46,579	21,375

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment and property	(5,669)	(1,205)
Net (purchases) and sales of short term investments	3,650	(17,025)
Proceeds from disposals of equipment and property	27	29
Acquisition of North American, less cash acquired	(24,951)	—

Net cash used in investing activities	(26,943)	(18,201)

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in restricted cash due to repayment of debt	—	18,000
Repayment of debt	—	(18,000)
Proceeds from exercise of stock options	1,649	1,497
Proceeds from exercise of warrants	2,500	2,500
Payment of debt issuance costs	—	(541)
Repayment of aircraft rent obligations	(1,713)	(7,196)

Net cash provided by (used in) financing activities	2,436	(3,740)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	22,072	(566)

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$38,378	$15,969

SUPPLEMENTAL INFORMATION:
Interest paid	$750	$1,945
Income taxes paid	$14,902	$3,085
Non-cash investing activities:
Adjustment to North American purchase price for excess distributions made to seller for tax payments, as provided in the Stock Purchase Agreement	$2,567	$—
Non-cash financing activities:
Conversion of the Company’s convertible senior subordinated debentures to common stock	$18,125	$—
See accompanying Notes to Condensed Consolidated Financial Statements

WORLD AIR HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.	Basis of Presentation

The unaudited Condensed Consolidated Financial Statements include the accounts of World Air Holdings, Inc. (“World Air Holdings” or the “Company”), and its wholly-owned subsidiaries, World Airways, Inc. (“World Airways”), North American Airlines, Inc. (“North American”), and World Risk Solutions, Ltd. (“World Risk Solutions”). World Airways Parts Company LLC is a wholly-owned subsidiary of World Airways. The Company acquired North American, a privately held airline based in Jamaica, New York, on April 27, 2005. All significant inter-company accounts and transactions have been eliminated.

Management believes that all adjustments necessary to present fairly the financial position of World Air Holdings, Inc. as of September 30, 2005 and the results of operations for the respective three and nine months ended September 30, 2005 have been included in the unaudited Condensed Consolidated Financial Statements for the interim periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and the results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005.

The Condensed Consolidated Balance Sheet for December 31, 2004 is derived from the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 10-K”). These interim period Condensed Consolidated Financial Statements and accompanying footnotes should be read in conjunction with the Consolidated Financial Statements contained in the 2004 Form 10-K.

Certain items in prior year financial statements included herein have been reclassified to conform to the 2005 financial statement presentation. The Company reclassified its investment in auction rate securities as short-term investments. These auction rate securities, for which interest rates reset in less than 90 days (7 days to 30 days) but the maturity date is greater than 90 days, were included in cash and cash equivalents before the reclassification. In the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2005 and 2004, changes in the amounts of “Short-term investments” are classified as cash flows from investing activities. The Company considers these Short-term investments as trading securities and accounts for any realized and unrealized gains and losses through the statement of operations.

2.	Long-Term Operating Deposits

Long-term operating deposits of $23.3 million at September 30, 2005 consisted of aircraft and engine (flight equipment) deposits of $22.3 million and building and miscellaneous deposits of $1.0 million. At December 31, 2004, long-term operating deposits of $18.2 million consisted of aircraft and engine deposits of $17.8 million and building and miscellaneous deposits of $0.4 million.

3.	Earnings per Share

Basic earnings per share are computed by dividing net earnings by the weighted average number of shares outstanding during the period. Diluted earnings per share include the effects of common equivalent shares outstanding during the period. The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share data):

	Three Months Ended September 30, 2005
	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Earnings available to common stockholders	$5,470	23,789	$0.23

Effect of Dilutive Securities
Warrants	—	1,807
Options	—	1,459
Restricted stock	—	17

Diluted EPS
Earnings available to common stockholders plus assumed conversions	$5,470	27,072	$0.20

	Three Months Ended September 30, 2004
	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Earnings available to common stockholders	$7,054	12,956	$0.54

Effect of Dilutive Securities
Warrants	—	1,608
Options	—	1,235
8% convertible debentures	323	7,875
Profit sharing	(29)	—
Amortization of debt issuance costs	50	—
Aircraft lease restructuring fees	(92)	—

Diluted EPS
Earnings available to common stockholders plus assumed conversions	$7,306	23,674	$0.31

	Nine Months Ended September 30, 2005
	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Earnings available to common stockholders	$20,874	22,155	$0.94

Effect of Dilutive Securities
Warrants	—	1,763
Options	—	1,472
Restricted stock	—	8
8% convertible debentures	162	1,336
Amortization of debt issuance costs	35	—
Aircraft lease restructuring fees	(13)	—

Diluted EPS
Earnings available to common stockholders plus assumed conversions	$21,058	26,734	$0.79

	Nine Months Ended September 30, 2004
	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Earnings available to common stockholders	$17,498	12,013	$1.46

Effect of Dilutive Securities
Warrants	—	1,719
Options	—	1,917
8% convertible debentures	1,040	8,153
Profit sharing	(69)	—
Amortization of debt issuance costs	143	—
Aircraft lease restructuring fees	(193)	—

Diluted EPS
Earnings available to common stockholders plus assumed conversions	$18,419	23,802	$0.77

As noted in the 2004 Form 10-K, the Company amended its fully diluted EPS calculation for the years ended December 31, 2004 and 2003, and for certain quarters within those years. The following table shows the effect of the revision on previously reported diluted EPS calculations for the quarter and nine months ended September 30, 2004.
Diluted EPS

	Quarter Ended	Nine Months Ended
	September 30, 2004	September 30, 2004
As previously reported	$0.31	$0.78
Revised	0.31	0.77

Variance	$—	$(0.01)

4.	Accounting for Stock-Based Compensation

At September 30, 2005, the Company had three stock-based compensation plans. The 1995 Stock Incentive Plan was amended in May 2004 to allow for various forms of equity awards including restricted stock. In the second quarter of 2005, the Company issued 50,000 shares of restricted stock which vest over four years. In February 2006, the employment of the employee who received the restricted stock grant terminated and the grant was cancelled effective on the date of termination. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost related to stock options is reflected in net earnings for the quarter and nine months ended September 30, 2005 as all options granted during those periods had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (the “FASB”) Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation (in thousands, except per share data):

	Quarter Ended,		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net earnings, as reported	$5,470	$7,054	$20,874	$17,498
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(103)	(183)	(434)	(619)

Pro forma net earnings	$5,367	$6,871	$20,440	$16,879

Earnings per share
Basic — as reported	$0.23	$0.54	$0.94	$1.46
Basic — pro forma	$0.23	$0.53	$0.92	$1.41
Diluted — as reported	$0.20	$0.31	$0.79	$0.77
Diluted — pro forma	$0.20	$0.30	$0.77	$0.75

The per share weighted-average fair value of stock options granted during the first nine months of 2004 was $2.37 (no stock options were granted during the third quarter of 2004 or 2005 or the first nine months of 2005) on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	3.5%	3.9%	3.5%	3.8%
Expected life (in years)	4.2	4.7	4.2	4.7
Risk-free volatility	48%	82%	48%	82%

5.	Lease Obligations

The Company is obligated under an operating lease for office space at its former headquarters in Herndon, Virginia, through April 2006. The Company had a liability balance of $1.1 million at December 31, 2004. During the first quarter of 2005, the Company reviewed market conditions and determined that an additional $0.6 million should be added to the liability. This resulted in a $1.7 million balance at March 31, 2005, which was the present value of the total remaining cash obligation under this lease. At the end of the second and third quarter, market conditions were the same, which resulted in a liability of $1.3 million and $0.9 million at June 30, 2005 and September 30, 2005, respectively. The liability is included within other accrued liabilities on the accompanying Condensed Consolidated Balance Sheets at September 30, 2005.

North American leases office space pursuant to the terms of a noncancellable operating lease that expired on September 30, 2005. North American continues to occupy this facility on a month-to-month basis while it is reviewing its long-term facilities requirements.

In September 2005, Delta Air Lines, Inc. filed for bankruptcy protection in the United States Bankruptcy Court and rejected and terminated its subleases with World Airways on three MD-11 aircraft. In October 2005, World Airways signed a forbearance agreement with the Indenture Trustee to prevent the repossession of the aircraft until November 30, 2005. Subsequently, the lease term was extended to February 28, 2006. The lease payments prior to the bankruptcy were based on block hours flown, while the maximum lease payment during the interim period is $0.3 million per aircraft. The Company continues to negotiate long-term lease agreements with the new owners of the aircraft.

In December 2005, the Company announced it had signed a letter of intent to lease three Boeing 747-400 (B747) Special Freighter aircraft and one Boeing 767-300ER (B767) passenger aircraft. Deliveries are planned for June 2008, November 2008, May 2009 and December 2006, respectively. The three B747 aircraft will be converted from passenger configuration to freighters prior to delivery and will be leased under seven-year terms. The final lease agreement is subject to approval by the lessor’s board of directors. The B767 will have an initial lease term of three years. Additionally, the Company has signed a two-year extension on a Boeing 757-200ER lease for North American that was scheduled to expire in May 2006. The Company plans to convert an MD-11 passenger aircraft to a freighter configuration during 2006 with a new seven year lease on the freighter to begin in October 2006.

Future minimum lease payments for the aircraft leases described above, are as follows (in thousands):

2006	$3,462
2007	15,842
2008	20,522
2009	35,761
2010	32,820
Thereafter	143,463

Total	$251,870

The aircraft leases requires the Company to pay certain maintenance reserves for airframes, engines, auxiliary power units, and landing gears based on flight hours. Certain return conditions also must be met prior to returning the aircraft to the lessor.

6.	Post-Retirement Health Care Benefits Plan

World Airways’ cockpit crewmembers and eligible dependents are covered by a post-retirement health care benefits plan. A summary of the net periodic post-retirement benefit costs for the three and nine months ended September 30 is as follows (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Service cost	$192	$95	$576	$285
Interest cost	111	61	334	183
Net amortized loss	70	3	211	9

Net periodic post-retirement benefit cost	$373	$159	$1,121	$477

The Company anticipates that it will contribute approximately $200,000 to fund its health care obligations in 2005. As of September 30, 2005, $150,000 of contributions have been made.

7.	Other Comprehensive Income (Loss)

The Company reports other comprehensive income in its Consolidated Statement of Changes in Stockholders’ Equity. For the three and nine month periods ending September 30, 2005 and 2004, there were no items of other comprehensive income or loss for the Company.

8.	Segment Reporting

The Company has two reportable segments: World Airways and North American. The Company operates and manages these companies as two distinct operating segments, and prepares separate financial statements for each segment that are reviewed by senior management at World Air Holdings, as well as the chief operating officer and other management at the operating company level. Financial information for the three and nine month periods ended September 30, 2005 by reporting segment is set forth below (in thousands). North American’s financial results for the nine months ended September 30, 2005 have been included from April 28, 2005, the date following the acquisition of North American, to September 30, 2005.

	Quarter Ended September 30, 2005
	World Airways	North American	World Air Holdings and World Risk Solutions	Total
Total revenues	$152,478	$64,644	$58	$217,180
Operating income (loss)	$19,593	$(10,013)	$655	$10,235
Net income (loss)	$11,433	$(6,332)	$369	$5,470
Total assets	$155,812	$79,862	$3,327	$239,001
Total block hours	15,578	7,012	—	22,590

	Nine Months Ended September 30, 2005
	World Airways	North American	World Air Holdings and World Risk Solutions	Total

Total revenues	$452,285	$96,268	$58	$548,611
Operating income (loss)	$48,644	$(11,918)	$1,476	$38,202
Net income (loss)	$27,548	$(7,675)	$1,001	$20,874
Total assets	$155,812	$79,862	$3,327	$239,001
Total block hours	42,660	10,940	—	53,600
The U.S. Air Force (“USAF”) is the largest customer for both World Airways and North American. For the three and nine month periods ended September 30, 2005 the USAF provided 70.7 percent and 76.6 percent of World Airways revenues, respectively. For the three and nine month periods ended September 2004, the USAF provided 75.2 percent and 78.0 percent of World Airways revenues, respectively.

For the three month period ended September 30, 2005 and for the period from acquisition through September 30, 2005, the USAF provided 56.5 percent and 55.5 percent of North American’s revenues, respectively.

As of September 1, 2005, North American discontinued its scheduled service between Oakland and Hawaii and, therefore, on October 1, 2005 North American closed its Oakland base. Certain immaterial costs were incurred to close office locations, move equipment, facilitate employee relocations and accommodate passengers affected by the discontinuance of service. Refunds were issued to all passengers holding tickets for flights after September 1, 2005 and the aircraft were reassigned to more profitable military business.

9.	North American Acquisition

On April 27, 2005, the Company acquired North American, a privately-held airline based in Jamaica, New York, for approximately $35 million in cash which was funded from internal resources. In addition, the Company has expended approximately $4.0 million for on-going costs related to the acquisition, consisting primarily of financial advisory, legal and accounting fees. These costs consisted of $1.4 million capitalized as part of the purchase price and $2.6 million expensed in the second and third quarter of 2005 including accounting and consulting fees. In addition, there was a $2.6 million subsequent reduction in the purchase price based on terms of the purchase contract. North American provides passenger service to tour operators, selected scheduled service markets and USAF. This acquisition has helped the Company diversify its product mix as well as its customer base. North American currently has three Boeing 767 and five Boeing 757 aircraft, which complements the service provided by World Airways with its larger wide-body aircraft. North American maintains its operational headquarters at John F. Kennedy International Airport in New York, with World Airways and World Air Holdings continuing to be based in Peachtree City, Georgia.

The Company commenced the consolidation of North American on April 28, 2005 and the acquisition was accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. The following summarizes the total purchase price for North American (in thousands):

Cash consideration	$34,750
Direct acquisition costs	1,408
Adjustment to distribution made to Seller to cover tax payments as provided in Stock Purchase Agreement	(2,567)

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
Supplemental unaudited pro forma information reflecting the acquisition of North American as if it had occurred on January 1, 2005 and 2004 is as follows (in thousands, except per share amounts):

	Nine Months Ended September 30,
	2005	2004
Total revenues	$624,571	$476,597
Net earnings	$23,468	$14,886
Basic earnings per share
Net earnings	$1.06	$1.24
Weighted average shares outstanding	22,155	12,013
Fully diluted earnings per share
Net earnings	$0.88	$0.66
Weighted average shares outstanding	26,734	23,802
The above pro forma results include adjustments for the amortization of intangibles, adjustments to depreciation to reflect the new basis and depreciable lives for equipment and property, and lost interest income/additional interest expense to reflect the impact of the cash payments related to the purchase of North American.

In August 2005, the Company implemented a profit sharing plan at North American. The related expense in the third quarter of 2005 is approximately $0.3 million.

10.	Legal Proceedings

— World Airways, Inc.

Union Negotiations/Litigation.

World Airways’ Cockpit Crewmembers: World Airways and the International Brotherhood of Teamsters (the “IBT”) have been negotiating the terms of a new collective bargaining agreement under the auspices of the National Mediation Board (the “NMB”) since the amendable date of the existing agreement expired on June 30, 2003. After the IBT rejected a tentative agreement in March 2004, World Airways continued negotiations under the auspices of the NMB. Following a number of largely unsuccessful mediation sessions, World Airways on November 8, 2005 delivered its ‘best and final’ offer to the IBT, which was promptly rejected the following day and both sides formally requested a release from mediation from the NMB. World Airways’ final proposal included a one-time signing bonus, annual pay increases over three years, profit sharing, major improvements in working conditions and further improvements in most of the sections of the contract under mediation. On December 15, 2005, the NMB issued a letter to both parties offering binding arbitration. Both parties rejected the arbitration, thus initiating a 30-day cooling off period that began on December 28, 2005 and ended at midnight on January 27, 2006. During the cooling-off period the parties continued negotiations, with the Company offering furlough protection and improved quality of life provisions to its proposal. This proposal was rejected by the IBT negotiating committee several hours after the 30 day cooling-off period had expired and the IBT thereafter declared a general strike on January 28, 2006 against all World Airways’ commercial passenger and cargo flights (the current contract prohibits World Airways’ pilots from interrupting U.S. military flying). Despite the strike, World Airways and the IBT continued negotiations and finally reached a Tentative Agreement at midday on Sunday, February 6, 2006. The Tentative Agreement includes a one time signing bonus, which the Company estimates as a cash payout of $2.6 million, which would be charged to expense when the tentative agreement is approved by the pilots. The IBT will submit the substantive terms of the Tentative Agreement for a vote by World Airways pilots and has suspended all job actions pending the outcome of that vote. While the Company expects a majority of the World Airways pilots to ratify the Tentative Agreement, in the event the pilots reject the Tentative Agreement the Company cannot determine the impact that a prolonged strike may have on its financial condition, results of operations and liquidity, but the impact could be material.

In early 2005, the IBT filed a grievance against World Airways on behalf of one cockpit crewmember. The arbitration started on August 15, 2005 and at the request of the IBT was adjourned until December. A second hearing was held on December 8 and 9, 2005. The Company is waiting for the arbitrator’s decision. The issue presented is whether a DC-10 cockpit crewmember, once he or she reaches the mandatory retirement age of 60, can exercise his or her seniority to displace another employee holding a second officer or flight engineer position under the terms of the current collective bargaining agreement. There are a number of cockpit crewmembers and second officers or flight engineers who could be affected between now and the planned elimination of World Airways’ DC-10 fleet and if an adverse decision is rendered against World Airways, significant training and/or severance costs could be incurred. Although World Airways has vigorously defended itself, the Company cannot determine what impact, if any, this matter may have on its financial condition, results of operations or liquidity.

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

In January 2004, ten purported class action complaints (six in the United States District Court for the Eastern District of New York, one in the United States District Court for the Southern District of New York, one in the Superior Court of DeKalb County, Georgia, one in the United States District Court for the Northern District of New Jersey and one in the United States District Court for the Northern District of Illinois) and four individual complaints (all in the United States District Court for the Eastern District of New York), and thirteen small claims actions (one in California, three in New Jersey, one in Georgia and eight in New York) were filed against the Company arising out of the discontinuance of charter flights upon the expiration of World Airways’ obligation to provide services under an air services agreement. Seven of the eight small claims actions in New York were settled for a total of $14,000 (or $2,000 per plaintiff). The purported class action cases were consolidated for discovery purposes into the Eastern District of New York. The Company had operated the charter flights between cities in the United States and Lagos, Nigeria for Ritetime Aviation and Travel Services, Inc. (“Ritetime”). World Airways’ obligation to perform air services for Ritetime ended with the last chartered flight on December 30, 2003. From the allegations made by the various plaintiffs, it appears that Ritetime continued to sell tickets to passengers for flights purportedly scheduled to depart after the expiration of World Airways’ contractual obligations for air services. The plaintiffs purport to act for themselves and on behalf of other persons who held tickets issued by Ritetime for the non-contracted flights. Ritetime is also named as a defendant in each of these lawsuits. The plaintiffs seek compensatory, punitive and/or treble damages and costs and expenses, including attorneys fees, based on various legal theories including breach of contract, fraud, negligent misrepresentation, unjust enrichment, illegal/excess tax and violations of U.S. federal laws and regulations governing air transportation and of the Federal Racketeer Influenced and Corrupt Organization Statute. World Airways’ insurance carrier has responded and assumed the defense of these cases and agreed to conditionally defend and indemnify World Airways on the costs of litigation and any resulting judgment. In March 2004, Ritetime filed a Demand to Arbitrate in Peachtree City, Georgia, and subsequently World Airways responded and filed a counterclaim. The matter was heard in October 2004, and the arbitrator awarded World Airways $2.2 million against Ritetime, plus indemnification on all judgments, fees and expenses incurred by World Airways in the Ritetime litigation. However, it is doubtful that Ritetime has assets to pay the award and no receivable has been recorded. On January 30, 2006, the United States District

Court entered an order certifying a single class. No trial date has yet been scheduled. In the event the aforesaid insurance coverage is rescinded, the Company cannot determine the impact, if any, this matter will have on its financial condition, results of operations or liquidity.

On January 9, 2004, Whitebox Convertible Arbitrage Partners, L.P. and Pandora Select Partners, L.P. filed a complaint in the United States District Court for the District of Minnesota alleging breach of contract by World Airways in connection with its exchange in December 2003 of $22,545,000 aggregate amount of 8.0% Convertible Senior Subordinated Debentures due 2004 (the “Old Debentures”) for a like amount of the newly-issued Debentures. On May 10, 2004, by order of the United States District Court for the District of Minnesota, this matter was transferred to the United States District Court for the Northern District of Georgia. The plaintiffs in this lawsuit allege that they have held at all relevant times $2,530,000 and $780,000 principal amount, respectively, of the Old Debentures and that World Airways breached the terms of the indenture governing the Old Debentures by purchasing the Old Debentures from a selected group of holders rather than from holders determined by lot or from all holders on a pro rata basis. The plaintiffs are seeking damages in an amount equal to the difference in value between the new Debentures and the Old Debentures held by the plaintiffs and the interest lost by the plaintiffs on the Old Debentures through maturity on August 26, 2004 as well as costs and reasonable attorney fees. World Airways believes that this claim is without merit and intends to defend itself vigorously in this lawsuit, although the Company cannot give any assurance that this litigation will not have a material adverse effect on its financial condition, results of operation or liquidity.

On May 27, 2004 a ground handler contracted by China Airlines, Ltd. (“China Airlines”) under the terms of a wet lease with World Airways, tail tipped one of World Airways’ MD-11 freighter aircraft while unloading cargo in Los Angeles. The aircraft sustained significant damages in excess of $1.7 million and was out of service for over a one-month period. In February 2005, China Airlines instituted an arbitration proceeding against World Airways seeking to recover $1.7 million in prepaid rental fees during the period the aircraft was out of service (three days in May, 2004 and the entire month of June, 2004) and World Airways thereafter filed a counterclaim against China Airlines (with notice to, and in coordination with, its own insurance carriers) for $1.7 million in damages to the aircraft. The arbitration was held during mid-November, 2005 and a decision was issued on January 18, 2006 in which the arbitrator decided that World Airways and China Airlines were equally responsible for the incident and both are to bear the associated costs equally. The Company had previously recorded an estimated liability of $0.7 million for this matter and the net impact of the arbitrator’s decision recorded in the third quarter was a reduction in revenues of approximately $0.1 million recorded in the third quarter of 2006.

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

— North American Airlines, Inc.

Union Negotiations/Litigation.

North American’s Cockpit Crewmembers: The NMB certified the IBT to represent North American’s cockpit crewmembers on January 16, 2004 (approximately 130 employees). North American and the IBT commenced negotiations for their first collective bargaining agreement on April 6, 2004 and have met on numerous occasions. Though representatives from North American and the IBT continue to negotiate the terms of a comprehensive final agreement under the auspices of the NMB, no collective bargaining agreement has yet been reached.

For competitive and economic reasons, North American, effective as of January 1, 2005 and February 1, 2005, unilaterally reduced cockpit crewmember wages and other benefits in addition to modifying certain work rules. The IBT thereafter filed suit against North American in the United States District Court for the Northern District of California (San Francisco Division) seeking, among other things, a preliminary injunction against North American arguing that management’s unilateral wage and benefits reductions during contract negotiations were discriminatory and in violation of the ‘status quo’ provisions of the Railway Labor Act. At the conclusion of a hearing held on July 27 and 28, 2005 the judge instructed both sides to submit legal briefs on or before August 22, 2005. Subsequently, the judge issued a written decision in North American’s favor ruling that the Railway Labor Act allows North American to take unilateral actions with its cockpit crewmember group during labor negotiations without a first, final or tentative collective bargaining agreement in place. The IBT has appealed to the Ninth Circuit Court of Appeals and North American will continue to vigorously defend itself; the Company, however, cannot give any assurance that an adverse result in this litigation will not have a material adverse effect on its financial condition, results of operations, or liquidity.

North American’s Flight Attendants: On July 26, 2005, the NMB authorized a union election (the IBT) among North American’s flight attendants. On August 31, 2005 a majority of flight attendants voted for IBT representation and North American and the IBT will commence negotiations for their first collective bargaining agreement.

General Litigation.

North American, along with certain unrelated entities, is a defendant in litigation brought in the Dominican Republic for, among other things, breach of contract. The lawsuit is subject to the laws of the Dominican Republic. As of December 31, 2004, the plaintiff had successfully petitioned the applicable court and was awarded a judgment that resulted in the embargoing of certain of North American’s peso-denominated funds in the Dominican Republic. Accordingly, approximately $969,000 was embargoed and is not controlled by North American. The litigation is in discovery, and the outcome at this time is not determinable, therefore the Company has not recorded any accrual for this matter. Although North American believes that the litigation is without merit, and intends to vigorously contest the claims, North American cannot give any assurance that the funds will be released. At this time, the Company cannot determine the impact, if any, this matter will have on its financial condition, results of operations or liquidity.

North American is a party to a legal action brought in New York by a former pilot for various causes of action, including wrongful termination. The matter is currently in discovery and the parties continue to explore settlement. North American is unable to predict the outcome of this issue at this time and, therefore, no provision has been reflected in the accompanying financial statements. North American believes that this claim is without merit and intends to defend itself vigorously in the lawsuit, although at this time the Company cannot give assurance that this litigation will not have a material adverse effect on its financial condition, results of operations or liquidity.

North American is a defendant in a legal action brought by a former pilot for various causes of action, including wrongful termination. This case went to trial in November 2005 in California. In December 2005, the jury returned a verdict in favor of the plaintiff awarding him approximately $5.6 million in actual compensatory damages and $7.0 million in punitive damages. The jury’s verdict and its calculation of damages were unexpected and are subject to review by the trial judge which could result in the verdict being confirmed, set aside or modified before any appeal of a judgment is necessary. North American had previously accrued $0.2 million on this matter and, using its best estimates and advice of counsel, has provided for an additional liability in the amount of $12.5 million in the third quarter of 2005. The action is subject to post-trial motions seeking to overturn or reduce the award and North American intends to appeal the judgment if the results of the post-trial motions are unsatisfactory or if an acceptable settlement cannot be reached with the plaintiff. Should an appeal be necessary, North American will be required to post a fully collateralized appeal bond for one and one-half times the amount of the court approved verdict, which could have a material impact on the financial condition, results of operations and liquidity of the Company.

In addition, the Company is party to routine litigation and administrative proceedings incidental to its business, none of which the Company believes is likely to have a material adverse effect on its financial condition, results of operations or liquidity.

11.	Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS No. 123(R)”), Share-Based Payment. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award — the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met. A public entity will initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of that award will be subsequently recalculated at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. As of their respective required effective date, all public entities will apply this Statement using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123(R) for either recognition or pro forma disclosures. For periods before the required effective date, entities may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by Statement 123(R). The Company has not completed evaluating the impact of SFAS No. 123(R), but does not expect any material impact on its consolidated results of operations, financial condition or liquidity. On April 14, 2005, the U.S. Securities and Exchange Commission (the “SEC”) announced a deferral of the effective date of SFAS No. 123(R) until the first annual period beginning after June 15, 2005.

12.	Subsequent Events

In September 2005, Delta Air Lines, Inc. (Delta) filed for bankruptcy protection in the United States Bankruptcy Court. Delta provided engine and component maintenance services for the Company’s MD-11 fleet under various agreements. Due to the bankruptcy filing, some of these agreements were terminated. In December 2005, the Company and Delta signed a memorandum of understanding relating to on-going maintenance services to be provided to the Company for the next two years. This agreement must be approved by the unsecured creditor’s committee in Delta’s Chapter 11 Bankruptcy case, and if required, the Bankruptcy Court.

On September 27, 2005, the Company was notified by the NASDAQ staff that the Company’s securities would be delisted from The NASDAQ Stock Market unless the Company requested a hearing to discuss certain violations of Marketplace rules. The Company requested a hearing which was held on November 3, 2005. On November 22, 2005, the NASDAQ Listing Qualifications Panel granted the Company’s request for continued listing subject to the Company becoming current with respect to its reporting obligations to the SEC by December 15, 2005. The Company requested and was granted additional extensions through February 20, 2006.

During the third quarter of 2005, the Company obtained waivers of violations of covenants under the Air Transportation Stabilization Board (the “ATSB”) Loan related to the failure to timely file an amended Current Report on Form 8-K/A to provide 2004 audited results for North American, for filing the second quarter Form 10-Q without a completed review by the independent auditors and for failing to file the third quarter Form 10-Q timely. The amended Current Report on Form 8-K/A providing 2004 audited results for North American was subsequently filed on October 20, 2005. The waiver for these violations expires on March 15, 2006. The Company also obtained a waiver of its earlier violation of an investment limitation, which is now in compliance with the requirements of the ATSB Loan. At September 30, 2005, the Company is in violation of certain covenants and has been unable to obtain a waiver of this violation. As a result, the Company has reclassified long-term debt obligations from non-current to current liabilities in the Condensed Consolidated Balance Sheets at September 30, 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Part I, Item 2 of this report should be read in conjunction with Part II, Item 7 of the Company’s 2004 Form 10-K. The information contained herein is not a comprehensive management overview and analysis of the financial condition and results of operations of the Company, but rather updates disclosures made in the aforementioned filing.
The Company desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”). Therefore, this report contains forward looking statements that are subject to risks and uncertainties, including, but not limited to, the reliance on key strategic alliances, fluctuations in operating results, the ability to operate and manage successfully North American Airlines and World Airways and other risks detailed from time to time in the Company’s filings with the SEC. These risks could cause the Company’s actual results for 2005 and beyond to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company.
OVERVIEW
General
For the third quarter of 2005, the Company’s consolidated operating income was $10.2 million compared to $13.8 million for the same period in 2004, a decrease of $3.6 million or 25.6%. Net earnings for the 2005 third quarter were $5.5 million compared to $7.1 million for the third quarter of 2004, a decrease of $1.6 million or 22.5%.
The following table provides statistical data, used by management in evaluating the operating performance of World Airways, for the quarters ended September 30, 2005 and 2004.

	Three Months Ended September 30,
	2005		2004
Block hours:
Full service passenger	6,894	44%	6,950	55%
ACMI * passenger	1,171	8%	1,376	11%
Full service cargo	—	0%	29	0%
ACMI * cargo	7,362	47%	4,100	32%
Miscellaneous	151	1%	316	2%

Total	15,578	100%	12,771	100%

Operating aircraft at quarter-end	17		16
Average available aircraft per day	17.0		16.0
Average daily utilization	10.0		8.7
(block hours flown per day per aircraft)

*	ACMI contracts are those where the Company provides the aircraft, crew, maintenance and insurance.

The following table provides statistical data, used by management in evaluating the operating performance of North American, for the three months ended September 30, 2005.

	Three Months Ended September 30,
	2005
Block hours:
Full service passenger	2,664	38%
ACMI * passenger	2,338	33%
Scheduled passenger	2,001	29%
Miscellaneous	9	0%

Total	7,012	100%

Operating aircraft at quarter-end	8
Average available aircraft per day	8.0
Average daily utilization	9.5
(block hours flown per day per aircraft)
For the first nine months of 2005, the Company’s consolidated operating income was $38.2 million compared to $31.8 million for the same period of 2004, an improvement of $6.4 million or 20.2%. Net earnings for the first nine months of 2005 were $20.9 million compared to $17.5 million for the same period in 2004, an increase of $3.4 million or 19.3%. North American’s financial results have been included from April 28, 2005, the day following the acquisition, to September 30, 2005.
The following table provides statistical data, used by management, in evaluating the operating performance of World Airways, for the nine months ended September 30, 2005 and 2004.

	Nine Months Ended September 30,
	2005		2004
Block hours:
Full service passenger	21,387	50%	20,678	59%
ACMI * passenger	3,845	9%	3,746	11%
Full service cargo	19	0%	697	2%
ACMI * cargo	16,882	40%	9,184	26%
Miscellaneous	527	1%	807	2%

Total	42,660	100%	35,112	100%

Operating aircraft at September 30	17		16
Average available aircraft per day	16.4		16.0
Average daily utilization	9.5		8.0
(block hours flown per day per aircraft)

The following table provides statistical data, used by management in evaluating the operating performance of North American, for the period from April 28, 2005 through September 30, 2005.

	Period Ended September 30,
	2005
Block hours:
Full service passenger	4,567	42%
ACMI * passenger	2,975	27%
Scheduled passenger	3,355	31%
Miscellaneous	43	0%

Total	10,940	100%

Operating aircraft at September 30	8
Average available aircraft per day	8.0
Average daily utilization	8.8
(block hours flown per day per aircraft)
     For 2005 the Company:

•	continued working to diversify the commercial revenue mix by adding profitable customers, while continuing to provide excellent service to all of the Company’s customers;

•	continued to actively manage the Company’s major cost categories;

•	worked on concluding an agreement with World Airways’ cockpit crewmembers as well as a new collective bargaining agreement with North American’s cockpit crewmembers and flight attendants;

•	managed fleet plans to meet customer needs; and

•	began implementing organizational changes including the restructuring of the North American finance organization, synergy enhancements and financial reporting standardization related to the acquisition of North American Airlines.

Significant Customer Relationships
The Company is highly dependent on revenues from the U.S. Air Force (“USAF”). The loss of the USAF as a customer would have a material adverse effect on the Company. World Airways’ and North American’s largest customers, and the percent of revenues from those customers, for the quarter and nine months ended September 30, 2005 and 2004, are as follows:
World Airways

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
USAF	70.7%	75.2%	76.6%	78.0%
Eva Airways	8.5%	3.8%	6.4%	3.3%
Air Canada	6.9%	—%	3.1%	—%
Sonair Serviceo Aereo	4.6%	5.3%	4.6%	5.6%
United Parcel Service (formerly Menlo Worldwide)	3.6%	5.9%	3.4%	4.7%
China Airlines	—%	3.2%	1.4%	1.7%

     North American

		For the
	Three Months	Period April 28,
	Ended	2005 through
	September 30,	September 30,
	2005	2005
USAF	56.5%	55.5%
Scheduled service	24.6%	23.4%
Sun Trips	3.0%	2.5%
GWV Vacations	1.5%	2.7%
Air Jamaica	1.0%	1.9%
RESULTS OF OPERATIONS
Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004
The consolidated financial statements for World Air Holdings for the three months ended September 30, 2005 include North American’s results for the full quarter. The comparative financial information shown below is from World Air Holdings consolidated financial statements for the three months ending September 30, 2005. However, the variance explanations will reference World Airways only, since North American was acquired on April 27, 2005 and there is no basis for comparison to the prior year.
North American initiated new non-stop scheduled service to Accra, Ghana, from John F. Kennedy International Airport on July 1, 2005. This is the only non-stop scheduled service between the United States and that region of West Africa, providing an important link to other West African nations. This service was initiated with one round-trip flight per week, but North American is ready to provide additional flights if there is sufficient market demand. North American also discontinued scheduled service between Oakland, California, and Hawaii effective September 1, 2005.
Revenues. Consolidated revenues increased $88.0 million, or 68.1%, to $217.2 million in the third quarter of 2005 from $129.2 million in the third quarter of 2004. Military revenues for World Airways were $108.1 million for the third quarter of 2005, compared to $97.1 million for the same quarter in the previous year. World Airways reported significant growth in military passenger revenue from the USAF as well as commercial cargo ACMI flying. Two key variables that impact the amount of revenues are listed below:
     World Airways

	Three Months Ended September 30,
	2005	2004	Change	% Change
Total block hours	15,578	12,771	2,807	22.0%
Revenue per block hour	$9,788	$10,115	$(327)	(3.2)%
     North American

Three Months Ended September 30,
2005
Total block hours	7,012
Revenue per block hour	$9,219
Operating Expenses. Total consolidated operating expenses increased $91.5 million, or 79.3%, to $206.9 million for the third quarter of 2005, compared to $115.4 million for the comparable quarter in 2004. Below is information on the Company’s operating expense per block hour:
     World Airways

	Three Months Ended September 30,
	2005	2004	Change	% Change
Operating expense per block hour	$8,530	$9,037	$(507)	(5.6)%

     North American

Three Months Ended September 30,
2005
Operating expense per block hour	$10,647
Flight expenses include all costs related directly to the operation of the aircraft other than maintenance, aircraft rent, insurance and fuel. Also included are expenses related to flight dispatch and flight operations administration. Flight expenses increased $21.9 million, or 54.0%, to $62.5 million in the third quarter of 2005 compared to $40.6 million in the same period of 2004. World Airways’ flight expenses were up $2.1 million primarily due to crew wages driven by increased block hours as well as higher post-retirement benefits expense. In addition, crew lodging, simulator costs and catering costs were higher due to the block hour increase.
Maintenance expenses increased $7.7 million, or 40.0%, to $27.0 million in the third quarter of 2005 compared to $19.3 million in the same period of 2004. In the third quarter of 2005, World Airways incurred higher maintenance reserve expenses related to the increase in total block hours, as well as the use of certain aircraft with higher power-by-the-hour rates. The third quarter of 2004 included a $1.5 million asset impairment charge on DC-10 parts.
Aircraft costs, which include aircraft rent and insurance, increased $11.9 million, or 60.9%, to $31.4 million in the third quarter of 2005 compared to $19.5 million in the third quarter of 2004. World Airways’ aircraft rent was higher mainly due to the three additional MD-11 aircraft added to the fleet in late 2004 and 2005.
Fuel expenses were higher by $24.4 million, or 139.0%, to $42.0 million in the third quarter of 2005 from $17.6 million in the third quarter of 2004. For World Airways, a majority of this increase is due to more full service military flying for the USAF. Fluctuations in the price of fuel did not have a significant impact on operating income in the third quarter of 2005 because World Airways’ contracts with its customers provided for a pass-through of fuel costs for 97.8% of fuel purchased and thereby limited World Airways’ exposure to increases in fuel prices. North American is subject to changes in fuel prices for its scheduled service operations, which accounted for 24.6 % of North American’s revenues during the third quarter of 2005.
Commissions increased $2.5 million, or 44.1%, to $8.2 million in the third quarter of 2005, compared to $5.7 million in the third quarter of 2004. This increase was primarily due to the higher military revenue associated with the USAF contract in the third quarter of 2005 compared to the same period in 2004.
Sales, general and administrative expenses increased $9.6 million, or 83.5%, to $21.1 million in the third quarter of 2005 compared to $11.5 million in the same quarter of 2004. The third quarter of 2005 included $1.8 million of expenses associated with the acquisition of North American, primarily costs associated with implementing accounting controls and augmenting the accounting staff, and an increase in expenses for Sarbanes-Oxley compliance work of $0.2 million. Additionally, a settlement with a tax jurisdiction resulted in a reduction in property taxes of approximately $1.5 million. The third quarter of 2004 included the establishment of a $0.7 million liability for an arbitration claim.
North American is a defendant in a legal action brought by a former pilot for various causes of action, including wrongful termination. This case went to trial in November 2005 in California. In December 2005, the jury returned a verdict in favor of the plaintiff awarding him approximately $5.6 million in actual compensatory damages and $7.0 million in punitive damages. The jury’s verdict and its calculation of damages were unexpected and are subject to review by the trial judge which could result in the verdict being confirmed, set aside or modified before any appeal of a judgment is necessary. North American had previously accrued $0.2 million on this matter and, using its best estimates and advice of counsel, has provided for an additional liability in the amount of $12.5 million in the third quarter of 2005. The action is subject to post-trial motions seeking to overturn or reduce the award and North American intends to appeal the judgment if the results of the post-trial motions are unsatisfactory or if an acceptable settlement cannot be reached with the plaintiff. Should an appeal be necessary, North American will be required to post a fully collateralized appeal bond for up to one and one-half times the amount of the court approved verdict, which could have a material impact on the financial condition, results of operations and liquidity of the Company.
Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004
The consolidated financial statements for World Air Holdings include North American’s results from April 28, 2005. The comparative financial information shown below is from World Air Holdings consolidated financial statements for the nine months ending September 30, 2005. However, the variance explanations will reference World Airways only, since North American was acquired on April 27, 2005 and there is no basis for comparison to the prior year.
Revenues. Consolidated revenues increased $174.8 million, or 46.8%, to $548.6 million in 2005 from $373.8 million in 2004. Military revenues for World Airways were $346.9 million in 2005, compared to $291.6 million in the previous year. World Airways reported significant growth in military passenger flying for the USAF as well as commercial cargo ACMI flying, offset by reductions in military cargo revenues for the USAF and commercial passenger full-service flying. Two key variables that impact the amount of revenues are listed below:
     World Airways

	Nine Months Ended September 30,
	2005	2004	Change	% Change
Total block hours	42,660	35,112	7,548	21.5%
Revenue per block hour	$10,602	$10,647	$(45)	(0)%
     North American

Period Ended September 30,
2005
Total block hours	10,940
Revenue per block hour	$8,800
Operating Expenses. Total consolidated operating expenses increased $168.4 million, or 49.2%, to $510.4 million in 2005, compared to $342.0 million for the comparable period in 2004. Below is information on the Company’s operating expense per block hour:
     World Airways

	Nine Months Ended September 30,
	2005	2004	Change	% Change
Operating expense per block hour	$9,462	$9,741	$(279)	(2.9)%
     North American

Period Ended September 30,
2005
Operating expense per block hour	$9,889
Flight expenses include all costs related directly to the operation of the aircraft other than maintenance, aircraft rent, insurance and fuel. Also included are expenses related to flight dispatch and flight operations administration. Flight expenses increased $37.2 million, or 31.2%, to $156.3 million in the first nine months of 2005 compared to $119.1 million in the same period of 2004. World Airways’ flight expenses were up primarily due to crew and flight attendant wages and travel costs, driven by increased block hours as well as a required crew rest location change for certain USAF flights in 2005. In addition, crew and flight attendant training costs were higher year over year due to additional crewmembers. Flight communication and catering costs were also higher due to the year-over-year block hour increase.
Maintenance expenses increased $20.5 million, or 35.9%, to $77.7 million in the first nine months of 2005 compared to $57.2 million in the same period of 2004. In the first nine months of 2005, World Airways incurred higher maintenance reserve expenses related to the increase in total block hours, as well as the use of certain aircraft with higher power-by-the-hour rates. World Airways also incurred higher engine and thrust reverser overhaul expense in 2005 compared to 2004.
Aircraft costs, which include aircraft rent and insurance, increased $23.0 million, or 40.6%, to $79.6 million in the first nine months of 2005 compared to $56.6 million in the same period of 2004. World Airways’ aircraft rent and hull/war risk insurance were higher due to the three additional MD-11 aircraft added to the fleet in late 2004 and 2005, as well as leasing additional short-term spare engines in the first nine months of 2005.
Fuel expenses were higher by $51.7 million, or 99.1%, to $103.9 million in the first nine months of 2005 from $52.2 million in the same period of 2004. For World Airways, a majority of this increase is due to more full service military flying for the USAF. Fluctuations in the price of fuel did not have a significant impact on operating income in 2005 because World Airways’ contracts with its customers provided for a pass-through of fuel costs of 97% of fuel purchased and thereby limited World Airways’ exposure to increases in fuel prices. North American is subject to changes in fuel prices for its scheduled service operations, which accounted for 23% of North American’s revenues since its acquisition in the second quarter of 2005.
Commissions increased $7.9 million, or 47.2%, to $24.7 million in 2005, compared to $16.8 million in 2004. This increase was primarily due to the higher military revenue associated with the USAF contract in the first nine months of 2005 compared to the same period in 2004.
Sales, general and administrative expenses increased $13.6 million, or 39.2%, to $48.4 million in 2005 compared to $34.8 million in the same period of 2004. The first nine months of 2005 included $2.6 million of expenses associated with the acquisition of North American, an adjustment of $0.6 million to fully accrue for the remaining payments under an operating lease for office space at the Company’s former headquarters in Herndon, Virginia and $0.6 million higher for Sarbanes-Oxley compliance efforts. Additionally, a settlement with a tax jurisdiction resulted in a reduction in property taxes of approximately $1.5 million. In the first nine months of 2004, the Company recorded bad debt expense of $2.5 million associated with air services provided to TM Travel Services, Inc. and $2.5 million higher wages and benefits due to salary increases, increased headcount, increases in worker’s compensation expense, additional medical claims paid or accrued for administrative employees, $0.9 million in personnel costs primarily associated with contractual obligations arising from the retirement of the Company’s former Chairman/CEO and $0.5 million related to higher professional fees. These increases in 2004 were partially offset by reversal of $0.6 million of the accrual related to the lease of the Company’s former headquarters in Herndon, Virginia.
  North American is a defendant in a legal action brought by a former pilot for various causes of action, including wrongful termination. This case went to trial in November 2005 in California. In December 2005, the jury returned a verdict in favor of the plaintiff awarding him approximately $5.6 million in actual compensatory damages and $7.0 million in punitive damages. The jury’s verdict and its calculation of damages were unexpected and are subject to review by the trial judge which could result in the verdict being confirmed, set aside or modified before any appeal of a judgment is necessary. North American had previously accrued $0.2 million on this matter and, using its best estimates and advice of counsel, has provided for an additional liability in the amount of $12.5 million in the third quarter of 2005. The action is subject to post-trial motions seeking to overturn or reduce the award and North American intends to appeal the judgment if the results of the post-trial motions are unsatisfactory or if an acceptable settlement cannot be reached with the plaintiff. Should an appeal be necessary, North American will be required to post a fully collateralized appeal bond for one and one-half times the amount of the court approved verdict, which could have a material impact on the financial condition, results of operations and liquidity of the Company.
The Company recorded $13.1 million of income tax expense in the first nine months of 2005, compared to $9.5 million in the same period of 2004. The Company’s current estimated effective tax rate for 2005 is approximately 38.5%. The Company estimated an effective tax rate of 35% for the first nine months of 2004.
LIQUIDITY AND CAPITAL RESOURCES
At September 30, 2005, the Company had $68.4 million of cash and cash equivalents and short-term investments compared to $50.0 million at December 31, 2004. The acquisition of North American in April 2005 was a cash cost of $36.2 million to World Air Holdings, less the $8.6 million of unrestricted cash at North American at April 27, 2005. This cash cost is exclusive of the $2.6 million subsequent reduction in the purchase price based on terms of the purchase contract. Restricted cash, current and non-current, was $6.7 million at September 30, 2005, which consisted of $4.5 million for letters of credit that had to be collateralized, $1.2 million of prepayments from customers for flights that are scheduled to be flown within 30 days of the balance sheet date (unearned revenue) and approximately $1.0 million held by the courts in the Dominican Republic. Restricted cash was $4.9 million at December 31, 2004, which consisted of $4.8 million for letters of credit and $0.1 million related to unearned revenue. The restricted cash balance at December 31, 2004 included a $1.0 million letter of credit which was issued on behalf of TM Travel and provided to an insurance company to support surety bonds issued to the Department of Transportation (“DOT”) and the State of Hawaii. No monies were drawn from the two surety bonds, and they expired in July 2004. The letters of credit were cancelled in the first quarter of 2005, and the cash collateral was returned to unrestricted cash.
At September 30, 2005, the Company’s current assets were $146.9 million and its current liabilities were $144.9 million. The ratio of the Company’s current assets to its current liabilities (“current ratio”) was approximately 1:1.
In the first quarter of 2005, The Boeing Company exercised warrants to purchase 1,000,000 shares of Common Stock at $2.50 per share. In addition, the ATSB exercised warrants to purchase 111,111 shares, and pursuant to the net exercise provisions of the warrants, received 76,345 shares of the Company’s Common Stock.
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
In April 2005, World Air Holdings purchased North American for approximately $35 million in an all-cash transaction plus direct acquisition costs of $1.4 million. Although this was a significant use of cash, the Company believes that both entities will be able to provide sufficient cash from operations in order to meet normal funding requirements.

The Company has significant long-term obligations relating to operating leases for aircraft and spare engines. In 2002 and 2001, the Company paid amounts less than its original contractual aircraft rent obligations under agreements with its lessors that amended the terms of the original aircraft lease agreements to provide for the repayment of the unpaid contractual rent obligations. At March 31, 2005, the accrual for these unpaid contractual aircraft rent obligations was $1.7 million and was included as accrued rent in the current liabilities section of the Condensed Consolidated Balance Sheets. The Company paid this $1.7 million obligation in April 2005. In the first quarter of 2004, the Company reached an agreement with one of its MD-11 lessors to restructure certain leases. In exchange for reduced fixed monthly lease rates and a reduction in lease term, the Company agreed to an annual restructuring fee based on net income. Payments commenced in 2005 based on 2004 results, and continue through the lease terminations in 2011, which will be paid in 2012. Over the term of the agreement, the total obligation of the Company is limited to no more than $24.2 million on a cumulative basis. In individual years, the cash disbursement is capped at $1.6 million in 2005, $3.6 million per year for 2006 through and including 2011, and $1.0 million in 2012. Although cash disbursements are capped each year, due to the cumulative nature of the agreement, expense recognized in a given year may differ from the related cash obligation to be disbursed in the following year. During the second quarter of 2005, the Company and the lessor agreed to a definitive methodology used to calculate the restructuring fee. As a result, the Company recognized a credit of $0.7 million in the second quarter related to the expense recorded during 2004. Also in April 2005, the Company paid $1.6 million of this liability based on 2004 results.
The Company’s indebtedness outstanding under its $30.0 million term loan, which is supported by a $27.0 million guarantee issued by the ATSB and a $3.0 million guarantee by another third party, is secured by substantially all of the Company’s assets. The ATSB Loan and the operating leases relating to some of the Company’s aircraft contain restrictive covenants that impose significant operating and financial restrictions on the Company. Under the agreement governing the ATSB Loan, the Company is subject to certain covenants pursuant to which it must satisfy various financial requirements to maintain a certain amount of unrestricted cash or cash equivalents and to comply with certain financial ratios as well as certain negative covenants. In addition, the ATSB Loan contains restrictive provisions that require prepayments in the event the Company sells any significant assets, receives proceeds from future borrowings from other sources or issuances of certain securities, or receives net proceeds from insurance or condemnation. These restrictions and requirements may limit the Company’s financial and operating flexibility. In addition, if the Company fails to comply with these restrictions or to satisfy the related covenant requirements, its obligations under the ATSB Loan and its operating leases may be accelerated. The Company cannot provide assurance that it could satisfy all of these obligations upon acceleration. The failure to satisfy these obligations would materially adversely affect the Company’s business, operations, financial results or liquidity.
In order to complete the acquisition of North American, the Company was required to seek a waiver of certain restrictions of the ATSB Loan. In exchange for the waiver, the Company agreed to certain modifications including changing the minimum cash covenant to $15.0 million and the principal repayment schedule. The new schedule requires payments of $6.0 million in December 2005 (which has been made), $5.0 million each in June and December 2006 and June and December 2007, and a final payment of $4.0 million in June 2008.
During the third quarter of 2005, the Company obtained waivers of violations of covenants under the ATSB Loan related to the failure to timely file an amended Current Report on Form 8-K/A to provide 2004 audited results for North American, for filing the second quarter Form 10-Q without a completed review by the independent auditors and for failing to file the third quarter Form 10-Q timely. The amended Current Report on Form 8-K/A providing 2004 audited results for North American was subsequently filed on October 20, 2005. The Company also obtained waivers with respect to violations of covenants related to (i) its failure to timely deliver monthly officer’s certificates and financial statements, and (ii)failure to maintain balances in certain bank accounts below the permitted aggregate maximum balance. The waiver for these violations expires on February 20, 2006. The Company also obtained a wavier of its earlier violation of investment limitations and related cash equivalent requirements, and failure to obtain certain bank account control agreements, which requirement the Company is now in compliance. The Company has also obtained an amendment to the loan agreement to allow for a wider range of investments. However, the Company is currently in violation of certain other covenants and has been unable to obtain waivers of these violations. As a result, the Company has reclassified long-term debt obligations from non-current to current liabilities in the Condensed Consolidated Balance Sheets at September 30, 2005.
As of September 1, 2005, North American discontinued its scheduled service between Oakland and Hawaii and, therefore, on October 1, 2005 North American closed its Oakland base. Certain immaterial costs were incurred to close office locations, move equipment, facilitate employee relocations and accommodate passengers affected by the discontinuance of service. Refunds were issued to all passengers holding tickets for flights after September 1, 2005 and the aircraft were reassigned to more profitable military business.
In September 2005, Delta Air Lines, Inc. filed for bankruptcy protection in the United States Bankruptcy Court and rejected and terminated the subleases with World Airways on three MD-11 aircraft. In October 2005, World Airways signed a forbearance agreement with the

Indenture Trustee to prevent the repossession of the aircraft until November 30, 2005. Subsequently the agreement has been extended until February 28, 2006. The lease payments prior to the bankruptcy were based on block hours flown, while the maximum lease payment during the interim period is $0.3 million per aircraft. The Company continues to negotiate to extend these leases. There are no assurances that the aircraft will not be repossessed subsequent to February 28, 2006. The Company is in active negotiations with the owners of the aircraft to extend the leases. The impact of any final agreement on the operations on the Company cannot be determined.
North American is defendant in a legal action brought by a former pilot for various causes of action, including wrongful termination. This case went to trial in November 2005 in California. In December 2005, the jury returned a verdict in favor of the plaintiff awarding him approximately $5.6 million in actual compensatory damages and $7.0 million in punitive damages. The jury’s verdict and its calculation of damages were unexpected and are subject to review by the trial judge which could result in the verdict being confirmed, set aside or reduced before any appeal of a judgment is necessary. North American had previously accrued $0.2 million on this matter and, using its best estimates and advice of counsel has recorded an additional liability of $12.5 million in the third quarter of 2005. The action is subject to post-trial motions seeking to overturn or reduce the award and North American intends to appeal the judgment if the results of the post-trial motions are unsatisfactory or if an acceptable settlement cannot be reached with the plaintiff. Should an appeal be necessary, North American will be required to post a fully collateralized appeal bond for up to one and one-half times the amount of the court approved verdict, which could have a material impact on the financial condition, results of operations and liquidity of the Company.
Cash Flows from Operating Activities
Operating activities provided $46.6 million in cash during the nine months ended September 30, 2005 compared to providing $21.4 million for the comparable 2004 period. The cash provided in the 2005 period principally reflects the $20.9 million net earnings, net non-cash expenses of $19.5 million and a $15.5 million increase in cash due to a decrease in trade accounts receivable, offset by an $9.3 million decrease in cash due to changes in other operating assets and liabilities excluding trade accounts receivable. The cash provided in the 2004 period principally reflects the $17.5 million net earnings, a $2.1 million increase in cash due to changes in other operating assets and liabilities, and net non-cash provisions of $7.7 million, offset by a $5.9 million increase in accounts receivable.
Cash Flows from Investing Activities
Investing activities used $26.9 million in the first nine months of 2005 compared to using $18.2 million in the comparable period of 2004. In 2005, a net of $25.0 million in cash was used by the Company to acquire North American. Short-term investments decreased $3.7 million during the first nine months of 2005 compared to an increase in short-term investments of $17.0 million in the prior year period. Additionally, in both 2005 and 2004, cash was used for the purchase of rotable spare parts and other fixed assets.
The Company’s capital expenditures for 2005 are expected to be approximately $8.0 million, principally for the purchase of aircraft related assets, which it expects to finance from working capital.
Cash Flows from Financing Activities
Financing activities provided $2.4 million in cash for the nine months ended September 30, 2005, which was primarily due to $2.5 million of proceeds related to the exercise of warrants and $1.6 million of proceeds related to the exercise of stock options. This was offset by $1.7 million of cash used to repay contractual aircraft rent obligations to a lessor. For the nine months ended September 30, 2004, financing activities used $3.7 million, which was primarily due to the $7.2 million used to repay the contractual aircraft rent obligations to a lessor, partially offset by $2.5 million of proceeds related to the exercise of warrants and $1.5 million of proceeds related to the exercise of stock options.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Part I, Item 3, of this report should be read in conjunction with Part II, Item 7a of the Company’s 2004 Form 10-K.. The information contained herein is not a quantitative and qualitative discussion about market risk the Company faces, but rather updates disclosures made in the aforementioned filing.
There have been no material changes in market risks from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in the Company’s Form 10-K, except as follows:
Aircraft fuel:   North American’s results of operations are affected by changes in the price and availability of aircraft fuel. Market risk is estimated as a hypothetical 10% increase in the September 30, 2005 cost per gallon of fuel. Based on our projected twelve month fuel consumption, such as increase would result in an increase in aircraft fuel expense of approximately of $0.9 million annually.

ITEM 4. CONTROLS AND PROCEDURES
(a) Restatement of Previous Filings
World Air Holdings filed an Amendment to amend and restate the Company’s condensed consolidated financial statements and other financial information contained in the June 30, 2005 Form 10-Q report in order to reflect adjustments for errors and reclassifications, primarily at the Company’s subsidiary North American. Prior to becoming a subsidiary of the Company, North American was a privately-held company and was not required to maintain disclosure controls and procedures or internal controls over financial reporting in accordance with the rules and regulations of the SEC. After completing the acquisition of North American on April 27, 2005, the Company’s management team began a review of the processes, controls and systems of North American in order to assess their adequacy and, as appropriate, begin implementing improvements. The Company’s management continued to review the controls subsequent to the filing of the original Form 10-Q for the three and six month period ended June 30, 2005 and discovered numerous accounting errors.
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
In addition to the North American adjustments, there are adjustments to correct errors in the application of generally accepted accounting principles at World Airways. These adjustments include entries regarding the timing of expensing recoverable spare parts, flight crew special pay requests, asset disposals and certain other operating expenses including hotels, ground handling and outside consultant fees, the timing of recognizing a vendor rebate and the incorrect use of the original cost as a basis for recognizing depreciation expense of certain aircraft parts that were impaired. In addition, the Company was in violation of several covenants of the ATSB loan which had not been waived, and therefore, the entire balance of the loan was classified as a current liability. The impact of these World Airways adjustments to the Company’s earnings before income tax expense for the three and six month periods ended June 30, 2005 was a net increase of approximately $0.4 million for both periods. The out of period impact of these adjustments was deemed not material to the interim periods of 2005 or to the prior annual periods. As a result of the World Airways adjustments for the three and six month periods ended June 30, 2005, revenues increased approximately $0.2 million, operating expenses decreased $1.0 million, total other expenses increased $0.8 million, $0.2 million increase in income tax expense, thus net earnings increased $0.2 million. The impact of the World Airways adjustments on the Condensed Consolidated Balance Sheet at June 30, 2005 was an increase in accounts receivable, net of $0.2 million, an increase of $0.6 million to prepaid expenses and other current assets, a decrease in equipment and property, net of $0.9 million, a decrease in accounts payable of $0.7 million, an increase of $0.3 million in accrued salaries and wages, an increase of $0.1 million in accrued taxes, an increase in current maturities of long-term debt and a corresponding decrease in long-term debt, net of current maturities of $19.0 million, and an increase to retained earnings of $0.2 million.
(b) Evaluation of Disclosure Controls and Procedures
The Company maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this Quarterly Report, as well as to safeguard assets from unauthorized use or disposition. The Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of management, including the Chief Executive Officer and interim Chief Financial Officer, as of the end of the period covered by this Quarterly Report. In designing and evaluating the Company’s controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Prior to becoming a consolidated subsidiary of the Company, North American was a privately-held company and was not required to maintain disclosure controls and procedures or internal controls over financial reporting as required by the rules and regulations of the SEC. After the closing of the acquisition of North American on April 27, 2005, the Company’s management team, with the assistance of outside consultants, began a review of processes, controls and systems in order to assess their adequacy and, as appropriate, began implementing improvements. After the commencement of a process to which the Company committed the efforts of internal and external expertise, its CEO and former CFO concluded that, at the end of the second quarter of 2005, there existed material weaknesses in the disclosure controls and procedures and the internal control over financial reporting at North American, a conclusion with which the Audit Committee concurred. The material weaknesses identified at the end of the second quarter of 2005 related to the following major areas: lack of controls over the recording of expenses in the correct accounting period, insufficient documented procedures and policies related to the financial reporting process; inadequate staffing and experienced personnel necessary to identify and properly address technical accounting and reporting issues related to accounting matters; an ambiguous management reporting structure, which created reporting deficiencies and a lack of accountability; lack of segregation of duties; lack of controls over filing certain required tax returns; and deficiencies in its management review of accounting data and control and reconciliation processes.

Since North American had not previously been required to comply with the disclosure controls and internal control over financial reporting requirements applicable under the rules and regulations of the SEC, the Company anticipated that improvements in all of the areas discussed above would require time to refine and fully implement at North American. The Company has used a risk-based approach to the implementation of disclosure controls and procedures and internal control over financial reporting at North American, by allocating its implementation resources immediately to the controls and procedures over the most critical processes. The Company has made progress in improving the internal controls at North American during the third quarter of 2005 and subsequently the accounting and finance organization has been enhanced and restructured so that visibility and accountability are improved. The Company has hired an experienced controller at North American to oversee the accounting function and to address technical accounting and reporting issues. In addition, an accounts payable supervisor was hired at North American to ensure the timely processing of invoices and improve month-end cut off procedures. While the Company evaluates its long term staffing requirements, it will continue to use third-party consultants to supplement its existing North American accounting staff. These consultants reconciled account balances and assisted in the month-end close process during the third quarter of 2005 under the guidance of the controller. Management has utilized consultants in this capacity during the fourth quarter of 2005 and expects to continue to utilize them until such time as the North American finance organization is fully staffed. The Company also hired a temporary chief financial officer at North American to oversee and assist in the review of controls and procedures.
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
At World Air Holdings and World Airways, the Company has identified a number of significant deficiencies in its internal control over financial reporting, and a number of these significant deficiencies individually or in the aggregate may constitute a “material weakness” (as defined under standards established by the Public Company Accounting Oversight Board as a deficiency that could result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected) in its internal control over financial reporting. These significant deficiencies have been identified in controls over the close process, monitoring of financial reporting controls at subsidiaries, tax provision preparation, certain liability accruals, end user computing, monitoring of debt covenants and the fixed asset accounting. Management has been addressing these issues and is committed to remediating any identified deficiencies. Although the Company’s remediation efforts are well under way, the Company’s significant deficiencies and possible material weaknesses may not be considered remediated until new controls are operational for a period of time and are tested for effectiveness.
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company has carried out an evaluation under the supervision and with the participation of its management, including its CEO and interim CFO, of the effectiveness, as of September 30, 2005 of the design and operation of its “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Exchange Act for all three subsidiaries and for the Company itself. Based upon the foregoing, the Company’s CEO and interim CFO concluded that with respect to the Company on a consolidated basis, the Company’s disclosure controls and procedures are not effective in timely alerting them to material information required to be included in its periodic filings with the SEC.
In response to the matters identified, the Company initiated steps to strengthen its internal controls over financial reporting beginning with an increased resolve to set an appropriate “tone at the top” so that the Company’s Board of Directors, Audit Committee, members of the Company’s management and the organization as a whole clearly understands the need for and commits to a culture of compliance and financial integrity at all levels of the Company. Management has implemented solutions as outlined above. The Company’s Audit Committee continues to perform oversight of the Company’s implementation of enhancements and improvements to its internal controls, and the Company’s management continues to report to the Audit Committee on a regular basis regarding these matters. The Company intends to continue to improve its internal controls on an ongoing basis. As part of its efforts to strengthen further its resources, the Company has begun a process of searching for a Chief Financial Officer and expects to fill that position shortly, at which time the interim Chief Financial Officer will resume her prior title and duties.

(c) Changes in internal controls
There were no changes in the Company’s internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), identified in connection with the evaluation of the Company’s Controls performed for the quarter ended September 30, 2005, other than the hiring of a Controller at North American and the engagement of an independent consultant, as expressly noted above in this Item 4.

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