Form 10-K
period 2005-12-31
WORLD AIR HOLDINGS, INC.
filed 2006-07-07
CIK 949240

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2005
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
Common Stock ($.001 par value)
(Title of Class)
     Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Security Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Aggregate market value of common stock held by non-affiliates as of June 30, 2005 was approximately $275,043,636 (based on the last reported sale price on the Nasdaq National Market on that date). As of the close of business on June 30, 2006, 24,201,402 shares of common stock were outstanding.

WORLD AIR HOLDINGS, INC.
2005 ANNUAL REPORT ON FORM 10-K

PART III
		Page
Item 10.	Directors and Executive Officers of the Registrant	72

Item 11.	Executive Compensation	77

Item 12.	Security Ownership of Certain Beneficial Owners and Management	80

Item 13.	Certain Relationships and Related Transactions	83

Item 14.	Principal Accountant Fees and Services	83

PART IV

Item 15.	Exhibits and Financial Statement Schedules	84

EX-10.4 WAVIER TO LOAN AGREEMENT DATED OCTOBER 28, 2005
EX-10.5 WAVIER TO LOAN AGREEMENT DATED NOVEMBER 11, 2005
EX-10.6 AMENDMENT NO. 1 TO WAVIER TO LOAN AGREEMENT DATED NOVEMBER 30, 2005
EX-10.7 AMENDMENT NO. 2 TO WAVIER TO LOAN AGREEMENT DATED DECEMBER 15, 2005
EX-10.15 BLOCKED ACCOUNT AGREEMENT DATED DECEMBER 30, 2003, WORLD AIRWAYS, INC.
EX-10.16 FIRST AMENDMENT TO BLOCKED ACCOUNT AGREEMENT DATED MAY 25, 2005, WORLD AIRWAYS, INC.
EX-10.17 BLOCKED ACCOUNT AGREEMENT DATED APRIL 27, 2005, NORTH AMERICAN AIRLINES, INC.
EX-10.18 BLOCKED ACCOUNT AGREEMENT DATED MAY 25, 2005, WORLD AIR HOLDINGS, INC.
EX-10.19 BLOCKED ACCOUNT AGREEMENT DATED MAY 25, 2005, NORTH AMERICAN AIRLINES, INC.
EX-12.1 STATEMENT REGARDING COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
EX-21.1 SUBSIDIARIES OF THE REGISTRANT
EX-23.1 CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, KPMG LLP
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

Throughout this Annual Report, all references to the “Company,” “World Air Holdings,” “we,” “us” and “our” refer to World Air Holdings, Inc., a Delaware corporation, and its wholly-owned subsidiaries including World Airways, Inc. (“World Airways”), North American Airlines, Inc. (“North American”), and World Risk Solutions, Ltd. (“World Risk Solutions”) unless otherwise indicated or the context otherwise requires.
PART I
Item 1. Business
World Airways, Inc. was reorganized into a holding company structure under the laws of the state of Delaware, effective January 10, 2005.
The accompanying consolidated financial statements include the accounts of World Air Holdings and its wholly owned subsidiaries, World Airways, North American, and World Risk Solutions. World Airways Parts Company, LLC is a wholly owned subsidiary of World Airways.
World Airways was organized in March 1948 and is a United States (“U.S.”) certificated air carrier. Air transportation operations account for 100% of World Airways’ operating revenues. World Airways provides long-range passenger and cargo charter and wet-lease air transportation serving the U.S. Government, international passenger and cargo air carriers, tour operators, international freight forwarders and cruise ship companies.
North American, a privately-held airline based in Jamaica, New York, was acquired by World Air Holdings on April 27, 2005. North American was organized in April 1989 and is a U.S. certificated air carrier. Air transportation operations account for 100% of North American’s operating revenues. North American provides passenger charter and wet-lease air transportation serving the U.S. Government, tour operators and other airlines. In addition, North American operates international scheduled passenger service in selected markets.
World Risk Solutions, a Bermuda corporation, was formed in November 2004 to improve risk management operations and to reduce insurance costs. World Risk Solutions provides certain insurance cost savings and enhanced risk management programs to the Company. All significant risks of loss are reinsured by large third party insurance companies.
The Company’s operating philosophy is to build on its existing relationships to achieve a strong platform for future growth, while at the same time expanding its commercial passenger and cargo business. World Air Holdings further supported this commercial expansion with the acquisition of North American in April 2005.
The Company executes its business model under two operating segments, World Airways and North American, in which air transportation operations account for 99.9% of World Air Holdings’ operating revenues.
World Airways Segment Performance
Information concerning the product mix of World Airways’ operating revenues is presented in the following table:

	Year Ended December 31,
World Airways	2005	2004	2003
	(in millions)
Passenger Charter Operations	$520.8	$432.6	$343.3
Cargo Charter Operations	99.9	69.1	128.5
Other	3.1	2.2	3.1
World Airways is highly dependent on revenues from the United States Air Force (“USAF”), and the loss of the USAF as a customer would have a material adverse effect on the Company. The USAF represented 76.6% in 2005, 77.5% in 2004, and 74.7% in 2003 as a percentage of segment revenues.
USAF. The Company has provided air transportation services, principally on an international basis, to the USAF since 1951. In exchange for pledges of aircraft to the Civil Reserve Air Fleet (“CRAF”) for use in times of national emergency, the USAF grants to CRAF participants awards of contracts to provide peacetime transportation of personnel and cargo.

The USAF assigns points to air carriers in proportion to the number and type of aircraft made available to the CRAF. The Company utilizes teaming arrangements with other carriers in order to consolidate points and maximize the value of potential awards. The USAF grants fixed contract awards for transportation to CRAF participants based on the number of points assigned. These “fixed” awards provide for known and determinable amounts of revenue to be received during the contract period, which runs from October 1 to September 30 of each year, in exchange for air transportation services. In addition, CRAF participants may be awarded additional revenue during the contract period for air transportation services required beyond those specified in the fixed awards. The Company refers to this additional revenue as “expansion” revenue.
The following table shows the original contract awards to World Airways for the contract fiscal year and actual revenues from the USAF for the three calendar years shown:

World Airways	2005	2004	2003
	(in millions)
Year ended September 30, Original contract award	$94.0	$125.8	$120.0
Year ended December 31, USAF revenue earned:
Fixed passenger	$102.4	$129.3	$73.6
Expansion passenger	375.0	255.7	207.1
Cargo fixed and expansion	0.2	5.7	74.0

Total USAF revenue earned	$477.6	$390.7	$354.7

World Airways had a total contract backlog of $308.3 million at December 31, 2005. Approximately 42.9% of this backlog relates to contracts with the USAF. World Airways had a backlog of $96.2 million at December 31, 2004. See Note 10 of the Company’s “Notes to Consolidated Financial Statements” in Item 8 for additional information regarding major customers and foreign source revenue.
The original contract for the fiscal year beginning October 1, 2005 and ending September 30, 2006 is $54.0 million for fixed flying for World Airways. The USAF contracts did not incorporate long-term expansion flying for fiscal years 2006, 2005 or 2004. It is expected that World Airways will receive additional expansion business during the fiscal year 2006 contract period for less predictable flying and other short notice requirements.
North American Segment Performance
Information concerning the product mix of North American’s operating revenues is presented in the following table:

Period April 28 to
North American	December 31, 2005
(in millions)
Passenger Charter Operations	$131.0
Passenger Scheduled Service	31.8
Other	0.5
North American is highly dependent on revenues from the USAF, and the loss of the USAF as a customer would have a material adverse effect on the Company.
North American’s principal customers and the percent of revenues from those customers, for the period April 28, 2005 through December 31, 2005 were as follows:

North American	2005
USAF	63.5%
Scheduled service	19.5%

USAF. The following table shows the original contract award to North American for the contract fiscal year and actual revenues from the USAF for the period April 28, 2005 through December 31, 2005.

North American	2005
(in millions)
Year ended September 30, Original contract award	$1.6
Period ended December 31, USAF revenue earned:
Fixed passenger	$1.6
Expansion passenger	102.0

Total USAF revenue earned	$103.6

North American had a total contract backlog of $26.6 million at December 31, 2005. Approximately 32.1% of this backlog relates to contracts with the USAF. See Note 10 of the Company’s “Notes to Consolidated Financial Statements” in Item 8 for additional information regarding major customers and foreign source revenue.
The original contract for the fiscal year beginning October 1, 2005 and ending September 30, 2006 is $7.3 million for fixed flying for North American. The USAF contracts did not incorporate long-term expansion flying for fiscal years 2006 or 2005. It is expected that North American will receive additional expansion business during the fiscal year 2006 contract period for less predictable flying and other short notice requirements.
Scheduled Service. North American provides non-stop scheduled service between New York John F. Kennedy International Airport (“JFK”) and Georgetown, Guyana with four round-trip flights per week. The service was increased to five round-trip flights per week for the summer season and daily service for the peak Christmas period (December 14, 2005 — January 9, 2006). On July 1, 2005, North American initiated new non-stop scheduled service between JFK and Accra, Ghana, which is currently the only non-stop scheduled service between the United States and Africa provided by a U.S. airline. This service was initiated with one round-trip flight per week. North American previously provided scheduled service between Oakland, California and Hawaii, but this service was discontinued effective September 1, 2005.
Available Information
The Company makes its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, available free of charge under the Investor Relations page on its website, www.worldairholdings.com, as soon as reasonably practicable after such reports are electronically filed with the Securities and Exchange Commission (“SEC”). In addition, the Company’s Code of Ethics for Chief Executive and Senior Financial Officers, which applies to the Company’s principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions, is posted on the Company’s website. The Company will disclose any amendments to, or waivers of, this Code of Ethics on its website.
The Company desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”). This Annual Report contains forward looking statements that are subject to risks and uncertainties including, but not limited to, those set forth under “Risk Factors” below or detailed from time to time in the Company’s periodic reports filed with the SEC. Such reports are available from the Company upon request. These various risks and uncertainties may cause the Company’s actual results to differ materially from those expressed in any of the forward looking statements made by, or on behalf of, the Company in this Annual Report.
Overview & Operating Environment
The Company’s core customers are the USAF Air Mobility Command (“AMC”), international freight and passenger airlines, freight forwarders, tour operators and individual customers served by its North American scheduled service. World Airways increases its potential customer base by being able to serve both passenger and cargo customers with its aircraft fleet. To the knowledge of the Company, no other U.S. charter airline flying wide-body aircraft serves both the passenger and cargo markets. Both World Airways and North American can respond to rapidly changing market conditions and requirements because each carrier’s fleet of passenger aircraft can be deployed in a variety of configurations.
Charter contracts that require the Company to supply an aircraft, operating crew, maintenance, and insurance are called “ACMI” or “wet-leases”, and the Company’s customers are responsible for other operating costs, including fuel. “Full service” charter contracts are those which, in addition to ACMI costs, the Company is responsible for most other costs associated with flight operations, including landing fees, ground handling and fuel. In general, fluctuations in the price of fuel has not had a significant impact on the Company’s operations due to provisions protecting against such risk contained in the Company’s military contracts and charter contracts with its customers, thereby limiting the Company’s exposure. The Company does have limited exposure to fuel price fluctuations for scheduled services operated by North American, which represented less than 5% of consolidated operating revenues for the year ended December 31, 2005. In 2005, full service and ACMI charter contracts represented 78% and 18% of total operating revenues, respectively. By comparison, full service charter contracts in 2004 represented 82% of total operating revenue, while ACMI contracts accounted for 18% of total operating revenues. This shift in revenue mix is due almost entirely to the inclusion of scheduled service revenue at North American. In any given year, the mix of full service versus ACMI can shift, depending on new contracts as well as the magnitude of flying for the USAF, which is classified as full service. The Company attempts to maximize profitability by entering into both ACMI contracts and full service agreements that meet the requirements of its customers. Under both types of contracts, the customer bears the risk of utilizing the passenger and/or cargo capacity of the aircraft.
The market for ACMI and full service charter business is highly competitive. The Company believes that the most important criteria for competition in the charter business include the range, as well as passenger and payload capabilities of the aircraft, in addition to the price, flexibility, quality and reliability of the air transportation service provided. The ability of the Company to compete depends, in part, upon its ability to provide the quality, dependable product that brings value to its customers.
Due to the high fixed costs of leasing and maintaining aircraft and the costs for cockpit crewmembers and flight attendants, the Company strives to increase utilization to enhance profitability. Although the Company’s preferred strategy is to enter into long-term contracts with customers, the terms of existing customer contracts are shorter than the terms of the Company’s lease obligations with respect to its aircraft. There is no assurance that the Company will be able to enter into additional contracts with new or existing customers or that it will be able to obtain enough additional business to fully utilize each aircraft. The Company’s financial position, results of operations or liquidity could be materially adversely affected by periods of low aircraft utilization and yields.
The Company has unsold capacity. However, the Company historically has been successful in obtaining additional business to utilize some or all of its available capacity. Although there can be no assurance that it will be able to secure additional business to utilize unsold capacity, the Company is actively seeking additional business for 2006 and beyond.
Aircraft Leases
The Company leases 100% of its aircraft fleet under operating lease agreements. World Airways’ operating fleet consists of 17 aircraft, of which ten are passenger aircraft and seven are freighter aircraft, with an average remaining base lease term of four years. North American’s operating fleet consists of eight aircraft, all of which are operated in passenger configurations, with an average remaining base lease term of three years.
Maintenance
Airframe and engine maintenance costs, which account for most of the Company’s maintenance expenses, typically increase as the aircraft fleet ages. The Company outsources major airframe maintenance and engine work to several suppliers.
Aviation Fuel
The Company incurs fuel expenses for full-service charter flights provided to customers and for scheduled service flights and military contracts. Military contracts and certain full service charter contracts contain terms that limit the Company’s exposure to increases in fuel prices. However, the terms of such contracts are renewed annually and take into consideration estimated market prices for fuel for the period under contract and are trued up based on actual fuel prices. Both the cost and availability of aviation fuel are subject to many economic and political factors as well as events occurring throughout the world and remain subject to various unpredictable economic and market factors that affect the supply of all petroleum products. Fluctuations in the price of fuel have historically not had a significant impact on the Company’s operations because, in general, World Airways’ charter contracts with its customers limit the Company’s exposure to increases in fuel prices. For the period ending December 31, 2005, these contracts covered approximately 97% of fuel purchased. North American’s overall fuel exposure is limited to scheduled service operations, which represented approximately 26% of its block hours from April 28 to December 31, 2005. Notwithstanding this limited exposure, substantial increases in the price or the unavailability of aviation fuel could have a material adverse effect on the Company.
The Company’s primary sources of aviation fuel are major oil companies serving commercial airports and United States military organizations at military bases. The Company’s current fuel purchasing policy provides for the purchase of fuel within seven days in advance of all flights based on current prices set by individual suppliers. The Company annually solicits quotes for prices of aviation fuel from a group of suppliers at commercial airports. Since the Company’s exposure to fuel is limited, the Company has to date chosen not to purchase fuel under long-term contracts or enter into futures or fuel swap contracts.
Regulatory Matters
Both World Airways and North American have been authorized to engage in commercial air transportation by the Department of Transportation (“DOT”) or its predecessor agencies. World Airways is currently authorized to engage in scheduled and charter air transportation to provide combination (persons, property and mail) and all-cargo services between all points in the U.S., its territories and possessions. It also holds worldwide charter authority for both combination and all-cargo operations. In addition, World Airways is authorized to conduct scheduled combination services to the foreign points listed in its DOT certificate and also holds certificates of authority to engage in scheduled all-cargo services to a number of foreign destinations. World Airways does not operate any scheduled service on its own behalf.
North American is currently authorized to engage in scheduled and charter air transportation to provide combination (persons, property and mail) services between all points in the U.S., its territories and possessions. It also holds worldwide charter authority for combination services. In addition, North American is authorized to conduct scheduled combination services to the foreign points listed in its certificate or as otherwise approved by the DOT. North American operates a limited number of scheduled services on its own behalf.
World Airways and North American are subject to the jurisdiction of the Federal Aviation Administration (“FAA”) with respect to aircraft maintenance, flight operations, equipment, aircraft noise, ground facilities, dispatch, communications, training, weather observation, flight time, crew qualifications, aircraft registration and other matters affecting air safety. The FAA requires air carriers to obtain an operating certificate and operations specifications authorizing the carriers to operate approved services to particular airports using specified equipment. These certificates and operations specifications are subject to amendment, suspension, revocation, or termination by the FAA. In addition, all of the Company’s aircraft must have certificates of airworthiness issued or approved by the FAA. World Airways and North American maintain separate FAA air carrier operating certificates and operations specifications under Part 121 of the Federal Aviation Regulations. The FAA has the authority to suspend temporarily or revoke permanently the authority of either certificate holder or its licensed personnel for failure to comply with regulations promulgated by the FAA and to assess civil penalties for such failures.
The Company believes World Airways and North American are in compliance in all material respects with all requirements necessary to maintain in good standing their operating authorities granted by the DOT and the air carrier operating certificates issued by the FAA. A modification, suspension, or revocation of any of either airline’s DOT or FAA authorizations or certificates could have a material adverse effect upon the Company. The airlines are also subject to state and local laws and regulations at locations where they operate and the regulations of various local authorities that operate the airports that each airline serves. Certain airport operations have adopted local regulations that, among other things, impose curfews and noise abatement regulations. While the Company believes both airlines are currently in compliance in all material respects with all appropriate standards and have all required licenses and authorities, any material non-compliance with such standards, or the revocation or suspension of licenses or authorities, could have a material adverse effect on the Company.
Several aspects of airline operations are subject to regulation or oversight by Federal agencies other than the DOT or FAA. For instance, labor relations in the air transportation industry are generally regulated under the Railway Labor Act, which vests the National Mediation Board (“NMB”) with certain regulatory powers relating to disputes between airlines and labor unions that arise under collective bargaining agreements. In addition, the Company is subject to the jurisdiction of other governmental entities, including (i) the Department of Homeland Security regarding aviation security matters and Customs and Border Protection, (ii) the Federal Communications Commission regarding its use of radio facilities pursuant to the Federal Communications Act of 1934, as amended, (iii) the Commerce Department, and the Animal and Plant Health Inspection Service of the Department of Agriculture regarding the Company’s international operations, (iv) the Environmental Protection Agency regarding compliance with standards for aircraft exhaust emissions and the disposition of hazardous materials, and (v) the Department of Justice regarding certain merger and acquisition transactions. The Company believes it is in substantial compliance with all applicable regulatory requirements.
The Company’s international operations are generally governed by a network of bilateral civil air transport agreements providing for the exchange of traffic rights between governments, which then select and designate air carriers authorized to exercise such rights. In the absence of a bilateral agreement, such international air services are governed by principles of comity and reciprocity. Bilateral provisions pertaining to the Company’s wet lease services vary considerably depending on the particular country. Most bilateral agreements into which the U.S. has entered permit either country to terminate the agreement with one year’s notification to the other. In the event a bilateral agreement is terminated, international air service between the affected countries is governed by the principles of comity and reciprocity.
Pursuant to federal law, no more than 25% of the voting interest in the Company, or either of its primary airline subsidiaries, may be owned or controlled by foreign citizens. In addition, under existing precedent and the applicable statutory requirements, actual control of the Company must reside with U.S. citizens. As a matter of regulatory policy, the DOT has stated that it would not permit aggregate equity ownership of a domestic air carrier by foreign citizens in an amount in excess of 49% (25% where the foreign investors are nationals of a country that does not have an open skies aviation bilateral agreement with the U.S.). The Company believes it fully complies as of the date hereof with U.S citizen ownership requirements.
Due to their participation in the CRAF program of the USAF, World Airways and North American are subject to inspections by the military approximately every two years as a condition of retaining their eligibility to perform military charter flights. The last such inspection at World Airways occurred in 2005, and it met the requirements for continued participation in the CRAF program. The next inspection at World Airways is anticipated to occur in 2007. The last such inspection at North American occurred in 2004, and it also met the requirements for continued participation in the CRAF program. The next inspection at North American is anticipated to occur in 2006. The USAF may terminate its contract with either of the Company’s operating airlines if (i) either airline fails to pass such inspection or otherwise fails to maintain satisfactory performance levels, (ii) either airline loses its airworthiness certificate, or (iii) the aircraft pledged to the contracts lose their U.S. registry or are leased to unapproved carriers.
Employees
As of December 31, 2005, the Company had 2,104 full-time equivalent employees.
The World Airways cockpit crewmembers and flight attendants are represented by the International Brotherhood of Teamsters (“IBT”) and are subject to separate collective bargaining agreements. The World Airways aircraft dispatchers, who are represented by the Transport Workers Union (“TWU”), are also subject to a collective bargaining agreement.
In January 2004, the North American cockpit crewmembers voted to be represented by the IBT. In August 2005, the North American flight attendants also voted to be represented by the IBT. Neither group has agreed to an initial contract.
The Company is unable to predict whether any of its employees not currently represented by a labor union will elect to be represented by a labor union or a collective bargaining unit. However, the Company is not aware of any other parties or group of employees who have indicated any intent of petitioning for such an election.
Profit Sharing
Employees of the Company are part of an annual profit sharing or incentive compensation program. Individual bonus payments at World Airways and North American are based on the financial results of the specific airline while payments for employees of World Air Holdings are based on the consolidated financial results of the Company.

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
The Company’s substantial operating lease obligations and debt limit its ability to fund general corporate requirements, limit its flexibility in responding to competitive developments and increase its vulnerability to adverse economic and industry conditions.
The Company has significant long-term obligations relating to operating leases in connection with its aircraft and spare engines and its leased real property. At December 31, 2005, these obligations totaled $507.1 million through 2010 and $213.7 million thereafter, which includes lease extensions and aircraft commitments signed by the Company as of June 30, 2006.
At December 31, 2005, the Company had $24.0 million of debt outstanding under the $30.0 million term loan (the “ATSB Loan”). On March 30, 2006 the Company prepaid the remaining principal balance of $24.0 million under the ATSB Loan with funding from its working capital.
Additionally on March 30, 2006, World Airways and North American entered into a Loan and Security Agreement with Wachovia Bank, National Association (“Wachovia”), for the issuance of loans and letters of credit up to $50.0 million subject to certain terms, conditions, and limitations. There are no amounts outstanding on this facility.
The covenants contained in the Company’s loan agreements and its operating leases may limit the Company’s financial and operating flexibility.
The ATSB and Wachovia loan agreements and the operating leases relating to some of the Company’s aircraft contain restrictive covenants that impose significant operating and financial restrictions on the Company. Under these loan agreements, the Company is subject to certain covenants pursuant to which the Company must satisfy various financial covenants requiring it to comply with certain financial ratios and capital expenditures restrictions.
The Company is subject to the following restrictions related to its debt and lease arrangements:
•	The Company is limited in its ability to obtain additional financing. Prior to the prepayment of the ATSB Loan, the Company was limited in its ability to obtain additional financing. Its indebtedness outstanding under the $30.0 million ATSB Loan was secured by substantially all of the Company’s assets. In addition, the ATSB Loan contained restrictive provisions that required prepayments in the event the Company sold any significant assets, received proceeds from future borrowings from other sources or the issuances of certain securities, or received net proceeds from insurance or condemnation.

The Company’s indebtedness under the Wachovia Loan and Security Agreement is secured by substantially all of the Company’s accounts receivables and other assets. In addition, the Wachovia agreement contains restrictive provisions from future borrowings from other sources or issuances of certain securities, or receipts of net proceeds from insurance or condemnation.

•	The Company’s ability to fund general corporate requirements, including capital expenditures, may be impaired. The Company has substantial obligations to pay principal and interest on its debt, lease payments, and other recurring fixed costs. Accordingly, the Company may have to use its working capital to fund such payments and other recurring fixed costs instead of funding general corporate requirements.

•	The Company’s ability to respond to competitive developments and adverse conditions may be limited. With a restricted ability to obtain additional financing and with substantial fixed costs, the Company may not be able to fund the capital expenditures required to remain competitive or to withstand prolonged adverse economic conditions.
These restrictions and requirements may limit the Company’s financial and operating flexibility. In addition, if the Company fails to comply with these restrictions or to satisfy these requirements, its obligations under the loan agreements and its operating leases may be accelerated. The Company cannot assure that it would be able to satisfy all of these obligations upon their acceleration. The failure to satisfy these obligations would materially adversely affect the Company’s business, operations, financial results or liquidity as well as the value of the Company’s common stock.
Fluctuations in interest rates could adversely affect the Company’s liquidity, non-operating expenses and financial results.
Under the Wachovia loan agreement, the Company’s borrowings bear interest at fluctuating rates. The applicable rate is determined by either the bank’s base lending rate, the Federal Funds Rate, the Eurodollar or London Interbank Offered Rate (“LIBOR”) plus an applicable percentage. The rates applicable to outstanding borrowings fluctuate based on many factors including, but not limited to, general economic conditions, and general interest rates, including the prime rate, and the supply of and demand for credit in the London interbank market. The Company has not hedged its interest rate exposure and, accordingly, the Company’s interest expense for any particular period may fluctuate. To the extent these rates increase, the Company’s interest expense will increase, in which event the Company may have difficulties making interest payments and funding its other fixed costs, and its available cash flow for general corporate requirements may be adversely affected.
If the Company loses the USAF as a customer, its business would be significantly adversely affected.
The Company is highly dependent on revenues from the USAF. Revenues from the USAF represented 73.8% and 77.5% of the Company’s total revenues for the years ended December 31, 2005 and 2004, respectively. The Company provides transportation services to the USAF under annual contracts. If the Company loses these contracts with the USAF, or if the USAF reduces substantially the amount of business it awards to the Company in a given year, the Company may not be able to replace the lost business and its financial condition and results of operations could be materially adversely affected. The Company believes that the USAF will continue to contribute a significant portion of the Company’s total revenues in 2006, but the lessening of military activities in connection with the conflicts in Iraq and Afghanistan could reduce the USAF’s demand for transportation services, which could negatively affect the Company’s results of operations in 2006 and beyond.
The Company’s non-military customers may cancel or default on their contracts with the Company.
Non-military customers that have contracted with the Company may cancel or default on their contracts, and the Company may not be able to obtain other business to replace the resulting loss in revenues. For the year ended December 31, 2005, the Company’s five largest non-military customers accounted for approximately 16.0% of its total operating revenues. If these contract customers cancel or default on their obligations and the Company is not able to obtain other business, its financial position, results of operations and liquidity could be materially adversely affected.
The Company’s business is dependent on the price and availability of aircraft fuel.
The cost of fuel is largely unpredictable and, while most of the Company’s contracts cover the cost of fuel, certain scheduled service business is subject to the impact of fuel price increases. Due to competition, the Company cannot always increase fares on these routes sufficiently to cover fuel price increases. Additionally, significant disruptions in the supply of aircraft fuel could have a negative impact on the Company’s operations and operating results.
If the Company’s mix of business creates lower yields relative to the cost per block hour, the Company’s business will suffer.
Due to the high fixed costs of leasing and maintaining the Company’s aircraft and the costs for cockpit crewmembers and flight attendants, each of the Company’s contracts must achieve an appropriate balance between utilization of the aircraft and yield in order to operate profitably. The Company looks to expand contracts with existing customers while at the same time searching for new opportunities that will allow the Company to increase both utilization and yields. The Company’s current contracts do not fully utilize all aircraft each day. New customer needs may not fit with the available time on each aircraft. The Company may not be able to charge a rate sufficient to cover the total cost of providing the service including overhead. The Company’s financial position, results of operations or liquidity could be materially adversely affected by periods of low aircraft utilization and low yields.
The Company may not be able to execute customer contracts that match aircraft lease lives to customer contract terms.

Although the Company’s preferred strategy is to enter into long-term contracts with its customers, the terms of the Company’s existing customer contracts are in most cases substantially shorter than the terms of the Company’s lease obligations with respect to its aircraft. The Company cannot provide assurance that it will be able to enter into additional contracts with new or existing customers or that the Company will be able to obtain enough additional business to fully utilize each aircraft over the remaining term of the Company’s leases for said aircraft. The Company’s financial position, results of operations or liquidity could be materially adversely affected by the mismatch of aircraft lease obligations and customer contracts.
In the event of an aircraft accident, the Company may incur substantial losses that may not be entirely covered by insurance.
The Company may incur substantial losses in the event of an aircraft accident. These losses may include the repair or replacement of a damaged aircraft, the consequent temporary or permanent loss of the aircraft from service, loss of business due to negative publicity, and claims of injured passengers and others and claims of persons for damaged or destroyed cargo.
The Company is required by company policy, contractual obligations with lessors, and the DOT to carry liability insurance. The Company currently maintains liability insurance for passengers and third party damages, excluding those caused by war or terrorist attacks, in the amount of $1.5 billion. In addition, the Company currently maintains liability insurance provided by the U.S. Government for passenger liability and third party damages caused by war or terrorist attacks in the amount of $1.5 billion per occurrence with an annual aggregate limit of $3.0 billion. Additionally, the Company carries aircraft hull, aircraft spare parts and leased engines insurance in amounts required by company policy and contractual obligations.
Although the Company believes its insurance coverage is adequate, it cannot provide assurance that the amount of its insurance coverage will not change or that the Company will not be forced to bear substantial losses from accidents or war or terrorist attacks. Substantial claims resulting from an accident could have a material adverse effect on the Company’s business, operations, financial results of operations and liquidity and could seriously inhibit customer acceptance of its services.
Additionally, should the Company experience an aircraft accident or if the U.S. Government were to discontinue war risk coverage, either event could cause the cost of insurance to increase substantially which could have a material adverse effect on its financial condition, results of operations or liquidity.
The Company’s aircraft could become more expensive to maintain, which may affect its profitability.
World Airways and North American are subject to regulation by the FAA, with respect to aircraft maintenance and other matters affecting air safety. Manufacturer Service Bulletins (“MSBs”) and FAA Airworthiness Directives (“ADs”) could cause aircraft operators to be subject to extensive aircraft inspections and/or modifications. It is possible that MSBs or ADs applicable to the types of aircraft or engines included in the Company’s fleet could be issued in the future. The Company cannot estimate the cost of possible compliance with new MSBs and/or ADs, but they could be substantial and could have a material adverse effect on the Company’s financial condition, results of operations or liquidity.
The failure of the Company’s contractors to provide essential services could harm its business.
World Airways and North American have agreements with contractors, including other airlines, to provide certain facilities and services required for its operations, including all of the Company’s off-wing engine maintenance and most airframe maintenance. The Company also has agreements with contractors to provide security, ground handling and personnel training. The failure of these contractors to provide essential services that are not otherwise entirely within the Company’s control could have a material adverse effect on its financial condition, results of operations or liquidity.
Many of the Company’s employees are represented by unions, and a prolonged dispute with the Company’s employees could have an adverse impact on its operations.
The cockpit crewmembers and flight attendants at both World Airways and North American are represented by the IBT.
The World Airways flight attendants are subject to a collective bargaining agreement that will become amendable in August 2006. Negotiations are expected to begin prior to the amendable date.

The World Airways aircraft dispatchers, who are represented by the TWU, are subject to a collective bargaining agreement that became amendable December 31, 2003. Fewer than 15 World Airways employees are covered by this collective bargaining agreement. In December 2005, World Airways reached a Tentative Agreement with the TWU, which was subsequently ratified by the dispatchers. The agreement will become amendable December 31, 2008.
North American and the IBT are presently in negotiations with the assistance of the NMB to conclude an initial cockpit crewmembers collective bargaining agreement. The North American flight attendants, who voted to be represented by the IBT in August 2005, have yet to begin negotiations on an initial contract.
The Company is not aware of any active effort to organize any other employee group and is unable to predict whether any of its other employees not currently represented by a labor union will elect to be represented by a labor union or collective bargaining unit. The election of such employees for union representation could result in employee compensation and working condition demands that could have a material adverse effect on the Company’s financial condition, results of operations or liquidity. The Company is unable to predict when an initial agreement will be reached with the North American cockpit crewmembers and flight attendants and whether the World Airways flight attendants will choose to renew their collective bargaining agreement in 2006.
The Company is subject to significant and increasing government regulation and oversight that can materially affect its ability to maintain or increase the level of air operations.
The Company is subject to government regulation and control under the laws of the United States and the various other countries in which it operates. The Company is also governed by bilateral air transport services agreements between the U.S. and the countries to which the Company provides airline services. The Company is subject to Title 49 of the United States Code under which the DOT and the FAA exercise regulatory authority. Additionally, foreign governments assert jurisdiction over air routes and fares to and from the U.S., airport operation rights and to access facilities. Due to World Airways’ and North American’s participation in the CRAF, both airlines are subject to inspections approximately every two years by the USAF as a condition of retaining their eligibility to provide military charter flights. The USAF may terminate its contract with either airline if the carrier fails to pass such inspection or otherwise fails to maintain satisfactory performance levels.
World Airways and North American periodically receive correspondence from the FAA with respect to minor noncompliance matters. While the Company believes that both World Airways and North American are currently in compliance in all material respects with all appropriate FAA standards and have obtained all required licenses and authorities, any material non-compliance with such standards or the revocation or suspension of licenses or authorities could have a material adverse effect on the Company’s financial condition, results of operations or liquidity.
The Company’s operating costs could increase as a result of past, current or new regulations that impose additional requirements and restrictions on air transportation operations.
The air transportation industry is heavily regulated. Both federal and state governments from time to time propose laws and regulations that impose additional requirements and restrictions on air transportation operations. Implementing these measures, such as aviation ticket taxes and passenger safety regulations, have increased operating costs for the Company and the air transportation industry as a whole. In addition, new security measures imposed by the Aviation and Transportation Security Act (the “Security Act”) or otherwise by the FAA as a result of terrorist attacks, are expected to continue to increase costs for the Company and the air transportation industry as a whole. Depending on the implementation of these and other laws and regulations, the Company’s operating costs could increase significantly. Certain governmental agencies, such as the DOT and the FAA, have the authority to impose mandatory orders, such as ADs, related to the Company’s aircraft, and impose civil penalties for violations of applicable laws and regulations, each of which can result in material costs and adverse publicity. The Company cannot predict which laws and regulations will be adopted or what other actions regulators might take. Accordingly, the Company cannot guarantee that future legislative and regulatory acts will not have a material impact on its operating results.
The air transportation industry and the markets the Company serves are highly competitive.
The market for outsourcing air passenger and cargo ACMI services, full service charter business and scheduled passenger services is highly competitive. The Company believes that the most important factors for competition in the ACMI outsourcing business are the age of the aircraft fleet, the passenger, payload and cubic capacities of the aircraft, and the price, flexibility, quality and reliability of the air transportation services provided. The Company’s competitors in the passenger charter market include Omni Air International, Miami Air and ATA Airlines and in the cargo charter market include Atlas Air (including Polar Air Cargo), Gemini Air Cargo, Evergreen and Centurion Air Cargo, as well as scheduled and non-scheduled passenger carriers that have substantial belly capacity. The Company’s ability to continue to grow depends upon its success in convincing major international airlines that outsourcing some portion of their passenger and cargo business remains more cost-effective than undertaking passenger or cargo operations with their own incremental capacity and resources.
The allocation of military air transportation contracts by the USAF is based upon the number and type of aircraft a carrier, alone or through a teaming arrangement, makes available for use in times of peace and national emergencies. The formation of competing teaming arrangements composed of larger partners than those sponsored by the Company, an increase by other air carriers in their commitment of aircraft to the CRAF program, or the withdrawal of the Company’s current partners, could adversely affect the size of the USAF contracts that may be awarded to the Company in future years.
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
The airline industry has incurred significant losses resulting in airline restructurings and bankruptcies, which could result in changes in our industry.
In 2005, the domestic airline industry as a whole reported its fifth consecutive year of losses, which is causing fundamental and permanent changes in the industry. These losses have resulted in airlines renegotiating or attempting to renegotiate labor contracts, reconfiguring flight schedules, furloughing or terminating employees, as well as considering other efficiency and cost-cutting measures. Despite these actions, several airlines have sought reorganization under Chapter 11 of the U.S. Bankruptcy Code permitting them to reduce labor rates, restructure debt, terminate pension plans and generally reduce their cost structure. It is foreseeable that further airline reorganizations, bankruptcies or consolidations may occur, the effects of which the Company is unable to predict. The Company cannot provide assurance that the occurrence of these events, or potential changes resulting from these events, will not have a material adverse effect on the Company’s financial condition, results of operations or liquidity.
The U.S. government ceasing to provide adequate war risk insurance could increase our operating costs and result in service delays and disruptions.
The U.S. government currently provides insurance coverage for certain claims resulting from acts of terrorism, war or similar events. Should this coverage no longer be offered, the coverage that may be available to the Company through commercial aviation insurers may have substantially less desirable terms, result in higher costs and not be adequate to protect the Company’s risk, any of which could have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

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
In May 2006, the common stock of the Company was delisted from the Nasdaq National Market and the Company’s common stock began trading on the Pink Sheets under the ticker symbol “OTC:WLDA.PK”. The Company has appealed the delisting decision. However, there is no assurance that the Company will prevail in its appeal of the delisting decision.
At June 15, 2006, there were outstanding warrants to purchase an aggregate of 2,156,001 shares of the Company’s common stock. Sales in the public market of shares issued upon the exercise of the Company’s outstanding warrants could adversely affect the market value of the Company’s stock.
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
Because World Airways and North American are U.S. certificated airlines, under applicable regulatory restrictions, no more than 25% of the Company’s voting stock may be owned or controlled, directly or indirectly, by persons who are not U.S. citizens. The Company’s Certificate of Incorporation and Bylaws provide that no shares of capital stock may be voted by or at the direction of persons who are not U.S. citizens unless such shares are registered on a separate foreign stock record. No shares of common stock owned by persons who are not U.S. citizens will be registered on the Company’s foreign stock record to the extent that the aggregate ownership by persons who are not U.S. citizens reflected in the foreign stock record would exceed 25% of the Company’s outstanding shares of common stock.
Item 2. Properties.
The Company leases office space in Peachtree City, Georgia, for its corporate headquarters and substantially all of the administrative employees of World Air Holdings and World Airways. The Company was obligated under a lease for office space in Herndon, Virginia, the location of its former headquarters. See Note 5 of the “Notes to Consolidated Financial Statements” in Item 8 for additional information. The Company leases office space in various other locations around the world.

Item 3. Legal Proceedings.
Prior to the acquisition by World Air Holdings, North American was a defendant in a legal action pending in California brought by a former pilot for various causes of action, including wrongful termination. In May 2006 North American and the plaintiff agreed to settle this matter with a full release, in exchange for $2.3 million cash consideration. This amount was accrued at December 31, 2005 and was paid in May 2006.
For competitive and economic reasons, effective as of January 2005 and February 2005, North American unilaterally reduced cockpit crewmember wages and other benefits in addition to modifying certain work rules. The IBT thereafter filed suit against North American in the United States District Court for the Northern District of California (San Francisco Division) seeking, among other things, a preliminary injunction against North American. Subsequently, the judge issued a written decision in North American’s favor. The IBT has appealed to the Ninth Circuit Court of Appeals. North American will continue to vigorously defend itself. However, the Company cannot give any assurance that an adverse result in this litigation will not have a material adverse effect on its financial condition, results of operations, or liquidity.
In the ordinary course of business, the Company is party to various other legal proceedings and claims which we believe are incidental to the operations of our business. Management believes that the ultimate outcome of these proceedings to which the Company is currently a party will not have a material adverse effect on the Company’s financial condition, results of operations or liquidity.
Item 4. Submission of Matters to Vote of Security Holders.
No matters were submitted to a vote of our security holders during 2005.
PART II
Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Company’s common stock traded on the Nasdaq National Market of The Nasdaq-Amex Market GroupSM under the symbol “WLDA” until the Company was notified by Nasdaq that effective May 22, 2006 the common stock of the Company would be delisted from the Nasdaq National Market. This action was the result of a Nasdaq hearing panel determining that the Company had not met the requirement that it be current in its required reporting obligations under Nasdaq Market Place Rule 4310(c)(14), principally because of the Company’s failure to make timely filings of its annual report on Form 10-K for the year ended December 31, 2005 and its quarterly report on Form 10-Q for the first quarter of 2006. The hearing panel determined not to grant the Company’s request for further extensions to file such reports. The Company appealed the decision of the hearing panel immediately to the Nasdaq Listing and Hearing Review Council. However, there is no assurance that the Company will prevail in its appeal of the delisting decision. Pending such appeal, the Company’s common stock began trading on May 22, 2006, on the Pink Sheets under the ticker symbol “OTC:WLDA.PK”.
The high and low bid prices of the Company’s common stock, as reported by Nasdaq, for each quarter in the last two years is as follows:

	Common Stock
	High	Low
2005
Fourth Quarter	$11.92	$9.21
Third Quarter	13.89	9.11
Second Quarter	11.90	5.85
First Quarter	8.45	5.63
2004
Fourth Quarter	7.15	5.01
Third Quarter	7.37	2.56
Second Quarter	4.24	2.68
First Quarter	4.27	3.24

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
The approximate number of shareholders of record at December 31, 2005 was 221, which number does not include those shareholders who hold shares in street name or nominee accounts.

Item 6. Selected Financial Data
The following selected financial data have been derived from the audited consolidated financial statements of the Company. The data should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and notes thereto.

	Year Ended December 31
	2005*	2004	2003	2002	2001
	(in thousands except per share data)
Results of operations:
Operating revenues	$787,138	$503,900	$474,850	$384,489	$317,866
Operating expenses	730,522	463,617	446,422	377,367	338,595
Operating income (loss)	56,616	40,283	28,428	7,122	(20,729)
Earnings (loss) before income taxes	51,601	34,032	19,123	2,041	(26,037)
Income tax expense	19,973	8,445	3,802	—	—
Net earnings (loss)	$31,628	$25,587	$15,321	$2,041	$(26,037)
Basic earnings (loss) per common share:	$1.40	$1.95	$1.37	$0.18	$(2.42)
Basic weighted average common shares outstanding	22,588	13,095	11,224	11,073	10,755
Diluted earnings (loss) per common share	$1.19	$1.09	$0.95	$0.18	$(2.42)
Diluted weighted average common shares outstanding	26,824	24,591	17,783	11,073	10,775
Financial Position:
Cash and cash equivalents	$46,202	$16,306	$30,535	$20,839	$18,878
Restricted cash, current and non-current	7,092	4,926	23,290	665	662
Total assets	260,646	179,317	157,301	117,262	112,229
Notes payable and long-term debt including current maturities	24,000	49,879	76,534	57,641	62,396
Stockholders’ equity (deficiency)	$86,838	$30,398	$(8,030)	$(28,867)	$(31,104)

*	Financial data above includes the results of North American from April 28, 2005 to December 31, 2005.
The following table provides statistical data, used by management in evaluating the operating performance of World Airways for the years ended December 31, 2005, 2004 and 2003:

World Airways	2005	2004	2003
Block hours	58,515	47,759	44,072
Operating aircraft at year end	17	16	18
Average available aircraft per day	16.6	16.0	16.9
Average daily utilization (block hours flown per day per aircraft)	9.7	8.1	7.1
The following table provides statistical data, used by management in evaluating the operating performance of North American for the period April 28, 2005 through December 31, 2005:

North American	2005
Block hours	17,175
Operating aircraft at year end	8
Average available aircraft per day	8.0
Average daily utilization (block hours flown per day per aircraft)	8.7

Item 7. Management’s Discussion and Analysis Of Financial Condition and Results Of Operations.
Management’s Discussion and Analysis of Financial Condition and Results of Operations presented below relates to the business, operations, financial results of operations and liquidity of World Air Holdings as reflected in its consolidated financial statements.
     Critical Accounting Policies and Estimates
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
The following are explanations of the Company’s critical accounting policies, the judgments and uncertainties affecting the application of these policies, and the likelihood that materially different amounts would be reported under different conditions or using different assumptions.
     Accounting for Aircraft Repair and Maintenance Costs
The Company’s maintenance costs, including Manufacturers Service Bulletins (“MSBs”) and FAA Airworthiness Directives (“ADs”), are expensed as incurred. Under this method, costs are recognized when maintenance services are completed and as nonrefundable maintenance payments required by lease agreements and when maintenance contracts with outside maintenance providers become due.
The Company’s aircraft are maintained by outside maintenance providers. In certain cases, aircraft maintenance costs are covered by maintenance “reserve” payments made to the lessors of the Company’s aircraft. In these cases, the Company is required to set aside funds monthly through nonrefundable payments to lessors to cover future maintenance work. After qualifying maintenance is completed, the Company records a maintenance receivable from the lessors and is reimbursed for amounts paid from the funds held by the lessors. The result of this arrangement is that the Company recognizes maintenance costs each month based on the amount of nonrefundable maintenance reserves required to be paid to its lessors (usually based on a rate per hour flown). In other cases, maintenance work does not qualify for reimbursement from lessor reserves. This may be due to the type of maintenance performed or whether the aircraft component being maintained is covered by a lease agreement. For maintenance that is not covered by lessor reserves, the Company recognizes the costs when maintenance services are completed. Therefore, these maintenance costs will fluctuate from period to period as scheduled maintenance work comes due or in the event unscheduled maintenance work must be performed. It is also important to note that aggregate maintenance reserves paid to each of the Company’s lessors may not be sufficient to cover actual maintenance costs incurred. In these cases, the Company incurs the cost of any shortfall when the maintenance services are completed and the costs are determinable.

Under certain circumstances, such as an accident or foreign object damage to an aircraft’s engine, the Company’s insurance providers cover a portion of the repair costs. The Company had $4.9 million and $4.7 million of accounts receivable related to insurance claims as of December 31, 2005 and 2004, respectively. These amounts are recorded only when it is probable that the Company will collect insurance proceeds.
     Losses on Contractual Lease Agreements
The Company was obligated through April 2006 under an operating lease for office space at its former headquarters in Herndon, Virginia, which it vacated in May 2001. The Company received rental income sufficient to offset its lease expense through March 2002, after which time no rental income was received except $0.4 million in 2003. The Company recognized a $1.1 million liability at December 31, 2004 for the costs that would continue to be incurred, without economic benefit to the Company, over the remaining term of its lease of this office space. During 2005, the Company reviewed its estimates and determined that an additional $1.0 million charge should be recorded to fully accrue for the remaining lease obligations, resulting in a $0.4 million balance at December 31, 2005. The liability is included in other accrued liabilities on the accompanying Consolidated Balance Sheets, and the expense is included in sales, general and administrative on the accompanying Consolidated Statements of Income.
     Impairment of Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. To the extent that the future undiscounted net cash flows expected to be generated from an asset are less than the carrying amount of the asset, an impairment loss will be recognized based on the difference between the asset’s carrying amount and its estimated fair market value. In the third quarter of 2004, the Company analyzed the commercial resale market for DC-10 aircraft parts. In conjunction with this, the Company also completed a study to identify excess spare DC-10 aircraft parts as a result of a reduced DC-10 aircraft fleet, as well as further anticipated returns of DC-10 aircraft to lessors. Based on the findings, a $1.5 million asset impairment of DC-10 parts was recorded during 2004.
Assets to be disposed of are reclassified as assets held for sale at the lower of their carrying amount or fair value less cost to sell. Assets held for sale at December 31, 2005 represent primarily excess DC-10 parts. Assets held for sale are expected to be disposed of by selling the assets within the next 12 months.
At December 31, 2005, management was not aware of any events or circumstances indicating the Company’s long-lived assets would not be recoverable.
     Goodwill and Intangible Assets
Under the purchase method of accounting, the total purchase price was allocated to North American’s net tangible and intangible assets based upon their estimated fair value at the date of acquisition with any amount paid in excess of the fair value of net assets recorded as goodwill. Intangible assets from the North American acquisition included the trademark, aircraft leases at market rates in excess of rental rates, Extended Range Two Engine Operations (“ETOPs”) and goodwill (see Item 8, Note 7 of the “Notes to Consolidated Financial Statements”). The Company accounted for the intangible assets of North American in accordance with Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), Goodwill and Other Intangible Assets. Pursuant to SFAS No. 142, goodwill and indefinite-lived intangibles, such as the trademark and ETOPS, are not amortized but are subject to periodic impairment reviews. The Company performed an annual impairment test as of October 1, 2005 for goodwill and indefinite-lived intangibles. This test indicated that goodwill and indefinite-lived intangibles were not impaired as of December 31, 2005.
The aircraft leases at market rates in excess of rental rates of $2.8 million are being amortized on a straight-line basis over approximately 31 months, which was the remaining life of the aircraft leases at the date of the North

American acquisition. Accumulated amortization was $0.7 million at December 31, 2005. For the years ending December 31, 2006 and 2007, the annual amortization expense is estimated to be $1.1 million and $1.0 million, respectively.
     Legal Accruals
The Company is subject to various legal proceedings and claims, the outcomes of which are subject to significant uncertainty. In the normal course of business, the Company is required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of possible losses. A determination of the amount of the accrued liabilities required, if any, for these contingencies is based on a careful analysis of each individual issue with the assistance of outside legal counsel. The required accruals may change in the future due to new developments in each matter or changes in approach such as a change in a settlement strategy in dealing with these matters.
     Allowance for Doubtful Accounts and Bad Debt Expense
In the normal course of business, the Company reviews its accounts receivable and uses judgment to assess its ability to collect receivables. Based on this assessment, an allowance for doubtful accounts is maintained for specifically identified accounts receivable deemed to be uncollectible. For those receivables not specifically identified, an allowance is maintained based upon the Company’s historical collection experience and current economic conditions. If the financial condition of the Company’s customers were to deteriorate and result in an impairment of their ability to make payments, additional allowances may be required.
During the year ended December 31, 2005, the Company recorded $1.0 million in bad debt expense related to accounts receivable from Gemini Air Cargo, Inc. which filed for bankruptcy on March 15, 2006. During the year ended December 31, 2004, the Company recorded $2.5 million in bad debt expense related to accounts receivable from TM Travel Services, Inc. (“TM Travel”), as the Company determined that TM Travel would not be able to meet its financial obligations and its accounts receivable from TM Travel were uncollectible. During the year ended December 31, 2003, the Company recorded $1.9 million of bad debt expense associated with air services provided to Ritetime Aviation Services and Travel, Inc. (“Ritetime”), as the Company determined that the accounts receivable from Ritetime would be uncollectible.
     Employee Benefit Plans
The Company provides a range of benefits to its employees and certain retired employees, including retirement plans, post-retirement health care and life insurance benefits. The annual amounts recorded within the Consolidated Financial Statements relating to these plans are determined by using various actuarial assumptions, such as discount rates, assumed rates of return on plan assets, compensation increases, turnover rates and health care cost trend rates. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. The Company believes that the assumptions utilized in recording its obligations under its plans, which are presented in Item 8, Note 8 of the “Notes to Consolidated Financial Statements”, are reasonable based on advice from its actuaries.
     Income Taxes
The Company’s effective tax rate is based on historical and anticipated future taxable income, statutory tax rates and tax planning opportunities available to the Company. Significant judgment is required in determining the effective tax rate and in evaluating the Company’s tax positions. Tax regulations require items to be included in the tax returns at different times than the items are reflected in the financial statements. As a result, the Company’s effective tax rate reflected in the Consolidated Financial Statements is different than that reported in its income tax returns. Deferred tax assets generally represent items that can be used as a tax deduction or credit in the Company’s tax returns in future years for which it has already recorded the tax benefit in the Consolidated Financial Statements. Deferred tax liabilities generally represent tax expense recognized in the Consolidated Financial Statements for which payment has been deferred, or expense for which a deduction has already been taken on the Company’s income tax returns but has not yet been recognized as an expense in the Consolidated Financial Statements.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowance, at December 31, 2005. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.
The Company’s effective tax rate approximated 38.7%, 24.8% and 19.9% for the years ended December 31, 2005, 2004, and 2003, respectively. The change in the tax rate for 2005 was a result of a minimal change in the valuation allowance for the deferred tax assets as compared to a significant reduction in the valuation allowance in 2004.
Overview and Results of Operations
Overview
The Company’s consolidated net earnings were $31.6 million for the year ended December 31, 2005, as compared to $25.6 million for the year ended December 31, 2004 and $15.3 million for the year ended December 31, 2003.
The Company’s consolidated net earnings for 2005 increased significantly from 2004 due to the increase in block hours at World Airways and the acquisition of North American effective April 27, 2005.
Results for each of these years were negatively impacted by various significant matters as summarized below:
2005
•	The California legal matter with a settlement cost of $2.1 million was accrued in 2005 (See Item 3. Legal Proceeding).

•	Approximately $5.6 million in professional fees associated with the acquisition of North American, including closing costs, legal, audit, and accounting fees and fees to outside consultants for post-acquisition resolution of issues, and costs related to the re-audit of North American’s financial statements for the year ended December 31, 2004, which are not included in the Company’s consolidated financial statements for the year ended 2004, tax guidance, staff augmentation, amendment and restatement of the Company’s Form 10-Q for the quarter ended June 30, 2005, preparation of the Form 10-Q for the quarter ended September 30, 2005 and other services. Additionally, approximately $1.4 million of professional fees were capitalized as part of the direct acquisition costs.

•	$1.8 million of costs associated with Sarbanes-Oxley compliance.

•	$1.2 million of non-cash charges related to the write-off and disposal of certain World Airways non-rotable fixed assets.

•	A $1.6 million non-cash adjustment for costs associated with post-retirement and life insurance benefits.

•	$1.0 million of bad debt expense associated with the bankruptcy filing of Gemini Air Cargo, Inc.

•	An increase in the Company’s effective tax rate from 24.8% to 38.7%.

•	$1.0 million liability for estimated losses based on contractual lease costs for the remaining term of the Company’s lease agreement for office space at its former headquarters in Herndon, Virginia.
2004
•	$2.6 million in legal expense related to a claim of a German tour operator from 1996.

•	$2.5 million of bad debt expense associated with air services provided to TM Travel.

•	$1.5 million related to asset impairment of DC-10 parts.

•	$1.1 million of personnel costs primarily associated with contractual obligations arising from the retirement of the Company’s former Chairman/CEO on May 6, 2004.

•	An increase in the Company’s effective tax rate from 19.9% to 24.8%.

•	$0.5 million liability for estimated losses based on contractual lease costs for the Company’s lease arrangement for office space at its former headquarters in Herndon, Virginia.
2003

•	Recording a loss on debt extinguishment of $3.0 million due to the issuance, on December 30, 2003, of $25.5 million principal amount of the Company’s 8% Convertible Senior Subordinated Debentures due 2009 (the “Debentures”) in exchange for $22.5 million principal amount of then outstanding 8.0% Convertible Senior Subordinated Debentures due 2004 (the “Old Debentures”) and $3.0 million in cash. This represented the difference between the fair value of the Debentures and the carrying amount of the Old Debentures extinguished.

•	$1.9 million of bad debt expense associated with air services provided to Ritetime.

•	A $1.7 million liability for estimated losses based on contractual lease costs (reduced by estimated sub-lease rentals) for the remaining term of the Company’s lease agreement for office space at its former headquarters in Herndon, Virginia.

•	$1.3 million paid for fees and expenses associated with the termination of the Wells Fargo Foothill, Inc. loan facility (“Foothill Loan Facility”).

•	A $0.5 million write-off of deferred issuance fees related to the Foothill Loan Facility.
The Company accomplished the following achievements in 2005:
•	Completed the formation of a holding company structure with World Air Holdings formally established in January 2005, allowing flexibility for potential growth and development.

•	Completed the all cash acquisition of North American effective April 27, 2005.

•	Consolidated revenue surpassed $787 million, representing a 56.2% increase over 2004.

•	Increased block hours for World Airways by 22.5% over 2004.

•	Increased ACMI cargo block hours at World Airways by 74.8% over 2004.

•	Increased average daily aircraft utilization to 9.7 hours in 2005 compared to 8.1 hours per day in 2004 for World Airways.

•	Converted all Debentures to equity.
Results of Operations
Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
The consolidated financial statements for the Company include North American’s results from April 28 through December 31, 2005. The comparative financial information shown below is derived from World Air Holdings consolidated financial statements for the year ended December 31, 2005.
Operating Revenues. Operating revenues increased $283.2 million, or 56.2%, to $787.1 million in 2005 from $503.9 million in 2004. The higher operating revenue was primarily attributable to a $86.9 million increase in flying under the World Airways contract with the USAF, as well as an increase of $39.5 million in commercial cargo ACMI flying. These increases were offset by lower commercial full-service cargo revenue of $3.1 million and commercial passenger revenue of $5.3 million than in 2004. Additionally, North American revenues were $163.3 million.
Two key variables that impact World Airways’ operating revenues are total block hours and revenue per block hour:

			Increase/	%
World Airways	2005	2004	(Decrease)	Change
Total block hours	58,515	47,759	10,756	22.5%
Revenue per block hour	$10,659	$10,551	$108	1.0%
The revenue per block hour increased on average due to a slightly higher AMC mix than in 2004.

North American’s total block hours and revenue per block hour for the period April 28 to December 31, 2005 are as follows:

North American
Total block hours	17,175
Revenue per block hour	$9,510
Operating Expenses
Total consolidated operating expenses increased $266.9 million or 57.6% to $730.5 million in 2005 from $463.6 million in 2004. Below is the Company’s operating expense per block hour:

World Airways	2005	2004	Increase/ (Decrease)	% Change
Operating expense per block hour	$9,742	$9,707	$35	0.3%

North American
Operating expense per block hour	$9,444
Flight Operations
Flight operation expenses include all costs related directly to the operation of the aircraft other than maintenance, aircraft rent, insurance and fuel. Also included are expenses related to flight dispatch and flight operations administration. Consolidated flight expense increased $61.4 million, or 39.1%, in 2005 to $218.5 million from $157.1 million in 2004. The impact of North American on flight expense for 2005 was $44.5 million. World Airways flight costs were higher by $16.9 million primarily due to increases in the following areas:
•	$6.7 million in cockpit crew costs;

•	$3.6 million related to catering costs;

•	$2.6 million in flight attendant costs;

•	$1.3 million in passenger liability insurance expense;

•	$1.1 million in flight communication cost; and

•	$1.6 million is non-cash cost associated with the post-retirement and life insurance benefits.
The higher flight costs for World Airways are directly attributable to the overall increase in total block hours. In addition, flight attendant block hours increased 4.0% year over year, and pilot and flight attendant headcount also increased. Catering costs were also impacted by a change in layover location on almost all AMC expansion flights through Europe. Previously, the military had facilitated operations through Germany with a lower cost supplier, but the military no longer supports commercial operations through Frankfurt, Germany. As a result, most AMC expansion flights through Europe now stop in Shannon, Ireland, where the cost structure is more expensive.
Maintenance
Consolidated maintenance expenses increased $37.8 million in 2005, or 49.7% to $113.8 million compared to $76.0 million in 2004. North American represented $19.7 million of the increase. World Airways incurred higher maintenance expenses principally due to the following:
•	$6.9 million in engine maintenance reserve expense due to higher block hours; and

•	$8.8 million in engine overhaul expense.
In 2004, World Airways’ maintenance expense included a $1.5 million charge due to the impairment charges relating to DC-10 parts.

Aircraft Rent and Insurance
Consolidated aircraft costs, which include aircraft rent and insurance, increased $32.4 million, or 42.0%, to $109.6 million in 2005 compared to $77.2 million in 2004. The increase reflects $22.5 million of cost related to North American and an increase of $9.9 million related to World Airways. This is primarily due to the three additional MD-11 aircraft added to the fleet in late 2004 and in 2005, as well as short-term leasing of additional spare engines during 2005.
Fuel
Consolidated fuel expenses increased $94.0 million, or 126.2%, to $168.5 million in 2005 from $74.5 million in 2004. The inclusion of North American in consolidated results accounted for $40.4 million of the increase. For World Airways, a majority of this increase is due to more full service military flying for the USAF. Fuel prices increased 45.2% in 2005 compared to 2004. However, fluctuations in the price of fuel did not have a significant impact on operating income in 2005 because World Airways’ contracts with its customers provided for a pass-through of fuel costs of 97.2% of fuel purchased. North American’s exposure to fuel prices is limited to scheduled service operations, which accounted for 25.6% of North American’s block hours since its acquisition on April 27, 2005.
Commissions
Consolidated commissions increased $12.9 million, or 55.1%, to $36.3 million in 2005 compared to $23.4 million in 2004. North American represented $4.7 million of this increase. The Company pays commissions on scheduled passenger service for North American to credit card companies and travel agencies. Commissions for World Airways are based on a percentage of military revenues and are paid to the AMC team. World Airways’ commissions increased $8.2 million primarily due to more military revenue associated with the USAF contracts in 2005.
Sales, General and Administrative
Consolidated sales, general and administrative expenses increased $24.3 million, or 50.3%, to $72.6 million in 2005 from $48.3 million in 2004. The increase reflects $26.6 million of cost related to North American and a decrease of $2.3 million of costs related to World Air Holdings, World Airways, and World Risk Solutions. This was primarily due to certain events related to 2004:
•	$1.4 million lower bad debt expense due to better accounts receivable management; and

•	$2.1 million lower fringe benefit expense, group insurance and workers’ compensation due to negotiations with insurance and benefit providers.
These decreases were partially offset by professional fees and other costs associated with the acquisition of North American, increased audit fees, and costs associated with Sarbanes-Oxley compliance efforts. Also, included in 2004 were $1.1 million of personnel costs associated with contractual obligations arising from the retirement of the Company’s former Chairman/CEO on May 6, 2004.
Legal Expense — California Matter
The Company recorded legal expense of $2.1 million in 2005 representing the settlement in 2006 of a wrongful termination lawsuit brought by a former pilot at North American.
Other Income (Expense)
Consolidated other income (expense) net, decreased $1.3 million to $5.0 million in 2005 compared to $6.3 million in 2004. The decrease in 2005 for World Airways was due to the following:
•	$0.8 million interest expense due to the conversion of the Debentures; and

•	$0.5 million interest income due to higher interest rates.

Income Tax Expense
Consolidated income tax expense increased $11.5 million to $19.9 million in 2005 from $8.4 million in 2004. The effective tax rate for the year ended December 31, 2005 was 38.7% compared to an effective tax rate of 24.8% for the year ended December 31, 2004. For further information regarding this matter, see Item 8, Note 9 of the “Notes to Consolidated Financial Statements”. The change in the tax rate for 2005 was a result of a minimal change in the valuation allowance for deferred tax assets as compared to a significant reduction in the valuation allowance for 2004.
Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
The comparative financial information shown below is derived from World Air Holdings’ consolidated financial statements for the year ended December 31, 2004, which does not include the results of operations for North American.
Operating Revenues. Consolidated operating revenues increased $29.1 million, or 6.1%, to $503.9 million in 2004 from $474.8 million in 2003. The higher operating revenue was primarily attributable to a $36.0 million increase in flying under contracts with the USAF, as well as an increase of $27.4 million in commercial cargo ACMI flying. These increases were offset by lower commercial full-service cargo revenue of $19.7 million and commercial passenger revenue of $13.9 million. Two key variables that impact the amount of operating revenues are listed below:

World Airways	2004	2003	Difference	% Change
Total block hours	47,759	44,072	3,687	8.4%
Revenue per block hour	$10,551	$10,774	$(223)	(2.1)%
The revenue per block hour decreased on average due to the growth of ACMI cargo as a percentage of total block hours flown.
Operating Expenses.
Consolidated operating expenses increased to $463.6 million in 2004 from $446.4 million in 2003, or 3.9% year over year. Below is information on the Company’s operating expense per block hour:

World Airways	2004	2003	Increase/ (Decrease)	% Change
Operating expense per block hour	$9,707	$10,129	$(422)	(4.2%)
Flight Operations
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
These increases were partially offset by a net $2.8 million decrease in catering/passenger/landing/handling expenses.
These higher flight costs are directly attributable to the overall increase in total block hours. In addition, flight attendant block hours increased 15.9% year over year, in addition to pilot and flight attendant headcount increases. Flight costs in 2004 also included $4.6 million of expense for crew profit sharing bonuses, which is stipulated in the union contracts, compared to $3.7 million in 2003.
Maintenance
Consolidated maintenance expenses stayed level at $76.0 million in 2004 compared to $75.5 million in the same period of 2003. The Company had decreases in the following areas:
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
Aircraft Rent and Insurance
Consolidated aircraft costs decreased $8.2 million, or 9.6%, in 2004 to $77.2 million from $85.5 million in 2003. This decrease was due to the restructuring of several MD-11 leases, as well as the return of two DC-10 cargo aircraft in the first half of 2004. This decrease was partially offset by aircraft rent expense associated with two additional MD-11 aircraft. One aircraft was added at the end of the first quarter of 2003, and the other was added later in the year. Both are under power-by-the-hour operating leases.
Fuel
Consolidated fuel expenses decreased $2.0 million, or 2.6%, in 2004 to $74.5 million from $76.5 million in 2003. This decrease was primarily due to lower military cargo block hours, compared to the previous year, coupled with the fact that military cargo block hours were contractually set at a higher rate per gallon. Fuel expense did increase in the fourth quarter of 2004 compared to the previous year. The FY 2005 AMC contract, which began on October 1, 2004, specified that fuel costs would be set at a higher rate per gallon than the prior year’s contract. Fluctuations in the price of fuel did not have a significant impact in 2004 because the Company’s contracts with its customers covered 95% of fuel purchased and thereby limited the Company’s exposure to increases in fuel prices.
Commissions
Consolidated commissions increased $5.9 million, or 34.0%, to $23.4 million in 2004 compared to $17.4 million in 2003. This increase was due to more military flying in 2004. In 2003, the Company was not required to pay commissions on USAF missions flown under the CRAF activation order.
Sales, General and Administrative
Consolidated sales, general and administrative expenses increased $8.1 million, or 20.2%, to $48.3 million in 2004 from $40.2 million in 2003. The increase in 2004 was primarily attributable to the following:
•	$4.4 million (net) of higher wages and benefits due primarily to:

-	July 2003 salary increases;

-	Increased headcount;

-	Higher worker’s compensation expense; and

-	Additional medical claims paid or accrued for administrative employees.
•	$2.6 million provision for litigation related to a claim of a German tour operator from 1996;

•	$2.5 million of bad debt expense related to air services provided to TM Travel;

•	$1.1 million higher accrual for profit sharing payments to administrative employees; and

•	$1.1 million of personnel costs primarily associated with contractual obligations arising from the retirement of the Company’s former Chairman/CEO on May 6, 2004.
These increases in 2004 were partially offset by the $0.9 million credit associated with a reduction in the accrued liability related to costs of exiting the former office space in Herndon, Virginia. In 2003, the Company recorded $1.9 million of bad debt expense associated with air services provided to Ritetime in the fourth quarter of 2003.
Other Income (Expense)

Consolidated other income (expense) net, decreased by $3.1 million in 2004 compared with 2003. In 2003, the Company recorded the following:
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
These decreases were offset by $1.4 million of expense in 2004 related to the amortization of guarantee fees, which are associated with the $30.0 million ATSB Loan closed on December 30, 2003.
Liquidity and Capital Resources
At December 31, 2005, the Company had $47.0 million of cash and cash equivalents and short-term investments compared to $50.0 million at December 31, 2004. The acquisition of North American in April 2005 represented a cash cost of $36.2 million of World Air Holdings, less North American’s unrestricted cash of $8.6 million. Restricted cash, current and non-current, was $7.1 million at December 31, 2005, which consisted of $4.2 million for letters of credit that had to be collateralized, $2.1 million of prepayments from customers for flights that are scheduled to be flown within 30 days of the balance sheet date (unearned revenue) and approximately $0.8 million held by the courts in the Dominican Republic. Restricted cash was $4.9 million at December 31, 2004, which consisted of $4.8 million for letters of credit and $0.1 million related to unearned revenue. The restricted cash balance at December 31, 2004 included a $1.0 million letter of credit that was issued on behalf of TM Travel and provided to an insurance company to support surety bonds issued to the Department of Transportation (“DOT”) and the State of Hawaii. No monies were drawn from the two surety bonds, and they expired in July 2004. The letters of credit were cancelled in the first quarter of 2005, and the cash collateral was reclassified to unrestricted cash.
Cash Flows from Operating Activities
Operating activities provided $33.9 million in cash for the year ended December 31, 2005 as compared to $25.2 million in 2004. The cash provided in 2005 principally reflects the $31.6 million net earnings, a $5.1 million increase in cash due to changes in operating assets and liabilities other than trade accounts receivable, and net non-cash statement of operations charges of $12.2 million, offset by a $15.0 million decrease due to an increase in trade accounts receivable.
Cash Flows from Investing Activities
Investing activities used $1.1 million in cash for the year ended December 31, 2005, compared to using $21.6 million in 2004. In 2005, $26.9 million in net cash was used by the Company to acquire North American. Cash flow from investing activities also includes the proceeds from disposals of equipment and property of $0.2 million and the sale and purchase of short-term investments, which decreased by a net amount of $32.8 million during 2005 compared to an increase of $19.6 million in the prior year.
World Air Holdings’ capital expenditures for 2005 were approximately $7.2 million, principally for the purchase of aircraft-related assets. Expenditures included the installation of satellite communication equipment in all of World Airways’ MD-11 aircraft, which will totally automate voice and data exchange from the aircraft to the operations center and data bases. The Company financed these capital expenditures through internally generated funds.
In April 2005, World Air Holdings purchased North American for approximately $34.8 million in an all-cash transaction plus direct acquisition costs of $1.4 million. Although this was a significant use of cash, the Company believes that it will be able to provide sufficient cash from operations in order to meet normal funding requirements. See Item 8, Note 7 of the “Notes to Consolidated Financial Statements” for additional information.
The following is a reconciliation of the purchase price paid for North American to the net acquisition cost:

Cash paid for acquisition of North American	$34,750
Direct acquisition cost	1,408

Total cash cost	36,158
Less:
North American cash and cash equivalents at April 27, 2005	(8,640)
Adjustment to distribution made to Seller to cover tax payments as provided in Stock Purchase Agreement	(565)

Total cash used to acquire North American	$26,953

Cash Flows from Financing Activities
Financing activities used $2.9 million in cash for the year ended December 31, 2005. This was principally due to the use of $1.7 million of cash to pay contractual aircraft rent obligations to a lessor and a $6.0 million principal repayment of the ATSB Loan. These amounts were partially offset by proceeds from the exercise of warrants and stock options of $2.5 million and $2.3 million, respectively. For the year ended December 31, 2004, financing activities used $3.7 million, which was primarily due to the $7.2 million used to repay the contractual aircraft rent obligations to a lessor, partially offset by proceeds related to the exercise of warrants and stock options of $2.5 million and $1.5 million, respectively.
In the first quarter of 2005, The Boeing Company exercised warrants to purchase 1,000,000 shares of common stock at $2.50 per share. In addition, the ATSB exercised warrants to purchase 111,111 shares, and pursuant to the net exercise provisions of the warrants, received 76,345 shares of the Company’s common stock.
On February 22, 2005, World Air Holdings issued a notice of redemption of its Debentures, giving the holders until March 22, 2005 to exercise their conversion rights at a conversion price of $3.20 per share. The holders converted all of the Debentures outstanding by March 22, 2005. Future annual interest expense has been reduced by approximately $2.0 million due to the conversion of all of the Debentures.
At December 31, 2005, the Company’s current assets were $156.2 million and its current liabilities were 148.0 million. The ratio of the Company’s current assets to its current liabilities (“current ratio”) was approximately 1.1:1.
Description of Certain Indebtedness
On December 30, 2003, the Company issued $25.5 million aggregate principal amount of the Debentures in exchange for $22.5 million aggregate principal amount of the then outstanding Old Debentures and $3.0 million in cash. The Company called for redemption the remainder, or $18.0 million aggregate principal amount, of the Old Debentures and redeemed the Old Debentures on January 28, 2004. Interest on the Debentures was payable semi-annually on June 30 and December 30 of each year. The Debentures were convertible, at any time, into the Company’s common stock at a conversion price of $3.20 per share. The Debentures were redeemable by the Company at 100% of the principal amount on or after December 30, 2004 if the average closing price of the Company’s common stock was equal to or greater than 200% of the conversion price for 20 of 30 consecutive trading days, and on or after December 30, 2005 if the average closing price of the Company’s common stock was equal to or greater than 150% of the conversion price for 20 of 30 consecutive trading days. On or after December 30, 2006, the Debentures were redeemable at any time at 100% of the principal amount regardless of the stock price. In February 2005, after satisfying the requirement applicable to the redemption of the Debentures on or after December 30, 2004, World Air Holdings issued notice to the holders of its debentures that it had elected to redeem for cash all of the outstanding Debentures on March 24, 2005, plus any accrued and unpaid interest. The holders of the Debentures had until the close of business on March 22, 2005 to exercise their conversion rights at a conversion price of $3.20 per share, plus any accrued and unpaid interest. All of the outstanding Debentures were converted by March 22, 2005.
In addition on December 30, 2003, the Company closed the $30.0 million ATSB Loan of which 90.0% (“Tranche A Loan”) was guaranteed by the ATSB and 10.0% (“Tranche B Loan”) was guaranteed by another third party. The Company’s obligations under the loan agreement were secured by substantially all of the assets of the Company and its subsidiaries. The Tranche A Loan bore an interest rate equal to the lender’s weighted average cost of issuing commercial paper plus 0.5% per annum. The Tranche B Loan bore interest at a rate equal to LIBOR plus 1.0% per annum. Interest on the ATSB Loan was payable semi-annually on June 12 and December 12 of each year. At December 31, 2005, the blended rate on both Tranches approximated 4.5%. The Company was required to pay semi-annually in advance guarantee fees commencing on the date of the closing of the ATSB Loan (a) to the ATSB at an annual rate of 4.5% of the principal amount of the Tranche A Loan scheduled to be outstanding for the interest periods ending on June 12 and December 12, 2004, increasing by 0.5% each year for subsequent semi-annual interest periods through December 12, 2008; and (b) to the guarantor of the Tranche B Loan at an annual rate of 3.0% of the principal amount of the Tranche B Loan scheduled to be outstanding for the interest periods ending on June 12 and December 12 through December 12, 2008.
On December 31, 2005, the Company’s indebtedness of $24.0 million outstanding under its $30.0 million ATSB Loan was secured by substantially all of the Company’s assets. The ATSB Loan contained restrictive covenants that imposed significant operating and financial restrictions on the Company. Under the agreement governing the ATSB Loan, the Company was subject to certain covenants requiring it to maintain a certain amount of unrestricted cash or cash equivalents and to comply with certain financial ratios as well as certain negative covenants.
In order to complete the acquisition of North American in April 2005, the Company was required to seek a waiver of certain restrictions under the ATSB Loan. In exchange for the waiver, the Company agreed to certain modifications including changing the minimum cash covenant and a revised principal repayment schedule. The new schedule required payments of $6.0 million in December 2005 (which was made), $5.0 million each in June and December 2006 and 2007 respectively, and a final payment of $4.0 million in June 2008.
During the third and fourth quarters of 2005 and subsequently in 2006, the Company obtained waivers of violations of covenants under the ATSB Loan related to the failure to timely file an amended Current Report on Form 8-K/A to provide 2004 audited results for North American, for filing the second quarter Form 10-Q without a completed SAS 100 review by the Company’s independent auditors and for failing to timely file the third quarter Form 10-Q. The amended Current Report on Form 8-K/A providing 2004 audited results for North American was subsequently filed on October 20, 2005. The second and third quarter Form 10-Q filings were subsequently filed on February 21, 2006. The Company also obtained waivers with respect to violations of covenants related to (i) its failure to timely deliver monthly officer’s certificates and financial statements, and (ii) failure to maintain balances in certain bank accounts below the permitted aggregate maximum balance. The waiver for these violations expired on March 15, 2006. The Company also obtained a waiver of its earlier violation of investment limitations and related cash equivalent requirements, and failure to obtain certain bank account control agreements.
On March 30, 2006 the Company prepaid the remaining principal balance of $24.0 million under the ATSB Loan with working capital. The Company has recorded the $24.0 million outstanding balance as a current liability as of December 31, 2005 in the Consolidated Balance Sheets due to covenant violations. As a result of this prepayment, during the first quarter of 2006, the Company will expense $2.3 million in unamortized debt issuance cost and unamortized warrant costs associated with the ATSB Loan.
Additionally on March 30, 2006, World Airways and North American entered a Loan and Security Agreement with Wachovia, for the issuance of loans and letters of credit up to $50.0 million subject to certain terms, conditions, and limitations. The facility matures in March 2008. The Wachovia loan agreement contains restrictive covenants that imposed significant operating and financial restrictions on the Company. Under the Wachovia loan agreement, the Company’s borrowings bear interest at fluctuating rates. The applicable rate is determined by either the bank’s base lending rate, the Federal Funds Rate, the Eurodollar or London Interbank Offered Rate (“LIBOR”) plus an applicable percentage. The rates applicable to outstanding borrowings fluctuate based on many factors including, but not limited to, general economic conditions, and general interest rates, including the prime rate, and the supply of and demand for credit in the London interbank market. There are no amounts outstanding on this facility. (See Item 8, Note 4 of the “Notes to the Consolidated Financial Statements”).
Contractual Cash Obligations and Other Commitments and Contingencies
The Company has significant long-term obligations relating to operating leases for aircraft and spare engines. In 2002 and 2001, the Company paid amounts less than its original contractual aircraft rent obligations pursuant to agreements with its lessors that amended the terms of the original aircraft lease agreements to provide for the future repayment of the unpaid contractual rent obligations. In April 2005, the Company made a final payment of $1.7 million related to these unpaid contractual aircraft rent obligations. In the first quarter of 2004, the Company reached an agreement with one of its MD-11 aircraft lessors to restructure certain leases. In exchange for reduced fixed monthly lease rates and a reduction in lease term, the Company agreed to an annual restructuring fee based on net income. Payments commenced in 2005 based on 2004 results, and continue through the lease terminations in 2011, which will be paid in 2012. Over the term of the agreement, the total obligation of the Company is limited to $24.2 million on a cumulative basis. In individual years, the cash payment is capped at $1.6 million in 2005, $3.6 million per year for 2006 through and including 2011, and $1.0 million in 2012. Although cash disbursements are capped each year, due to the cumulative nature of the agreement, expense recognized in a given year may differ from the related cash obligation to be disbursed in the following year. During the second quarter of 2005, the Company and the lessor agreed to a definitive methodology used to calculate the restructuring fee. As a result, the Company recognized a credit of $0.7 million related to the expense recorded during 2004. Also in April 2005, the Company paid $1.6 million of this liability based on 2004 results.

Due to significant operating losses, as of September 1, 2005, North American discontinued its scheduled service between Oakland, California and Hawaii and therefore, in October 2005 North American closed its Oakland base. Certain immaterial costs were incurred to close office locations, move equipment, facilitate employee relocations and accommodate passengers affected by the discontinuance of service. Refunds were issued to all passengers holding tickets for flights after September 1, 2005 and the aircraft were reassigned to more profitable military business.
Due to its bankruptcy filing, Delta Air Lines rejected and terminated certain subleases with World Airways, as lessee, for three MD-11 aircraft. In October 2005, World Airways signed a forbearance agreement, to extend the leases, with the Indenture Trustee, who represented the owners of the aircraft, to prevent the repossession of the aircraft until November 30, 2005 and this forbearance agreement was subsequently extended until March 31, 2006. The lease payments prior to the bankruptcy were based on block hours flown, while the maximum monthly lease payment during the interim period was $0.3 million per aircraft. On March 31, 2006, World Airways signed lease agreements with the new owner for two of the three aircraft, which will keep the aircraft in the World Airways fleet through March 2008. On May 2, 2006 World Airways signed a lease agreement with the new owner for the remaining MD-11 aircraft, with a lease term expiring in December 2007.
North American was a defendant in a legal action pending in California brought by a former pilot for various causes of action, including wrongful termination. In May 2006, North American and the plaintiff agreed to settle this matter with a full release, in exchange for $2.3 million of cash consideration. The Company recorded $2.1 million of expense in 2005, and payment of $2.3 million was made in May 2006.
The following table presents aggregated information about the Company’s contractual obligations at the date of issuance:

	Payment Due by Period
Contractual		1	2-3	4-5	More than
Obligations	Total	Year	Years	Years	5 Years
	(in thousands)
ATSB Loan	$24,000	$24,000	$—	$—	$—
Operating leases	720,785	111,911	224,473	170,694	213,707
Accrued post-retirement benefits	7,709	421	1,166	1,616	4,506

Total	$752,494	$136,332	$225,639	$172,310	$218,213

Contractual obligations include lease extensions and aircraft commitments signed by the Company as of June 30, 2006.
The Company’s aircraft leases require the Company to pay certain maintenance reserves for airframes, engines, auxiliary power units and landing gears based on flight hours. Certain return conditions also must be met prior to returning the aircraft to the lessor. The Company also pays maintenance fees to certain maintenance providers for auxiliary power units based on flight hours. The aggregate amount the Company paid and expensed in 2005 for maintenance reserves for airframes, engines, auxiliary power units and landing gears and maintenance fees for auxiliary power units was $45.3 million.
The ATSB Loan and certain of the Company’s aircraft operating leases contain restrictive covenants that impose significant operating and financial restrictions. Under the agreement governing the ATSB Loan, the Company was subject to certain covenants requiring it to maintain a certain amount of unrestricted cash or cash equivalents and to comply with certain financial ratios. In addition, the agreement governing the ATSB Loan also contained a number of negative covenants, including, but not limited to, restrictions on:
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
Additionally on March 30, 2006, World Airways and North American entered into a Loan and Security Agreement with Wachovia, for the issuance of loans and letters of credit up to $50.0 million subject to certain terms, conditions, and limitations, including, but not limited to, restrictions on:
•	Liens on the Company’s property or Company guarantees, subject to certain conditions;

•	Paying cash dividends, issuing capital stock, warrants, or options for cash, except as otherwise permitted;

•	Certain sale-leaseback transactions;

•	Engaging in certain transactions with affiliates or certain asset sales;

•	Engaging in any business unrelated to the Company’s existing business;

•	Consolidating, merging with or into another entity or selling substantially all of the Company’s assets unless certain conditions are satisfied;

•	Amending any material contract that would result in a material adverse effect; and

•	The creation of any lien or contract impairing the lender’s right to recover collateral during an event of default.
     These restrictions and requirements may limit the Company’s financial and operating flexibility. In addition, if the Company fails to comply with these restrictions or to satisfy these requirements, its obligations under the loan agreement and its operating leases may be accelerated. The Company cannot assure its stockholders that it would be able to satisfy all of these obligations upon acceleration. The failure to satisfy these obligations would materially adversely affect the Company’s business, operations, financial results or liquidity as well as the value of the Company’s common stock. There are no amounts outstanding on this facility.
Although there can be no assurances, the Company believes that the combination of its existing contracts and additional business that it expects to obtain, along with its existing cash and financing arrangements, will be sufficient to allow the Company to meet its cash requirements related to operating and capital requirements through 2006.
The FAA has issued and proposed a number of Airworthiness Directives (“ADs”) that will require the Company to make modifications to its aircraft. They are as follows:
•	the modification of thrust reversers on the Company’s DC-10-30 aircraft by October 2006 that is estimated to cost approximately $0.7 million per aircraft and is scheduled on two DC-10 aircraft; and

•	the modification of the high pressure compressor with “ring case configuration” on the Company’s MD-11 engines, which at December 31, 2005 were 52% complete. The first compliance deadline is to have 66% of the fleet operating engines completed by August 31, 2006 with the remaining engines to be completed by June 2009. These modifications are expected to cost approximately $0.3 million per engine.
The Company expects to finance the cost of compliance with ADs through internally generated funds. The estimated future total cost of these modifications based on the Company’s current fleet is $7.9 million as of December 31, 2005.
Recently Issued Accounting Standards
Statement of Financial Accounting Standards No. 123(R), Share-Based Payments (“SFAS No. 123R”) supersedes Accounting Principal Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) and revises guidance in Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). Among other things, SFAS No. 123(R) requires that compensation expense be recognized in the financial statements for share-based awards based on the grant date fair value of those awards. It will also require the benefits associated with tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as currently required. The Company adopted SFAS No. 123(R) on January 1, 2006. Consequently, the Company will use the modified prospective method and therefore will not restate its prior period results. SFAS No. 123(R) will apply to new share-based awards and to unvested stock options outstanding on the effective date and issuances under the Company’s stock purchase plan. Unrecognized non-cash stock compensation expense related to unvested options outstanding as of December 31, 2005 was approximately $0.4 million and will be recorded over the remaining vesting period of approximately two years. The Company currently utilizes the Black-Scholes option pricing model to estimate the fair value for the above pro forma calculations. The Company intends to continue to use the Black-Scholes model upon adoption on January 1, 2006.
In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections.” SFAS 154 requires that, when a company changes its accounting policies, it must apply the change retrospectively to all prior periods presented, unless impracticable, instead of a cumulative effect adjustment in the period of the change. SFAS 154 may also apply when the FASB issues new rules requiring changes in accounting. However, if the new rule allows cumulative effect treatment, it would take precedence over SFAS 154.
Other Matters
Inflation
The Company believes that neither inflation nor changing prices have had a material effect on the Company’s results of operations during the past three years.
Corporate Headquarters
In 2004, the Company that owned the building containing World Air Holdings’ corporate headquarters, with respect to which World Airways’ previous Chairman and CEO was a principal, sold the building to a real estate investment trust. In conjunction with this transaction, the Company executed a new 15-year lease that provides for reduced rental rates and increased flexibility for expansion. Before approving the terms of the new lease, the Company’s Board of Directors retained an independent law firm to provide a comparative analysis and a national, commercial real estate firm to independently verify that the new lease terms did not have a material incremental financial impact on the Company. Obligations for rent under the lease aggregating $11.3 million at December 31, 2005 are included with the future lease payments for operating leases in Note 5 of the “Notes to Consolidated Financial Statements” in Item 8. The Company incurred $1.2 million of rental expense in 2005, $1.1 million of rental expense in 2004, and $1.3 million of rental expense in 2003, related to the lease.
In June 2003, the Georgia Department of Revenue approved the Company’s application for the Georgia Headquarters Job Tax Credit (the “HQC”). The HQC is available for corporate taxpayers (a) establishing or relocating their headquarters to Georgia, (b) investing a minimum of $1 million in certain property, and (c) employing a minimum number of new full-time employees in the State of Georgia that pay at or above a required wage level. This credit may be used for either corporate state income tax or payroll withholding tax. The Company recorded $655,000 and $760,000 of tax credits in 2005 and 2004, respectively which reduced the Company’s payroll tax expense. If the Company continues to meet the statutory requirements for each year that it is eligible, its total potential future net estimated benefit could be in excess of $2.0 million on a pre-tax basis.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The Company is subject to certain market risks, including commodity prices (i.e., aircraft fuel) and interest rates. The adverse effects of certain changes in these markets pose a potential loss as discussed below. The sensitivity analyses do not consider the effects that such adverse changes may have on overall economic activity, nor do they consider additional actions that the Company may take to mitigate its exposure to such changes. Actual results may differ. See Item 8, “Notes to Consolidated Financial Statements”, for a description of the Company’s policies and additional information.
Aircraft fuel: North American’s results of operations are affected by changes in the price and availability of aircraft fuel. Based on the Company’s 2006 projected fuel consumption for scheduled service and maintenance ferries, a 10% increase in the average price per gallon of fuel would increase fuel expense for 2006 by approximately $2.2 million annually. The Company does not currently purchase fuel under long-term contracts or enter into futures or swap contracts.

World Airways is not exposed to commodity price risks except with respect to the purchase of aircraft fuel. Fluctuations in the price of fuel have not had a significant impact on World Airways’ operations in recent years because, in general, World Airways’ charter contracts with its customers limit the Company’s exposure to increases in fuel prices.
Interest rates: Under the ATSB Loan, based on the balance outstanding at December 31, 2005, each 1% change in the benchmark interest rate would have increased or decreased the Company’s pre-tax annual interest cost by approximately $300,000. At December 31, 2005, the scheduled remaining required payments were $5.0 million each in June and December 2006 and 2007, respectively and a final payment of $4.0 million in June 2008. On March 30, 2006 the Company prepaid the remaining principal balance of $24.0 million under the ATSB Loan with working capital.
Additionally on March 30, 2006, World Airways and North American entered into a Loan and Security Agreement with Wachovia, for the issuance of loans and letters of credit up to $50.0 million subject to certain terms, conditions, and limitations. Under the Wachovia loan agreement, the Company’s borrowings bear interest at fluctuating rates. The applicable rate is determined by either the bank’s base lending rate, the Federal Funds Rate, the Eurodollar or London Interbank Offered Rate (“LIBOR”) plus an applicable percentage. The rates applicable to outstanding borrowings fluctuate based on many factors including, but not limited to, general economic conditions, and general interest rates, including the prime rate, and the supply of and demand for credit in the London interbank market. There are no amounts outstanding on this facility.
Foreign currency exchange rate risks: Although some of the Company’s revenues are derived from foreign customers, all revenues and substantially all expenses are denominated in U.S. dollars. The Company maintains minimal balances in foreign bank accounts to facilitate the payment of expenses.

Item 8. Financial Statements and Supplementary Data
WORLD AIR HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$46,202	$16,306
Restricted cash	6,262	4,926
Short-term investments	827	33,650
Trade accounts receivable, less allowance for doubtful accounts of $1,643 at December 31, 2005 and $209 at December 31, 2004	57,235	43,280
Other receivables	21,564	9,102
Prepaid expenses and other current assets	20,246	8,335
Deferred tax assets	3,846	6,685

Total current assets	156,182	122,284
Equipment and property
Flight and other equipment	81,206	84,514
Less: accumulated depreciation and amortization	47,480	51,321

Net equipment and property	33,726	33,193
Goodwill and other intangible assets
Goodwill	25,370	—
Other intangible assets, net of accumulated amortization of $740 at December 31, 2005	7,355	—

Net goodwill and other intangible assets	32,725	—
Long-term deposits	28,298	18,237
Other assets and deferred charges, net of accumulated amortization of $3,558 at December 31, 2005 and $2,019 at December 31, 2004	9,715	5,603

Total assets	$260,646	$179,317

WORLD AIR HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	(in thousands except share
	amounts)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$24,000	$6,000
Accounts payable	50,757	35,482
Current portion of accrued rent	4,700	5,489
Current portion of deferred rent	2,455	3,242
Unearned revenue	16,512	6,293
Accrued maintenance	9,739	4,179
Accrued salaries, wages and profit sharing	25,576	20,463
Accrued taxes	5,534	8,482
Other accrued liabilities	8,727	1,861

Total current liabilities	148,000	91,491

Long-term debt, net of current maturities	—	43,879
Deferred gain from sale-leaseback transactions, net of accumulated amortization of $4,857 at December 31, 2005 and $4,269 at December 31, 2004	650	1,645
Accrued post-retirement benefits	6,995	4,081
Accrued and deferred rent, net of current portion	14,551	5,615
Deferred income taxes	3,612	2,208

Total liabilities	173,808	148,919

Stockholders’ equity
Preferred stock, $.001 par value (5,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock, $.001 par value (100,000,000 shares authorized; 25,002,645 shares issued and 23,921,402 shares outstanding at December 31, 2005; 17,430,023 shares issued and 16,348,780 shares outstanding at December 31, 2004)	25	18
Additional paid-in capital	67,770	42,712
Retained earnings	32,153	525
Deferred stock-based compensation	(253)	—
Treasury stock, at cost (1,081,243 shares at December 31, 2005 and 2004)	(12,857)	(12,857)

Total stockholders’ equity	86,838	30,398

Commitments and contingencies (Note 12)	—	—
Total liabilities and stockholders’ equity	$260,646	$179,317

See accompanying Notes to Consolidated Financial Statements

WORLD AIR HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2005	2004	2003
	(in thousands except per share amounts)
Operating revenues
Flight operations	$783,939	$501,698	$471,824
Other	3,199	2,202	3,026

Total operating revenues	787,138	503,900	474,850

Operating expenses
Flight	218,498	157,147	143,640
Maintenance	113,769	76,004	75,513
Aircraft costs	109,562	77,243	85,487
Fuel	168,526	74,474	76,488
Flight operations subcontracted to other carriers	2,928	1,812	2,454
Commissions	36,265	23,352	17,433
Depreciation and amortization	6,286	5,283	5,239
Sales, general and administrative	72,588	48,302	40,168
Legal expense — California matter	2,100	—	—

Total operating expenses	730,522	463,617	446,422

Operating income	56,616	40,283	28,428
Other income (expense)
Interest expense	(4,467)	(5,139)	(5,223)
Interest income	1,173	584	370
Other, net	(1,721)	(1,696)	(4,452)

Total other income (expense)	(5,015)	(6,251)	(9,305)

Earnings before income tax expense	51,601	34,032	19,123
Income tax expense	19,973	8,445	3,802

Net earnings	$31,628	$25,587	$15,321

Basic earnings per share
Net earnings	$1.40	$1.95	$1.37

Weighted average shares outstanding	22,588	13,095	11,224
Diluted earnings per share
Net earnings	$1.19	$1.09	$0.95

Weighted average shares outstanding	26,824	24,591	17,783

See accompanying Notes to Consolidated Financial Statements

WORLD AIR HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)

		Additional	Retained	Deferred Stock-	Treasury	Total
	Common	Paid-In	Earnings/	Based	Stock, at	Stockholders’
	Stock	Capital	(Deficit)	Compensation	Cost	Equity/(Deficit)
Balance at December 31, 2002	$12	$24,361	$(40,383)	$—	$(12,857)	$(28,867)

Exercise of 344,100 stock options	1	298	—	—	—	299
Fair market value of warrants issued	—	4,792	—	—	—	4,792
Tax benefit of stock option exercises	—	240	—	—	—	240
Amortization of warrants	—	185	—	—	—	185
Net earnings and comprehensive earnings	—	—	15,321	—	—	15,321

Balance at December 31, 2003	13	29,876	(25,062)	—	(12,857)	(8,030)
Exercise of 1,583,088 stock options	2	1,505	—	—	—	1,507
Exercise of warrants for 1,021,994 shares	1	2,499	—	—	—	2,500
Tax benefit of stock option exercises	—	1,221	—	—	—	1,221
Amortization of warrants	—	185	—	—	—	185
Issuance of 2,322,500 shares upon debt conversion	2	7,426	—	—	—	7,428
Net earnings and comprehensive earnings	—	—	25,587	—	—	25,587

Balance at December 31, 2004	18	42,712	525	—	(12,857)	30,398
Exercise of 835,975 stock options	—	2,353	—	—	—	2,353
Exercise of warrants for 1,076,345 shares	1	2,499	—	—	—	2,500
Tax benefit of stock option exercises	—	1,465	—	—	—	1,465
Amortization of warrants	—	143	—	—	—	143
Issuance of 5,660,302 shares upon conversion of debt	6	18,119	—	—	—	18,125
Stock-based compensation-accelerated vesting	—	176	—	—	—	176
Award of deferred stock-based compensation	—	303	—	(303)	—	—
Amortization of deferred stock-based compensation	—	—	—	50	—	50
Net earnings and comprehensive earnings	—	—	31,628	—	—	31,628

Balance at December 31, 2005	$25	$67,770	$32,153	$(253)	$(12,857)	$86,838

See accompanying Notes to Consolidated Financial Statements

WORLD AIR HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2004	2003
	(in thousands)
Cash and cash equivalents at beginning of year	$16,306	$16,535	$5,839
Cash flow from operating activities
Net earnings	31,628	25,587	15,321
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	6,286	5,283	5,239
Deferred gain recognition	(588)	(1,132)	(1,132)
Charges related to impairment of property and equipment	—	1,500	—
Loss on disposals of equipment and property	1,331	987	408
Tax benefit of stock option exercises	1,465	1,221	240
Amortization of warrants and debt issuance costs	2,024	2,019	943
Deferred income taxes	(463)	(4,750)	—
Provision for doubtful accounts	1,622	13	(59)
Loss on debt extinguishment	(88)	—	2,989
Other	676	(169)	185
Changes in operating assets and liabilities, exclusive of acquisitions:
Accounts receivable	(15,187)	(20,949)	(2,996)
Restricted cash	1,464	364	(22,625)
Deposits, prepaid expenses and other assets	(18,825)	(1,187)	(1,461)
Accounts payable, accrued expenses and other liabilities	21,742	13,616	7,289
Unearned revenue	768	2,747	2,570

Net cash provided by operating activities	33,855	25,150	6,911

Cash flows from investing activities
Purchases of equipment and property	(7,161)	(2,034)	(2,773)
Net (purchases) and sales of short term investments	32,823	(19,650)	1,000
Proceeds from disposals of equipment and property	192	35	18
Acquisition of North American, less cash acquired	(26,953)	—	—

Net cash provided by (used in) investing activities	(1,099)	(21,649)	(1,755)

Cash flows from financing activities
Decrease in notes payable	—	—	(17,096)
Decrease in restricted cash due to repayment of debt	—	18,000	—
Repayment of debt	(6,000)	(18,000)	—
Proceeds from exercise of stock options	2,353	1,507	299
Proceeds from exercise of warrants	2,500	2,500	—
Proceeds from issuance of debentures due in 2009, net of debentures due in 2004 exchanged	—	—	3,000
Proceeds from ATSB guaranteed term loan	—	—	30,000
Payment of debt issuance costs	—	(541)	(2,245)
Repayment of aircraft rent obligations	(1,713)	(7,196)	(8,418)

Net cash provided by (used in) financing activities	(2,860)	(3,730)	5,540

Net increase (decrease) in cash and cash equivalents	29,896	(229)	10,696

Cash and cash equivalents at end of year	$46,202	$16,306	$16,535

Supplemental information:
Interest paid	$2,820	$3,121	$4,662
Income taxes paid	$15,121	$6,981	$3,819
Conversion of the Company’s convertible senior subordinated debentures to common stock	$18,125	$7,428	$—

See accompanying Notes to Consolidated Financial Statements

WORLD AIR HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Summary of Significant Accounting Policies
Organization
The Consolidated Financial Statements include the accounts of World Air Holdings, Inc. (“World Air Holdings” or the “Company”), and its wholly-owned subsidiaries, World Airways, Inc. (“World Airways”), North American Airlines, Inc. (“North American”), and World Risk Solutions, Ltd. (“World Risk Solutions”). World Airways Parts Company LLC is a wholly-owned subsidiary of World Airways. The Company acquired North American, a privately held airline based in Jamaica, New York, on April 27, 2005. All significant inter-company accounts and transactions have been eliminated in consolidation.
Effective January 10, 2005, World Airways was reorganized into a holding company structure, which was effected through a merger conducted pursuant to Section 251(g) of the General Corporation Law of the State of Delaware, which does not require stockholder approval. All of the outstanding shares of common stock of World Airways, par value $.001 per share, were converted on a share-for-share basis into shares of common stock of World Air Holdings, par value $.001 per share (the “common stock”), and all stockholders of World Airways became stockholders of World Air Holdings through a non-taxable transaction. Stock certificates representing shares of common stock of World Airways are deemed to represent shares of common stock of World Air Holdings until exchanged in the ordinary course as a result of transfers for stock certificates bearing the name of World Air Holdings. Airline operations account for 99.9% of World Air Holdings’ operating revenues.
World Airways was organized in March 1948 and is a U.S. certificated air carrier. Air transportation operations account for 100% of World Airways’ operating revenue. World Airways provides long-range passenger and cargo charter and wet-lease air transportation, serving the U.S. Government, international passenger and cargo air carriers, tour operators, international freight forwarders and cruise ship companies (see Note 10).
North American was organized in April 1989 and is a U.S. certificated air carrier. Air transportation accounts for 100% of North American’s operating revenues. North American provides passenger charter and wet-lease air transportation serving the U.S. Government, tour operators, and other airlines. In addition, North American operates scheduled passenger service in selected markets (see Note 10).
World Risk Solutions, a Bermuda corporation, was formed in November 2004, with the objective of providing certain insurance cost savings, enhanced risk management programs, and better loss control practices to the Company.
Financial Statement Reclassifications
Certain items in prior year consolidated financial statements included herein have been reclassified to conform to the 2005 financial statement presentation.
The consolidated Company reclassified its investment in auction rate securities as short-term investments. These auction rate securities, for which interest rates reset in less than 90 days (7 days to 30 days) but the maturity date is greater than 90 days, were included in cash and cash equivalents before the reclassification. In the Consolidated Statement of Cash Flows for the period ended December 31, 2005, 2004 and 2003, changes in the amounts of “Short-term investments” are classified as cash flows from investing activities. The Company considers these short-term investments as available-for-sale.
Segment Information
The Company has two reportable segments: World Airways and North American. The Company operates and manages these companies as two distinct operating segments, and prepares separate financial statements for each that are reviewed by senior management at World Air Holdings, as well as the chief operating officer and other management at the operating company level. Financial and other information for the year ended December 31, 2005 by reporting segment is set forth below (in thousands). North American’s financial results for the year ended December 31, 2005 have been included from April 28, 2005, the date following the acquisition of North American, to December 31, 2005.

	Year Ended December 31, 2005
			World Air
			Holdings, World
	World	North	Risk Solutions, and
	Airways	American	Eliminations	Total
Total revenue	$623,719	$163,333	$86	$787,138
Operating expense	570,059	162,201	(1,738)	730,522
Operating income	$53,660	$1,132	$1,824	$56,616
Total assets	$176,165	$78,274	$6,207	$260,646
Depreciation and amortization expense	$5,181	$1,105	$—	$6,286
Capital expenditures	$6,579	$577	$5	$7,161
Total block hours	58,515	17,175	—	75,690
In 2004, the Company operated as a single segment. The Company acquired North American in 2005 and considered North American a separate segment.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Important estimates include asset lives, valuation allowances, (including but not limited to, those related to receivables, inventory, intangibles, and deferred taxes), income tax accounting, self insurance employee benefits, and legal liabilities.
Cash, Cash Equivalents and Restricted Cash
The Company considers all liquid investments purchased with an original or remaining maturity of 90 days or less to be cash equivalents. At December 31, 2005, current restricted cash of $6.3 million consists of amounts required for letters of credit that have to be secured by cash collateral, and prepayments from charter customers for flights to be flown. Long-term restricted cash at December 31, 2005, includes approximately $0.8 million of funds held in escrow in the Dominican Republic for North American, which is reported on the Consolidated Balance Sheets in other assets and deferred charges, net. At December 31, 2004, current restricted cash included $4.9 million required for letters of credit to be secured by cash collateral.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalents. The Company places cash and cash equivalents with high-quality institutions. At times, such amounts are in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. As of December 31, 2005 and 2004, such excess over FDIC insurance limits amounted to approximately $58.7 million and $55.2 million, respectively.
Concentration of credit risk with respect to accounts receivable is limited due to the large number of scheduled passengers and the relatively small number of full service and ACMI customers the Company serves, including the U.S. military, which accounts for 73.8% of revenues.
Short-Term Investments
Short-term investments consist of auction rate securities with auction reset periods of less than 12 months, classified as available-for-sale securities and stated at fair value.

Trade Accounts Receivable and Other Receivables
Accounts receivable are due primarily from the U.S. Government, tour operators, major credit card processors, international passenger and cargo air carriers, international freight forwarders and cruise ship companies. Other receivables include insurance claims, maintenance reserve billings to lessors and other miscellaneous receivables. In the normal course of business, the Company reviews its accounts receivable and uses judgment to assess its ability to collect these receivables. Based on this assessment, an allowance for doubtful accounts is maintained for specifically identified accounts receivable deemed to be uncollectible. Collateral is generally not required on accounts receivable.
Certain receivables and payables, without the right of offset, are recorded on the Consolidated Balance Sheets as gross amounts. This treatment applies to, but is not limited to, receivables from lessors, maintenance reserve reimbursements, and payables for the corresponding maintenance costs.
Fair Value of Financial Instruments
The following methods and assumptions were used to estimate the fair value of each class of financial instruments at December 31, 2005.
•	Cash and cash equivalents; short-term investments; restricted cash; accounts receivable; accounts payable; and accrued expenses
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and accounts receivable. The Company maintains cash and cash equivalents and short-term investments with various high credit-quality financial institutions or in short-duration, high quality debt securities. Investments are stated at fair value, which approximates cost. The Company periodically evaluates the relative credit standing of those financial institutions that are considered in our investment strategy. The estimated fair value of accounts receivable approximates their carrying value. The estimated fair value of short-term investments approximates their carrying value. There were no realized or unrealized gains or losses on the Company’s available-for-sale securities for the years ended December 31, 2005, 2004 or 2003. The Company uses specific identification of securities for determining gains or losses. The Company held no available-for-sale securities at December 31, 2005. The carrying value of accounts payable and accrued expenses approximated fair value because of the short maturity of these financial instruments.
•	Long-term Debt
The estimated fair value of the Company’s variable rate $30.0 million term loan facility, with an outstanding balance at December 31, 2005 of $24.0 million, approximated the carrying value of the debt since the variable interest rates are market based, and the Company believes such debt could have been refinanced on materially similar terms.
Note 4 to the Consolidated Financial Statements contains information about the carrying value and fair value determination at inception with respect to the Company’s 8.0% Convertible Senior Subordinated Debentures due in 2009 (the “Debentures”). The Debentures, in the principal amount of $25.5 million, were recorded at their estimated fair market value of $28.5 million at the time of their issuance in December 2003. During 2004, conversions reduced the principal amount of the outstanding Debentures by $7.4 million. In February 2005, World Air Holdings issued notice to the holders of the Debentures that it had elected to redeem for cash all of the Debentures. The debenture holders had to exercise their conversion rights by March 24, 2005 at a conversion price of $3.20 per share plus accrued and unpaid interest. All of the outstanding Debentures were converted by March 22, 2005. The $19.9 million carrying value of the Debentures at December 31, 2004 approximated the fair value of these financial instruments because of the short period of time to the date fixed for redemption.
Long-Term Operating Deposits
Long-term operating deposits of $28.3 million at December 31, 2005, consisted of aircraft and engine (flight equipment) deposits of $27.2 million and building and miscellaneous deposits of $1.1 million. At December 31, 2004, long-term operating deposits of $18.2 million consisted of aircraft and engine deposits of $17.8 million and building and miscellaneous deposits of $0.4 million.

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets include insurance premiums, rent and fuel that are paid in advance as well as short-term deposits and assets held for sale.
Additionally, prepaid expenses and other current assets include inventories consisting of expendable and recoverable aircraft spare parts. These items are stated at the lower of cost or market using the average cost method. Allowances for obsolescence are provided over the estimated useful life of the related aircraft and engines or the term of the related aircraft leases, whichever is shorter.
Revenue Recognition
Military revenues are recognized as air transportation services are provided on a per leg basis. Charter revenues are initially recorded as a component of unearned revenue at the time of sale and recognized as revenue when air transportation services are provided on a per leg basis. Passenger ticket sales for scheduled service are initially recorded as a component of unearned revenue, and revenue derived from ticket sales is recognized on a per leg basis at the time the service is provided. Non-refundable tickets expire one year from the date the ticket is purchased. A number of these tickets expire unused and are recognized as revenue upon expiration.
Fuel Reconciliation Adjustments
Military and charter contracts generally include a fixed rate per gallon for fuel usage with a provision to partially or fully adjust to the actual price per gallon paid. The contracted rate (per mile) and fuel prices (per gallon) are established by the military for a 12-month period running from October to September of the next year. The Company receives reimbursement from the military each month if the price of fuel paid by the Company to fuel vendors for military missions exceeds the fixed price; if the price of fuel paid by the Company to fuel vendors is less than the fixed price, then the Company pays the difference to the military. A similar reconciliation is performed for certain charter contracts. The fuel reconciliation is recorded as an adjustment to revenues in the period when air transportation is provided.
Commission Expense
The Company pays commissions for World Airways and North American based on percentages of military revenues and on scheduled passenger service for North American to credit card companies and travel agencies.
Passenger Taxes and Charges
Certain taxes and charges collected from passengers or customers, including but not limited to, excise taxes and passenger facility charges, remitted to taxing jurisdictions or agencies, are recorded on a net basis in the income statement.
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
Earnings Per Share
Basic earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding during the period. Diluted earnings per share include the effects on net earnings and shares of common equivalent shares outstanding during the period.

	2005
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Earnings available to common stockholders	$31,628	22,588	$1.40

Effect of dilutive securities
Warrants	—	1,772
Options	—	1,454
Restricted shares	—	11
8% convertible debentures	162	999
Amortization of debt issuance cost	35	—
Aircraft lease restructuring fees	(13)	—

Diluted EPS
Earnings available to common shareholders plus assumed conversion	$31,812	26,824	$1.19

	2004
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Earnings available to common stockholders	$25,587	13,095	$1.95

Effect of dilutive securities
Warrants	—	1,992
Options	—	1,842
8% convertible debentures	1,290	7,662
Profit sharing	(90)	—
Amortization of debt issuance cost	183	—
Aircraft lease restructuring fees	(273)	—

Diluted EPS
Earnings available to common shareholders plus assumed conversion	$26,697	24,591	$1.09

During the year ended December 31, 2004, the Company amended its diluted EPS calculation to conform to the applicable guidance provided by SFAS No. 128, Earnings Per Share. Consistent with the Company’s previous diluted EPS calculation, the earnings numerator was increased by the interest expense savings resulting from the assumed conversion of the Company’s convertible debentures. Based upon the assumed conversion of the Debentures, the amended calculation increased the earnings numerator by the resulting amortization expense savings associated with the capitalized debt issuance cost, and decreased the earnings numerator by the additional profit sharing expense and lease restructuring fees which resulted from increased earnings related to interest expense and amortization expense savings. Management has determined that this revision did not cause the Company’s Consolidated Financial Statements for the years ended December 31, 2004 and 2003, and for any of the quarters within those years, taken as a whole, to be materially misleading. The following table shows the effect of the revision on the previously reported fully diluted EPS calculations.

	2004
Diluted EPS	Q1	Q2	Q3	Q4	YTD
As previously reported	$0.34	$0.13	$0.31	$0.32	$1.08
Revised	0.34	0.12	0.31	0.32	1.09

Variance	$—	$(0.01)	$—	$—	$0.01

	2003
Diluted EPS	Q1	Q2	Q3	Q4	YTD
As previously reported	$0.47	$0.44	$0.11	$0.06	$0.98
Revised	0.44	0.42	0.11	0.06	0.95

Variance	$(0.03)	$(0.02)	$—	$—	$(0.03)

Equipment and Property
Equipment and property are stated at cost or, if acquired under capital leases, at the present value of minimum lease payments at inception of the lease.
Provisions for depreciation and amortization of equipment and property are computed over estimated useful lives or the expected term of the lease, if shorter, for capital leases, by the straight-line method, with estimated salvage values of 0-15%. The Company recognizes lease expense on a straight-line basis over the expected term of the lease. The Company currently has no capital leases. Estimated useful lives of equipment and property are as follows:

Flight equipment	5-16 years

Other equipment and property	3-7 years
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
Leasehold improvements are stated at cost and amortized over their estimated useful lives or the expected term of the lease, whichever is shorter.
Aircraft Maintenance
Airframe and engine maintenance costs are recognized using the expense as incurred method of accounting. Under this method, maintenance costs are recognized as expense when maintenance services are completed and as flight hours are flown for nonrefundable maintenance payments required by lease or service agreements. After qualifying maintenance is completed, the Company records a maintenance receivable from the lessors and is reimbursed for amounts paid from the funds held by the lessors.
Impairment of Long-Lived Assets
The Company reviews its long-lived assets used in operations for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. To the extent that the future undiscounted net cash flows expected to be generated from an asset are less than the carrying amount of the asset, an impairment loss will be recognized based on the difference between the asset’s carrying amount and its estimated fair market value. A $1.5 million asset impairment of DC-10 parts was recorded during 2004. No impairment charges were recognized in 2005.
Assets to be disposed of are reclassified as assets held for sale at the lower of their carrying amount or fair value less cost to sell. Assets held for sale represent primarily excess DC-10 parts. Assets held for sale are expected to be disposed of by selling the assets within the next 12 months.
Exit or Disposal Costs
Liabilities for costs associated with an exit or disposal activity are recognized and measured at their fair value in the period in which the liability is incurred. Liabilities for costs to terminate a contract before the end of its term are recognized and measured at their fair value when the Company terminates the contract in accordance with the contract terms. Liabilities for costs that will continue to be incurred under a contract for its remaining term without economic benefit to the Company are recognized and measured at their fair value when the Company ceases using the right conveyed by the contract. If the contract is an operating lease, the fair value of the liability at the cease-

use date is determined based on the remaining lease rentals, reduced by the estimated sublease rentals that can be reasonably obtained for the property.
Goodwill and Intangible Assets
The trademark, aircraft leases at market rates in excess of rental rates, ETOPS and goodwill (cost in excess of net assets acquired) relate to the acquisition of North American during 2005 (see Note 7). The Company accounted for the intangible assets of North American in accordance with Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), Goodwill and Other Intangible Assets. Pursuant to SFAS No. 142, goodwill and indefinite-lived intangibles, such as the trademark and ETOPS, are not amortized but are subject to annual impairment reviews. Since the trademark, valued at approximately $0.6 million, and ETOPS, valued at approximately $4.7 million, was acquired during 2005 and no events of impairment occurred, the Company concluded that these intangibles were not impaired as of December 31, 2005. The Company performed an annual impairment test as of October 1, 2005 for goodwill and indefinite-lived intangibles. This test indicated that goodwill and indefinite-lived intangibles were not impaired as of December 31, 2005.
The aircraft leases at market rates in excess of rental rates of $2.8 million are being amortized on a straight-line basis over approximately 31 months, which was the remaining life of the aircraft leases at the date of the North American acquisition. Accumulated amortization was $0.7 million at December 31, 2005. For the years ending December 31, 2006 and 2007, the annual amortization expense is estimated to be $1.1 million and $1.0 million, respectively.
Other Assets and Deferred Charges
Debt issuance costs are amortized on a straight-line basis, which is not materially different from the results obtained using the effective interest method, over the period the related debt is expected to be outstanding.
The fair market value of the warrants issued to the ATSB in connection with the loan guarantee was recorded as a long-term other asset and is amortized through December 2008 using the interest method (see Note 4).
On March 30, 2006, the Company prepaid the remaining principal balance of $24.0 million under the ATSB Loan with cash reserves. The Company has recorded the $24.0 million outstanding balance as a current liability as of December 31, 2005 in the accompanying Consolidated Balance Sheets due to covenant violations. As a result of this prepayment, during the first quarter of 2006, the Company will expense $2.3 million in unamortized debt issuance and warrant costs associated with the ATSB Loan.
Post-retirement Benefits Other Than Pensions
World Airways’ retired cockpit crewmembers and eligible dependents are covered under post-retirement health care and life insurance benefits to age 65. The Company accounts for the benefit costs in accordance with Statement of Financial Accounting Standards No. 106, Employers’ Accounting for Post-retirement Benefits Other Than Pensions (“SFAS No. 106”). The Company funds the benefit costs on a pay-as-you-go (cash) basis. During 2005, World Airways recorded an adjustment of $1.6 million for post-retirement health care and life insurance benefits (see Notes 8 and 14). The Company evaluated the impact of this adjustment to prior periods and determined that it was not material to the current year or any prior periods.
Accounting for Stock-Based Compensation
At December 31, 2005, the Company had three stock-based compensation plans, which are described more fully in Note 6. During 2005, the Company issued 50,000 shares of restricted stock which vest over four years (time based only). Compensation expense was recognized for this restricted stock grant. In February 2006, the employee to whom the stock was issued resigned and accordingly the restricted stock grant terminated and the grant was cancelled effective on the date of termination. During the first quarter of 2006, the Company will reverse the transactions related to the termination of the restricted stock grant. The Company accounts for stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“ABP No. 25”), and related interpretations. No stock-based compensation cost related to stock options is reflected in net earnings because all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), to stock-based compensation (in thousands, except per share data):

	2005	2004	2003
Net earnings, as reported	$31,628	$25,587	$15,321
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(529)	(810)	(528)

Pro forma net earnings	31,099	24,777	14,793
Earnings per share
Basic — as reported	$1.40	$1.95	$1.37
Basic — pro forma	$1.38	$1.89	$1.32
Diluted — as reported	$1.19	$1.09	$0.95
Diluted — pro forma	$1.17	$1.05	$0.92
The per share weighted-average fair value of stock options granted during 2005, 2004,and 2003 was $7.53, $3.88, and $1.08, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

	2005	2004	2003
Expected dividend yield	0%	0%	0%
Risk-free interest rate	3.9%	3.8%	3.1%
Expected life (in years)	4.1	4.7	5.2
Risk-free volatility	44%	79%	102%
Recently Issued Accounting Standards
Statement of Financial Accounting Standards (“SFAS”) No. 123(R) Share–Based Payments (“SFAS No. 123(R)”) supersedes APB No. 25 and revises guidance in SFAS No. 123. Among other things, SFAS No. 123(R) requires that compensation expense be recognized in the financial statements for share-based awards based on the grant date fair value of those awards. It will also require the benefits associated with tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as currently required. The Company adopted SFAS No. 123(R) on January 1, 2006. Consequently, the Company will use the modified prospective method and therefore will not restate its prior period results. SFAS No. 123(R) will apply to new share-based awards and to unvested stock options outstanding on the effective date and issuances under the Company’s stock incentive plan. Unrecognized non-cash stock compensation expense related to unvested options outstanding as of December 31, 2005 was approximately $0.4 million and will be recorded over the remaining vesting period of approximately two years. The Company currently utilizes the Black-Scholes option pricing model to estimate the fair value for the above pro forma calculations and expects to continue using the same methodology in the future.
In May 2005, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standards No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections.” SFAS 154 requires that, when a company changes its accounting policies, it must apply the change retrospectively to all prior periods presented, unless impracticable, instead of a cumulative effect adjustment in the period of the change. SFAS 154 may also apply when the FASB issues new rules requiring changes in accounting. However, if the new rule allows cumulative effect treatment, it would take precedence over SFAS 154.
2. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2005	2004
Prepaid insurance	$3,980	$2,884
Prepaid rent	7,259	1,881
Prepaid fuel	2,038	1,780
Prepaid taxes	2,736	—
Deposits	927	725
Inventories	1,175	—

	December 31,
	2005	2004
Other	2,131	1,065

Total	$20,246	$8,335

3. Other Assets and Deferred Charges
Other assets and deferred charges consist of the following (in thousands):

	December 31,
	2005	2004
Deferred rent	$6,214	$—
Fair market value of ATSB warrants	4,792	4,792
Debt issuance costs — convertible debentures due in 2009	—	1,397
Debt issuance costs — term loan due in 2008	1,433	1,433
Restricted cash	830	—
Other	4	—

	13,273	7,622
Accumulated amortization	(3,558)	(2,019)

Total	$9,715	$5,603

4. Long-term Debt
The Company’s long-term debt, including current maturities thereof, at December 31 is as follows (in thousands):

	2005	2004
ATSB Loan	$24,000	$30,000
Convertible senior subordinated debentures due December 2009 — principal amount of $18.1 million, with interest at 8% payable semi-annually	—	19,879

Total	24,000	49,879
Less: current maturities	24,000	6,000

Total long-term debt, net of current maturities	$—	$43,879

On December 30, 2003, the Company issued $25.5 million aggregate principal amount of the Debentures in exchange for $22.5 million aggregate principal amount of its then outstanding 8.0% Convertible Senior Subordinated Debentures due in 2004 (the “Old Debentures”) and $3.0 million in cash. The Company called for redemption the remainder, or $18.0 million aggregate principal amount, of its Old Debentures and redeemed the Old Debentures on January 28, 2004. Interest on the Debentures was payable semi-annually on June 30 and December 30 of each year. The Debentures were convertible, at any time, into the Company’s common stock at a conversion price of $3.20 per share. The Debentures were redeemable by the Company at 100% of the principal amount on or after December 30, 2004 if the average closing price of the Company’s common stock was equal to or greater than 200% of the conversion price for 20 of 30 consecutive trading days, and on or after December 30, 2005 if the average closing price of the Company’s common stock was equal to or greater than 150% of the conversion price for 20 of 30 consecutive trading days. On or after December 30, 2006, the New Debentures were redeemable at any time at 100% of the principal amount regardless of the stock price. On February 22, 2005, World Air Holdings issued a notice of redemption of the Debentures, giving the holders until March 22, 2005 to exercise their conversion rights at a conversion price of $3.20 per share. The holders converted all of the outstanding Debentures by March 22, 2005.
Since the Debentures and the Old Debentures had substantially different terms, under Emerging Issues Task Force (“EITF”) No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, the Debentures were recorded at their estimated fair value of $28.5 million at the time of issuance on December 30, 2003. The following were the key assumptions used in determining the fair value of the Debentures: principal amount of $25.5 million, closing stock price of $3.37 per share, risk free interest rate of 1.28%, expected volatility of 50%, and average life of 2.5 years. As a result of the fair value of the Debentures exceeding the carrying amount of the

Old Debentures, the Company recorded a loss on debt extinguishment of $3.0 million in December 2003. Amortization of the excess of the fair value of $28.5 million over the par amount of $25.5 million was recognized as a credit to interest expense until the early conversion of the Debentures, when the remaining excess of the fair value over par was relieved through additional paid-in capital.
In the December 31, 2003 Consolidated Balance Sheet, the Company recorded a beneficial conversion feature of $1.4 million in connection with the issuance of the Debentures as a reduction to long-term debt. This amount was calculated as the excess of the fair value of the common stock of $3.37 per share over the stated conversion price of $3.20 per share, multiplied by the 7,982,813 shares to be issued if all Debentures were converted. The Company subsequently determined in 2004 that the stated conversion price in the Debentures agreement should have been adjusted to an “effective” conversion price, which is $3.57 per share rather than the stated conversion price of the Debentures. This amount was calculated by taking the recorded $28.5 million fair value of the Debentures divided by 7,982,813 shares. Therefore, the conversion feature was not “in the money” and no beneficial conversion feature existed. Management determined that this did not cause the Company’s Consolidated Financial Statements for the year ended December 31, 2003, or the quarters ended March 31, 2004 and June 30, 2004, taken as a whole, to be materially misleading. The balance sheet impact of the correction was recorded as a retroactive reclassification to reduce additional paid-in capital and increase long-term debt by $1.4 million on the December 31, 2003 Consolidated Balance Sheet. Further, the Consolidated Statement of Income for the quarter ended September 30, 2004 included an adjustment to reduce interest expense by $112,000, which represents the cumulative impact of this correction. Management does not believe that the impact of this correction was material to the quarter ended September 30, 2004, or to the year ended December 31, 2004.
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
In addition on December 30, 2003, the Company closed the $30.0 million ATSB Loan of which 90% (“Tranche A Loan”) is guaranteed by the ATSB and 10% (“Tranche B Loan”) was guaranteed by another third party. The Company’s obligations under the loan agreement governing the ATSB Loan (the “ATSB Loan Agreement”) were secured by substantially all of the assets of the Company and its subsidiaries. The Tranche A Loan bore an interest rate equal to the lender’s weighted average cost of issuing commercial paper plus 0.5% per annum. The Tranche B Loan bore interest at a rate equal to LIBOR plus 1.0% per annum. Interest on the ATSB Loan was payable semi-annually on June 12th and December 12th of each year. At December 31, 2005, the blended rate on both Tranches approximated 4.5%. The Company was required to pay semi-annually in advance guarantee fees commencing on the date of the closing of the ATSB Loan (i) to the ATSB at an annual rate of 4.5% of the principal amount of the Tranche A Loan scheduled to be outstanding for the interest periods ending on June 12 and December 12, 2004, increasing by 0.5% each year for subsequent semi-annual interest periods through December 12, 2008; and (ii) to the guarantor of the Tranche B Loan at an annual rate of 3.0% of the principal amount of the Tranche B Loan scheduled to be outstanding for the interest periods ending on June 12th and December 12th through December 12, 2008. The Company was required to pre-pay the ATSB Loan, subject to certain limitations and exclusions, from (a) the proceeds of future borrowings from other sources and issuances of debt or equity securities; (b) the proceeds of any significant asset sales; and (c) the net proceeds from insurance or condemnation. In the event of a change in control, as defined in the ATSB Loan Agreement, the ATSB would have had the right to require the Company to repay the ATSB Loan in full.
In order to complete the acquisition of North American in April 2005, the Company was required to seek a waiver of certain restrictions of the ATSB Loan. In exchange for the waiver, the Company agreed to certain modifications including changing the minimum cash covenant and the principal repayment schedule. The new schedule required payments of $6.0 million in December 2005 (which was made), $5.0 million each in June and December 2006 and 2007, respectively and a final payment of $4.0 million in June 2008.
The ATSB Loan Agreement contained negative covenants that limited the Company’s ability to (a) grant additional liens on its property; (b) make significant investments; (c) pay dividends, redeem capital stock or repay indebtedness other than the ATSB Loan; (d) liquidate, wind up, dissolve or engage in certain acquisitions; (e) engage in certain sale-leaseback transactions; (f) engage in certain transactions with affiliates; (g) engage in any business unrelated to its existing business; (h) consolidate, merge with or into another entity or sell substantially all of its assets unless certain conditions are satisfied; (i) engage in certain asset sales; (j) create or acquire certain subsidiaries; (k) enter into joint ventures involved in speculative transactions; (l) amend the terms of agreements relating to the Company’s other indebtedness for borrowed money; (m) enter into any going-private transactions; (n) grant any additional negative pledges; or (o) re-price outstanding stock options. In addition, the ATSB Loan Agreement contained certain financial covenants that required the Company to maintain a certain amount of unrestricted cash and cash equivalents and to comply with certain financial ratios, including indebtedness to EBITDAR (earnings before interest, taxes, depreciation, amortization and aircraft rent) and EBITDAR to fixed charges.
The Company issued to the ATSB, as additional compensation for the federal loan guarantee, warrants to purchase an aggregate of 2,378,223 shares of common stock on December 30, 2003. The warrants were vested and fully exercisable at the date of grant. The Company recorded the fair value of these warrants as an addition to other long-term assets, with a credit to additional paid-in capital. This long-term asset was expensed in the first quarter of 2006 when the ATSB Loan was prepaid in full. In August 2004, the ATSB exercised warrants to purchase 111,111 shares at $2.50 per share and, pursuant to the net exercise provisions of the warrants, received 21,994 shares of the Company’s common stock. Additionally, in February 2005, the ATSB exercised warrants to purchase an additional 111,111 shares at $2.50 per share and, pursuant of the net exercise provisions of the warrants, received 76,345 shares of the Company’s common stock. The ATSB held warrants to purchase an aggregate of 2,156,001 shares at December 31, 2005.
On March 30, 2006 the Company prepaid the remaining principal balance of $24.0 million under the ATSB Loan with working capital. The Company has recorded the $24.0 million outstanding balance as a current liability as of December 31, 2005 in the accompanying Consolidated Balance Sheets due to covenant violations. As a result of this prepayment, during the first quarter of 2006, the Company will expense $2.3 million in unamortized debt issuance cost and unamortized warrant costs associated with the ATSB Loan.
In March 2006, World Airways and North American entered a Loan and Security Agreement with Wachovia Bank, National Association (“Wachovia”), for the issuance of loans and letters of credit up to $50.0 million subject to certain terms, conditions, and limitations. The facility matures in March 2008. Under the Wachovia loan agreement, the Company’s borrowings bear interest at fluctuating rates. The applicable rate is determined by either the bank’s base lending rate, the Federal Funds Rate, the Eurodollar or London Interbank Offered Rate (“LIBOR”) plus an applicable percentage. The rates applicable to outstanding borrowings fluctuate based on many factors including, but not limited to, general economic conditions, and general interest rates, including the prime rate, and the supply of and demand for credit in the London interbank market. There are no amounts outstanding on this facility.
5. Operating Leases
The Company leases 100% of its aircraft fleet under operating lease agreements. At December 31, 2005, World Airway’s operating fleet consisted of 17 aircraft, of which ten are passenger aircraft and seven are freighter aircraft, with base lease terms expiring at various dates through 2015.
At December 31, 2005, North American’s operating fleet consisted of eight aircraft, all of which are operated in passenger configurations, with an average remaining base lease term of three years. North American added one B767-300ER to its fleet in March 2006. North American is also scheduled to take delivery of a fifth B767-300ER in December 2006.
In prior years, the Company paid amounts less than its contractual aircraft rent obligations in order to conserve cash. The Company continued to recognize expense for the full amount of its contractual rent payments due. The accrual for unpaid contractual rent obligations was $1.7 million at December 31, 2004. There was no balance outstanding at December 31, 2005. This accrual is included as accrued rent in the current liabilities section of the Consolidated Balance Sheet. The Company’s aircraft lessors agreed to amended terms of the aircraft lease agreements to provide for the future repayment of the unpaid contractual rent obligations. During the second quarter of 2004, the Company paid $7.2 million of this liability based on 2003 earnings. In 2005, the Company paid the remaining $1.7 million of this liability based on 2004 net earnings.
In the first quarter of 2004, the Company reached an agreement with one of its MD-11 lessors to restructure certain leases. In exchange for reduced fixed monthly lease rates, the Company agreed to an annual restructuring fee based on net income. Payments commenced in 2005 based on 2004 results, and continue through the lease terminations in 2011, which will be paid in 2012. Over the term of the agreement, the total remaining lease obligation of the Company is limited to no more than $24.2 million on a cumulative basis. In individual years, the annual lease payment is capped at $1.6 million in 2005, $3.6 million per year for 2006 through and including

2011, and $1.0 million in 2012. Although cash disbursements are capped each year, due to the cumulative nature of the agreement, expense recognized in a given year may differ from the cash obligation to be disbursed in the following year. For 2005, expense recorded for this obligation totaled $5.0 million. The current portion of the liability, $3.6 million, is reflected in the current liabilities section of the Consolidated Balance Sheet and the remainder of $3.6 million is shown as a non-current liability.
In 1999, the Company granted warrants to each of two MD-11 aircraft lessors to purchase up to 1,000,000 shares of common stock (see Note 6). The fair value of the warrants at the time of issuance is being amortized as rent expense over the remaining terms of the related aircraft lease agreements. Each of the lessors exercised its warrants to purchase 1,000,000 shares of the common stock prior to the respective expiration dates of the warrants.
The Company was obligated through April 2006 under an operating lease for office space at its former headquarters in Herndon, Virginia, which it vacated in May 2001. The Company received rental income sufficient to offset its lease expense through March 2002, after which time no rental income was received except $0.4 million in 2003. The Company recognized a $1.1 million liability at December 31, 2004 for the costs that would continue to be incurred, without economic benefit to the Company, over the remaining term of its lease of this office space. During 2005, the Company reviewed its estimates and determined that an additional $1.0 million charge should be recorded to fully accrue for the remaining lease obligations, due to a remote likelihood of receiving sublease rentals, resulting in a $0.4 million balance at December 31, 2005. The liability is included in other accrued liabilities on the accompanying Consolidated Balance Sheets, and the expense is included in sales, general and administrative on the accompanying Consolidated Statements of Income.
Rental expense, primarily relating to aircraft leases, totaled approximately $112.2 million, $77.2 million and $89.3 million for the years ended December 31, 2005, 2004 and 2003, respectively. Certain of the Company’s operating leases require rental payments that vary in amount from year to year. The Company accounts for the cost of these leases on a straight-line basis, thereby recognizing annual rent expense evenly over the expected lease term. The Company’s Consolidated Balance Sheets reflect the cumulative-to-date difference between rent expense recognized and expected payments made in current and non-current deferred rent.
Future annual minimum lease payments (including unpaid contractual rent) for operating leases that have initial or remaining base lease terms in excess of one year were as follows (in thousands):

2006	$111,911
2007	120,445
2008	104,028
2009	91,271
2010	79,423
Thereafter	213,707

Total	$720,785

Future annual minimum lease payments include lease extensions and aircraft commitments signed by the Company as of June 30, 2006.
The Company’s aircraft leases require the Company to pay certain maintenance reserves for airframes, engines, auxiliary power units and landing gears based on flight hours. Certain return conditions also must be met prior to returning the aircraft to the lessor. The Company also pays maintenance fees to certain maintenance providers for auxiliary power units based on flight hours. The aggregate amount the Company paid and expensed in 2005 for maintenance reserves for airframes, engines, auxiliary power units and landing gears and maintenance fees for auxiliary power units was $45.3 million.
6. Capital Stock
At December 31, 2005, 5,950,638 shares of common stock were reserved for under stock option incentive plans (3,655,637 shares), upon the exercise of warrants (2,156,001 shares), and under an employee salary exchange program (139,000 shares).
In December 2003, the Company issued to the ATSB, as consideration for the federal loan guarantee, warrants to purchase an aggregate of 2,378,223 shares of common stock. These warrants were vested and fully exercisable at the date of grant. The fair value of these warrants on the date of grant using the Black Scholes option-pricing model was $4.8 million. The following table shows details of the warrants issued to the ATSB as well as the assumptions used in the Black Scholes option-pricing model:

Number of			Risk Free	Expected
Shares	Exercise Price	Expiration Date	Interest Rate	Dividend Yield	Volatility	Expected Life
1,269,022	$0.78	12/31/2008	3.23%	0%	50%	5.0 yrs
111,111	$2.50	8/23/2004	1.22%	0%	50%	0.7 yrs
111,111	$2.50	3/29/2005	0.96%	0%	50%	1.2 yrs
886,979	$3.20	12/31/2009	3.43%	0%	50%	6.0 yrs
In August 2004, the ATSB exercised warrants to purchase 111,111 shares at $2.50 per share and, pursuant to the net exercise provisions of the warrants, received 21,994 shares of the Company’s common stock. Additionally, in February 2005, the ATSB exercised warrants to purchase an additional 111,111 shares at $2.50 per share and, pursuant to the net exercise provisions of the warrants, received 76,345 shares of the Company’s common stock. The ATSB held warrants to purchase an aggregate of 2,156,001 shares at December 31, 2005. The Company is currently in violation of certain covenants in the ATSB warranty agreement related to the last filings of its SEC reports. The Company has a waiver related to this violation.
The Company recorded the fair value of these warrants within other long-term assets, with a credit to additional paid-in capital. The Company recorded amortization of $1.5 million in 2005 and expensed the remaining $1.8 million in March 2006, when the debt was prepaid in full.
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
On February 22, 2005, World Air Holdings issued a notice of redemption of its the Debentures, giving the holders until March 22, 2005 to exercise their conversion rights at a conversion price of $3.20 per share. The holders converted all of the outstanding Debentures by March 22, 2005.
The Company’s Board of Directors authorized a stock repurchase program on April 3, 2006, to repurchase up to 2.0 million shares of the Company’s common stock. The program will not commence until the Company is current in its required periodic reporting obligations to the SEC. Purchases under the stock repurchase program will be made in amounts and at such times as the Company deems appropriate, based on a variety of factors including price, corporate and regulatory requirements and overall market conditions.
     Stock Incentive Plans
Under the World Air Holdings, Inc. Amended and Restated 1995 Stock Incentive Plan (the “1995 Plan”), members of the Company’s Board of Directors, employees, and consultants to the Company or its affiliates are eligible to receive stock incentive awards. At December 31, 2005, the Company has reserved 3,405,637 shares of common stock for issuance under the 1995 Plan. Options expire at the earlier of the stated expiration, which shall not exceed ten years from the date of grant, or one year after the termination of a grantee’s employment with the Company. The exercise price for options granted is the fair market value of the common stock on the date of grant. Outstanding options become vested and fully exercisable at various times through February 2013.
Under a Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”), which expired by its terms in 2005, non-affiliate directors are offered options to purchase 10,000 shares of common stock, upon election or appointment to the Board of Directors of the Company. At December 31, 2004, the Company has reserved 250,000 shares of common stock for issuance under the Directors’ Plan. Options granted under the Directors’ Plan vest in 36 equal monthly installments following the award, as long as the individual remains a director of the Company. At December 31, 2005, the reserved shares of common stock were no longer available for issuance.

Stock option activity during the last three years is as follows (in thousands, except per share amounts):

	Number of	Weighted
	Options	Average
	Outstanding	Exercise Price
Balance at December 31, 2002	3,833	$1.73
Granted	1,117	1.18
Exercised	(344)	0.87
Forfeited	(912)	2.03

Balance at December 31, 2003	3,694	1.58
Granted	696	3.89
Exercised	(1,583)	0.95
Forfeited	(174)	2.04

Balance at December 31, 2004	2,633	2.53
Granted	10	7.53
Exercised	(836)	2.82
Forfeited	(79)	6.19

Balance at December 31, 2005	1,728	$2.25

At December 31, 2005, the range of exercise prices per share and weighted-average remaining life of outstanding options was $0.56 — $7.53 and 4.5 years, respectively. The following table summarizes stock options outstanding and exercisable at December 31, 2005 (in thousands, except per share amounts):

	Outstanding Options			Exercisable Options
		Weighted
		Average	Weighted		Weighted
	Number	Remaining Life	Average	Number	Average
Range of Exercise Price	of Options	Years	Exercise Price	of Options	Exercise Price
$0.56 - 1.25	872	3.2	$0.88	746	$0.88
1.26 - 2.50	58	1.4	$1.52	58	$1.52
2.51 - 3.75	684	6.2	$3.46	313	$3.40
3.76 - 5.00	12	6.1	$4.06	—	$—
5.01 - 6.25	92	4.7	$6.02	52	$5.92
7.50 - 8.75	10	9.3	$7.53	2	$7.53

Total	1,728			1,171

At December 31, 2005, 2004 and 2003, the number of shares issuable upon the exercise of options was 1,170,426, 1,444,464, and 2,535,016, respectively, and the weighted-average exercise prices per share of the options were $1.82, $1.89, and $1.39, respectively.
During 2005, the Company issued shares of restricted stock pursuant to the 1995 Plan. Stock awards are grants that entitle the holder to shares of the Company’s common stock as the award vests. The market value of the stock awards at the date of the grant is recorded as unearned compensation, a component of stockholders’ equity, and charged on a straight-line basis to expense over the respective vesting period. During 2005, the Company granted 50,000 shares of restricted stock with a weighted average fair value of $6.06 at the date of grant. The vesting period for the restricted stock is 25% per year over four years. The Company recorded deferred compensation related to the award of $0.3 million during 2005. In February 2006, the employee who received the restricted stock grant terminated his employment and the grant was cancelled effective on the date of termination. During the first quarter of 2006, the Company reversed the transactions related to the termination of the restricted stock grant.

7. North American Acquisition
On April 27, 2005, the Company acquired North American, a privately-held airline based in Jamaica, New York, for approximately $34.8 million in cash which was funded from internally generated funds. In addition, there was a $0.6 million subsequent reduction in the purchase price based on terms of the purchase contract. North American provides passenger service to tour operators, and in selected scheduled service markets as well as to USAF. At December 31, 2005, North American leased three Boeing 767 and five Boeing 757 aircraft, which complement the service provided by World Airways with its larger wide-body aircraft. North American maintains its operational headquarters at John F. Kennedy International Airport in Jamaica, New York. World Airways and World Air Holdings continue to be based in Peachtree City, Georgia.
The Company commenced the consolidation of North American on April 28, 2005 and the acquisition was accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations. The following summarizes the total purchase price for North American (in thousands):

Cash consideration	$34,750
Direct acquisition costs	1,408
Adjustment to distribution made to Seller to cover tax payments as provided in Stock Purchase Agreement	(565)

$35,593

Under the purchase method of accounting, the total purchase price was allocated to North American’s net tangible and intangible assets based upon their estimated fair value as of the date of the acquisition with any amount paid in excess of the fair value of the net assets recorded as goodwill. Based upon the purchase price and review of the net assets acquired and liabilities assumed, the preliminary purchase price allocation is as follows (in thousands):

Fair Value of Net
Assets
Acquired
Cash and cash equivalents	$8,640
Restricted cash	2,372
Other current assets	16,239
Equipment and property, net	1,498
Long-term deposits and other assets	4,446
Intangible assets acquired:
ETOPS * program added value	4,680
Aircraft leases at market rates in excess of rental rates	2,840
Trademark	575
Goodwill	25,370

Total assets acquired	66,660
Liabilities assumed:
Accounts payable and accrued liabilities	(29,155)
Deferred tax liabilities	(1,912)

Net assets acquired	$35,593

*	ETOPS — Extended range Two Engine Operations
The fair values of certain identifiable tangible and intangible assets were determined with the assistance of American Appraisal Associates, Inc., an independent third-party appraiser. Goodwill of $25.4 million has been recorded and represents the excess of the purchase price over the fair value of the tangible and other intangible assets acquired less the fair value of the liabilities assumed. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment at least annually or more frequently if circumstances indicate their value may no longer be recoverable. The goodwill is not deductible for tax purposes.
During the fourth quarter of fiscal year 2005, the Company made adjustments to goodwill for certain amounts due from the Seller related to income taxes. A roll forward of the changes to goodwill during the fiscal year ended December 31, 2005 is as follows:

Balance at December 31, 2004	$—
Goodwill acquired at acquisition	21,883
Purchase price adjustment during fourth quarter 2005	3,487

Balance at December 31, 2005	$25,370

The purchase price allocation for the acquisition has not been finalized because the post closing settlements have not been completed and the Company’s determination of certain amounts due from the Seller related to income taxes are subject to adjustment as more information is received. Therefore, the purchase price allocations are subject to change based upon continuing review.
Unaudited pro forma information for the Company reflecting the acquisition of North American as if it had occurred on January 1, 2005 and 2004 is as follows (in thousands, except per share amounts):

	2005	2004
Total revenues	$863,098	$709,396
Net earnings	$34,222	$24,131
Basic earnings per share	$1.52	$1.84
Weighted average shares outstanding	22,588	13,095

Fully diluted earnings per share	$1.28	$1.03
Weighted average shares outstanding	26,824	24,591
The above pro forma results include adjustments for the amortization of intangibles, adjustments to depreciation to reflect the new basis and depreciable lives for equipment and property, and lost interest income/additional interest expense to reflect the impact of the cash payments related to the purchase of North American. These results are not indicative of what actual results would have been or will be in the future.
8. Employee Benefit Plans
World Airways’ Crewmembers Target Benefit Plan (the “Target Benefit Plan”) is a defined contribution plan covering cockpit crewmembers with contributions based upon wages, as defined. It is a tax-qualified retirement plan under Section 401(a) of the Internal Revenue Code of 1986, as amended (the “Code”). Expense for the Target Benefit Plan totaled $2.8 million, $2.7 million, and $2.4 million for the years ended December 31, 2005, 2004 and 2003, respectively.
World Airways also sponsors a Crewmembers Deferred Income Plan (the “Deferred Income Plan”). It is a tax-qualified retirement plan under Section 401(k) of the Code. Under the Deferred Income Plan, cockpit crewmembers may elect to invest salary deferrals of up to $14,000 or 25% of their salary in selected investment funds. The Company does not make any contributions to the Deferred Income Plan.
World Airways’ flight attendants participate in a retirement plan maintained by the International Brotherhood of Teamsters (“IBT”). Contributions made to the IBT on behalf of the flight attendants totaled $1.3 million, $1.0 million, and $0.8 million for the years ended December 31, 2005, 2004 and 2003, respectively.
Under World Air Holdings’ and World Airways’ 401(k) Administrative Plan (“401(k) Plan”), employees may elect to invest salary deferrals of up to $14,000 or 25% of their salary in selected investment funds. It is a tax-qualified retirement plan under Section 401(k) of the Code. The Company contributes matching funds to the 401(k) Plan equal to 50% of participants’ voluntary deferrals up to 10% of salary. The Company expensed, for its contribution to the 401(k) Plan, approximately $0.6 million, $0.3 million and $0.2 million during the years ended December 31, 2005, 2004 and 2003, respectively.
World Airways has a profit sharing bonus plan (the “Profit Sharing Plan”) for its cockpit crewmembers and flight attendants pursuant to agreements with the unions representing the two groups. It is not a tax-qualified plan under the Code. Distributions under the Profit Sharing Plan are equal to 20% of earnings, as defined, subject to an annual limitation of 10% of the total annual aggregate compensation of World Airways employees participating in the Profit Sharing Plan in that year. The Company expensed $4.8 million, $4.8 million and $3.7 million for this plan during the years ended December 31, 2005, 2004 and 2003, respectively.
World Air Holdings and World Airways have a profit sharing bonus plan for management, administrative and operations personnel. The Company expensed $4.7 million, $4.2 million and $2.5 million for these plans during the years ended December 31, 2005, 2004 and 2003, respectively.
World Airways’ cockpit crewmembers and eligible dependents are covered under a post-retirement health care and life insurance benefits plan until age 65. A small group of administrative retirees are also covered under a post-retirement health care and life insurance benefits plan for life. The Company accrues for the cost of post-retirement health and life insurance benefits in accordance with SFAS No. 106 but funds the benefit costs on a pay-as-you-go (cash) basis.
World Airways uses a December 31st measurement date for the post-retirement health care and life insurance benefits plan. For 2005, the Company’s accumulated benefit obligation assumptions were modified for the following:
•	The retirement eligibility provision was adjusted to reflect that World Airways cockpit employees have the option to retire at the age of 55 with at least five years of service in addition to the previously reflected age 60 provision (See Note 14).

•	A flat $50,000 life insurance benefit was added effective February 1, 2005 for cockpit retirees who die prior to age 65.
A summary of the net periodic post-retirement benefit costs was as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Service cost	$768	$378	$310
Interest cost on accumulated post-retirement benefit obligation	445	243	237
Amortization of prior service cost	10	—	—
Net amortized loss	272	13	12
Adjustment for revised retirement eligibility	1,599	—	—

Net periodic post-retirement benefit cost	$3,094	$634	$559

The reconciliation of the accumulated post-retirement benefit obligation was as follows (in thousands):

	2005	2004
Accumulated post-retirement benefit obligation, beginning of year	$4,849	$4,244
Service cost	768	378
Interest cost	445	243
Benefits paid	(180)	(137)
Adjustment for revised retirement eligibility	1,599	—
Actuarial loss	1,956	121
Plan amendments	100	—

Accumulated post-retirement benefit obligation, end of year	$9,537	$4,849

The reconciliation of the accrued post-retirement benefits as of year-end was as follows (in thousands):

	2005	2004
Unfunded status	$9,537	$4,849
Unrecognized prior service cost	(89)	—
Unrecognized net loss	(2,453)	(768)

Accrued post-retirement benefits included in liabilities on accompanying balance sheets	$6,995	$4,081

The assumed discount rate used to measure the accumulated post-retirement benefit obligation for 2005 and 2004 was 5.25%. The medical cost trend rate in 2005 was 10% for years prior to Medicare eligibility and 12% for years after Medicare eligibility, trending down to an ultimate rate in 2014 and beyond of 5%. A one percentage point increase in the assumed health care cost trend rates for each future year would have increased the aggregate of the service and interest cost components of 2005 net periodic post-retirement benefit cost by $153,000 and would have increased the accumulated post-retirement benefit obligation as of December 31, 2005 by $951,000. A one percentage point decrease in the assumed health care cost trend rates for each future year would have decreased the aggregate of the service and interest cost components of 2005 net periodic post-retirement benefit cost by $133,000 and would have decreased the accumulated post-retirement benefit obligation as of December 31, 2005 by $840,000.
World Airways used the following actuarial assumptions to determine its net periodic benefit cost for the years ended December 31, 2005 and 2004, as measured at December 31, 2005, and its benefit obligations at December 31, 2005 and 2004:

	Used for Net Periodic	Used for Benefit
	Post-Retirement	Obligations as of
Assumption	Benefit Cost for 2005	December 31, 2005
Discount rate	5.25%	5.25%
Salary increase*	not applicable	not applicable
Long-term rate of return*	not applicable	not applicable

	Used for Net Periodic	Used for Benefit
	Post-Retirement	Obligations as of
Assumption	Benefit Cost for 2004	December 31, 2004
Discount rate	6.0%	5.25%
Salary increase*	not applicable	not applicable
Long-term rate of return*	not applicable	not applicable

*	The salary increase assumption is not applicable because the benefits are not related to compensation. The long-term rate of return assumption is not applicable because the plan is funded on a pay as go basis.
The Company expects to contribute the following amounts to the post-retirement health care benefit plan in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter. Benefit payments, which reflect expected future service, are based on assumptions about future events. Actual benefit payments may vary significantly from the estimates listed below (in thousands):

2006	$421
2007	550
2008	616
2009	747
2010	869
2011 through 2015	4,506

Total	$7,709

North American provides a tax qualified 401(k) employee savings plan for the benefit of substantially all employees. Under the plan, employees may contribute up to $14,000 of their salary. North American matches employees’ contributions up to 100% of the first 3% of compensation plus 50% of the next 2% of compensation. North American also has the option to make additional profit-sharing contributions to the plan. Total contribution expense for matching of elective deferrals for the period April 28, 2005 to December 31, 2005 was $0.4 million.
In August 2005, North American implemented a profit sharing plan for its employees. It is not a tax-qualified plan under the Code. The plan provided for payment based on certain earnings targets for the full year of 2005. The related expense for 2005 was approximately $1.0 million.

9. Income Taxes
The components of income tax expense for the years ended December 31 were as follows (in thousands):

	2005	2004	2003
Current:
Federal	$18,959	$12,422	$3,562
State	1,477	773	240
Deferred:
Federal	(317)	(4,450)	—
State	(146)	(300)	—

	$19,973	$8,445	$3,802

Income tax expense differed from the amounts computed by applying the U.S. federal statutory income tax rate of 35% to pre-tax income as a result of the following (in thousands):

	Years Ended December 31,
	2005	2004	2003
Expected Federal income tax at the statutory rate of 35%	$18,061	$11,911	$6,693
State and local taxes (net of federal benefit)	879	307	156
Decrease in deferred tax asset valuation allowance	(31)	(5,075)	(3,664)
Other:
Meals and entertainment	1,086	975	961
Other	(22)	327	(344)

Income tax expense	$19,973	$8,445	$3,802

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31 were as follows (in thousands):

	2005	2004
Deferred tax assets:
Net operating loss carry-forward	$1,753	$1,879
Recognition of sale/leaseback gains	386	600
Accrued post-retirement benefit obligation	2,553	1,490
Profit sharing and compensated absences	5,441	4,888
Deferred rent	2,117	3,210
Allowance for doubtful accounts receivable	604	6
Alternative minimum tax credit carry-forward	2,789	2,789
Loss on convertible debt extinguishment	—	645
Legal expense	1,067	1,204
Other	1,193	902

Gross deferred tax assets	17,903	17,613
Less: valuation allowance	(3,717)	(3,748)

Net deferred tax assets	14,186	13,865
Deferred tax liabilities:
Prepaid expenses	2,389	—
Equipment and property	8,550	9,388
Recoverable parts	233	—
Intangibles	2,780	—

Net deferred tax asset/(liability)	$234	$4,477

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowance at December 31, 2005. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.
The availability of Net Operating Loss (“NOL”) carry-forwards and Alternative Minimum Tax (“AMT”) credit carry-forwards to reduce the Company’s future federal income tax liability is subject to limitations under Section 382 of the Code. Generally, these limitations restrict the availability of NOL carry-forwards upon certain changes in stock ownership by five percent shareholders which, in aggregate, exceed 50 percentage points in value in a three-year period (“Ownership Change”). The Company experienced an Ownership Change in July 2000 primarily due to vesting of restricted shares under the Company’s Employee Salary Exchange Program and the liquidation of WorldCorp, Inc.
As of December 31, 2005 the Company has $46.7 million NOL carry-forwards that are limited by Internal Revenue Code (“IRC”) Section 382. Due to this limitation, only $4.8 million of the NOL carry-forwards will be available for possible utilization for federal income tax purposes. This amount is computed based upon the $343,000 annual limitation resulting from the 2000 Ownership Change. Subsequent ownership changes, if any, could impose additional limitations on the Company’s NOL carry-forwards. The Company’s total NOL carry-forwards will begin to expire in 2007. The application of the Code in this area is subject to interpretation by the Internal Revenue Service (“IRS”). The NOL carry-forwards are subject to examination by the IRS and, thus, are subject to adjustment or disallowance resulting from any such IRS examination.
North American is presently under examination by the IRS for the income tax returns filed for the years ended December 31, 2003 and 2004. Currently, there are no adjustments proposed by the IRS and the impact of this examination is not determinable.
10. Major Customers and Products
Information concerning customers for years in which their revenues comprise 10% or more of the Company’s total operating revenues is presented in the following table (in millions):

	Year Ended December 31,
World Airways	2005	2004	2003
U.S. Air Force (“USAF”) Air Mobility Command	$477.6	$390.7	$354.7

Period April 28 to
North American	December 31, 2005
U.S. Air Force (“USAF”) Air Mobility Command	$103.6
Information concerning the classification of World Airways’ revenues comprising 10% or more of total operating revenues is presented in the following table (in millions):

	Year Ended December 31,
World Airways	2005	2004	2003
Passenger Charter Operations	$520.8	$432.6	$343.3
Cargo Charter Operations	99.9	69.1	128.5
Information concerning the classification of North American revenues comprising 10% or more of total operating revenues is presented in the following table (in millions) for the period from April 28, 2005 through December 31, 2005:

Period April 28
to December 31,
North American	2005
Passenger Charter Operations	$131.0
Passenger Scheduled Service	31.8
11. Related Party Transactions
     Corporate Headquarters
In 2004, the company that owned the building containing World Air Holdings’ corporate headquarters, with respect to which World Airways’ previous Chairman and CEO was a principal, sold the building to a real estate investment trust. In conjunction with this transaction, the Company executed a new 15-year lease. Obligations for rent under the lease aggregating $11.3 million at December 31, 2005 are included with the future lease payments for operating leases in Note 5. The Company incurred $1.2 million of rental expense in 2005, $1.1 million of rental expense in 2004, and $1.3 million of rental expense in 2003, under the lease.
12. Commitments and Contingencies
Union Negotiations and Litigation:
World Airways’ Cockpit Crewmembers: World Airways and the IBT had been negotiating the terms of a new collective bargaining agreement under the auspices of the National Mediation Board (the “NMB”) since the amendable date of the existing agreement expired on June 30, 2003. The cockpit crewmembers account for approximately 29.8% (426) of the total workforce at World Airways. After unsuccessful negotiations, a general strike was called on January 28, 2006, against all World Airways’ commercial passenger and cargo flights (the current contract prohibits World Airways’ pilots from interrupting U.S. military flying). Despite the strike, World Airways and the IBT continued negotiations and reached a Tentative Agreement on Sunday, February 5, 2006. The IBT thereafter suspended all job actions and on March 4, 2006, with 65% of the World Airways pilots voting, the pilots voted to ratify the substantive terms of the Tentative Agreement. The Tentative Agreement included a one time signing bonus of $2.6 million, which the Company recorded to expense in the first quarter of 2006. The payment of this one time signing bonus was made in 2006. The final agreement will again become amendable on March 1, 2009.
World Airways’ Flight Attendants: The 622 World Airways’ flight attendants, representing approximately 43.6% of World Airways employees, are subject to a collective bargaining agreement that will become amendable August 31, 2006. Negotiations are expected to begin prior to the amendable date.
World Airways’ Aircraft Dispatchers: The World Airways’ aircraft dispatchers, who are represented by the Transport Workers Union (“TWU”), are subject to a collective bargaining agreement that became amendable December 31, 2003. Fewer than 15 World Airways employees (approximately 1.1% of World Airways employees), are covered by this collective bargaining agreement. World Airways and the TWU commenced formal negotiations in January 2004. In August 2004, the TWU requested mediation services from the NMB. In March 2005, World Airways reached a Tentative Agreement with the TWU. However, on March 15, 2005, World Airways received notification that the majority of the aircraft dispatchers did not ratify the Tentative Agreement. In December 2005, World Airways again reached a Tentative Agreement with the TWU. The new three-year agreement was subsequently ratified by the World Airways’ dispatchers and became effective January 1, 2006.
North American’s Cockpit Crewmembers: The NMB certified the IBT to represent North American’s cockpit crewmembers on January 16, 2004 (approximately 122 employees or 19.7% of the total employees at North American). North American and the IBT commenced negotiations for their first collective bargaining agreement on April 6, 2004 and have met on numerous occasions. Although representatives from North American and the IBT continue to negotiate the terms of a comprehensive final agreement under the auspices of the NMB, no collective bargaining agreement has yet been reached.
For competitive and economic reasons, effective as of January 1, 2005 and February 1, 2005, North American unilaterally reduced cockpit crewmember wages and other benefits in addition to modifying certain work rules. The IBT thereafter filed suit against North American in the United States District Court for the Northern District

of California (San Francisco Division) seeking, among other things, a preliminary injunction against North American. Subsequently, the judge issued a written decision in North American’s favor. The IBT has appealed to the Ninth Circuit Court of Appeals. North American will continue to vigorously defend itself;. However, the Company cannot give any assurance that an adverse result in this litigation will not have a material adverse effect on its financial condition, results of operations, or liquidity.
North American’s Flight Attendants: On July 26, 2005, the NMB authorized a union election (the IBT) among North American’s flight attendants. Flight attendants comprise approximately 43.9% of employees at North American. On August 31, 2005, a majority of flight attendants voted for IBT representation and North American and the IBT have yet to commence negotiations for their first collective bargaining agreement.
Litigation: North American was a defendant in a legal action pending in California brought by a former pilot for various causes of action, including wrongful termination. In May 2006, North American and the plaintiff agreed to settle this matter with a full release, in exchange for $2.3 million cash consideration. The Company provided an accrual for this amount as of December 31, 2005.
In addition, the Company is party to routine litigation and administrative proceedings incidental to its business, none of which the Company believes is likely to have a material adverse effect on its financial condition, results of operations or liquidity.
13. Valuation and Qualifying Accounts (in thousands)

		Additions
	Balance at	Charged	Amounts
	Beginning	(Credited)	Charged	Balance at
	of Year	to Expense	to Allowance	End of Year
2005
Allowance for accounts receivable	$209	$1,622	$(188)	$1,643
Deferred tax valuation allowance	$3,748	$(31)	$—	$3,717
2004
Allowance for accounts receivable	$196	$2,659	$(2,646)	$209
Deferred tax valuation allowance	$8,823	$(5,075)	$—	$3,748
2003
Allowance for accounts receivable	$255	$1,939	$(1,998)	$196
Deferred tax valuation allowance	$12,487	$(3,664)	$—	$8,823
14. Quarterly Results (unaudited)
The results of the Company’s quarterly operations (unaudited) for 2005 and 2004 are as follows (in thousands except share data):

	Quarter Ended
	Mar 31	Jun 30*	Sep 30	Dec 31*
2005
Operating revenues	$159,549	$171,882	$217,180	$238,527
Operating income	17,178	10,789	10,235	18,414
Net earnings	9,898	5,506	5,470	10,754

Basic earnings per common share	0.52	0.23	0.23	0.45

Diluted earnings per common share	0.38	0.21	0.20	0.40

*	During the second quarter of 2005, the Company made adjustments to correct errors in the application of generally accepted accounting principles. These adjustments included entries regarding the timing of expensing recoverable spare parts, flight crew special pay requests, asset disposals and certain other operating expenses including hotels, ground handling and outside consultant fees, the timing of recognizing a vendor rebate and the incorrect use of the original cost as a basis for recognizing depreciation expense of certain aircraft parts that were impaired. As a result of the adjustments for the three month period ended June 30, 2005, revenues increased approximately $0.2 million, operating expenses decreased $0.7 million, total other expenses increased $0.8 million, and income tax expense increased $0.1 million. There was no impact on net earnings.

Additionally, during the fourth quarter of 2005, the Company recorded a number of adjustments to correct errors in the application of generally accepted accounting principles. These adjustments included entries to correct errors relating to the disaggregation of deferred rent and deferred gain on sale/leaseback transactions between current and non-current assets and liabilities, the accounting for fuel reconciliation adjustments within revenue versus netting these fuel reconciliation adjustments against fuel expense, the revision of the actuarial calculation of the liability for a post-retirement health care and life insurance benefit plan for the World Airways’ cockpit crews based on using the correct eligible retirement age within the calculation (see Note 8), and to record maintenance reserve receivables due from aircraft lessors for maintenance completed and to record the corresponding payable to the maintenance vendors who performed the maintenance service. As a result of the adjustments for the three month period ended December 31, 2005, revenues increased approximately $13.5 million, operating expenses increased $16.4 million, total other expenses decreased by $0.8 million, and income tax expense decreased by $0.8 million resulting in a net earnings decrease of $1.3 million.

The estimated aggregate impact of these out of period adjustments to correct errors in the application of generally accepted accounting principles for the year ended December 31, 2005 (including those recorded in the second and fourth quarters of 2005) increased total operating expenses by approximately $1.5 million, decreased income tax expense by approximately $0.6 million and decreased net earnings by approximately $0.9 million.

The out of period impact of these adjustments was deemed immaterial both individually and in the aggregate, to the Company’s Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Changes in Stockholders’ Equity (Deficit) and Consolidated Statements of Cash Flows for any prior annual periods and prior interim periods including 2005 interim periods and to its results for the year ended December 31, 2005, to trends for those periods affected, and to the fair presentation of the Company’s consolidated financial statements for those periods.
During the quarter ended September 30, 2005 the Company increased its accrual by $12.5 million to $12.7 million for legal expenses associated with the wrongful termination lawsuit by a former pilot at North American. In May 2006, North American and the plaintiff agreed to settle this matter with a full release, in exchange for $2.3 million cash consideration. As a result of this agreement, an adjustment to reduce legal expense of $10.4 million was recorded during the quarter ended December 31, 2005.

	Quarter Ended
	Mar 31	Jun 30	Sep 30	Dec 31
2004
Operating revenues	$129,584	$115,060	$129,175	$130,081
Operating income	13,639	4,388	13,764	8,492
Net earnings	7,875	2,569	7,054	8,089

Basic earnings per common share	0.69	0.22	0.54	0.51

Diluted earnings per common share	0.34	0.12	0.31	0.32

The sum of the quarterly earnings per share amounts does not equal the annual amount since per share amounts are computed independently for each quarter and full year based on respective weighted-average shares outstanding and other dilutive potential shares.
Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.
None
Item 9A. Controls and Procedures.
A. Disclosure Controls and Procedures
Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are controls and other procedures that are designed to provide reasonable assurance that the information that the Company is required to disclose in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
In connection with the preparation of this Annual Report, the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures as of December 31, 2005. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were not effective as of December 31, 2005 due to the material weaknesses in internal control over financial reporting described below.
In light of the material weaknesses described below, the Company performed additional analyses and other procedures to ensure that the consolidated financial statements included in this Annual Report were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These procedures included additional testing of financial transactions at December 31, 2005, including a review of cash receipts and cash disbursements to ensure the accuracy of the annual financial statements. Additionally, the Company performed a review of all material contracts, conducted a more detailed evaluation of fixed asset additions and disposals and performed a review of its tax provision model. As a result of these and other expanded procedures, the Company concluded that the consolidated financial statements included in this Annual Report present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

B. Management’s Report on Internal Control Over Financial Reporting
World Air Holdings, Inc.’s (“World Air Holdings” or “the Company”) management, under the supervision of the Chief Executive Officer and the Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes policies and procedures that:
     (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
     (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and
     (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with existing policies or procedures may deteriorate.
Under the supervision of the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2005, based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In connection with management’s assessment of the Company’s internal control over financial reporting referred to above, management has identified the following material weaknesses in the Company’s internal control over financial reporting as of December 31, 2005:
1.	The Company did not maintain effective company-level controls, as defined in COSO. These deficiencies related to each of the five components of internal control as defined by COSO (control environment, risk assessment, control activities, information and communication, and monitoring). Specifically, the following deficiencies were identified:
a.	The Company’s control environment did not set an adequate tone around control consciousness, and this material weakness was a contributing factor in the development of other material weaknesses described below.

b.	The Company’s operations personnel did not have a sufficient understanding of how their respective processes impacted the ultimate financial reporting process.

c.	The Company failed to implement an adequate assignment of authority and accountability and the necessary lines of communication between operations and accounting personnel.

d.	The Company did not employ a staff sufficient in number or with requisite accounting and financial reporting knowledge to ensure the preparation of accurate, reliable and timely interim and annual consolidated financial statements, and to ensure the proper selection of accounting policies and the correct application of generally accepted accounting principles in those financial statements.

e.	The Company did not provide adequate training opportunities for accounting and operating personnel to maintain current knowledge of accounting requirements.
Each of these material weaknesses in the Company’s company-level controls contributed to the material weaknesses discussed in the following items 2 through 6.

2.	The Company lacked personnel with sufficient institutional knowledge and expertise in accounting for income taxes. In addition, the Company did not maintain effective policies and procedures regarding the accounting for income taxes, including taxes payable, deferred income tax assets and liabilities and the related income tax provision. Specifically, the Company’s policies and procedures did not provide for the effective internal preparation and review of complex tax calculations, the review of the outsourced tax provision, or preparation of sufficient documentation of the Company’s income tax accounting. These deficiencies resulted in material errors in the Company’s preliminary income tax provision in the 2005 consolidated financial statements.

3.	The Company did not have policies and procedures to ensure the effective monitoring of the financial statement implications of all contracts throughout their life cycle. Specifically, the following deficiencies were identified:
a.	The Company did not have adequate policies and procedures to effectively identify and document the terms of significant contracts and to consider and monitor the related accounting treatment for the provisions of these contracts. This deficiency resulted in material errors in the classification of debt and the accounting for certain lease agreements and a supply/service agreement in the preliminary 2005 consolidated financial statements.

b.	For certain contracts the Company did not have adequate policies and procedures to review and verify the inputs and assumptions used by third-party service providers to determine amounts used in the preparation of the Company’s financial statements. This deficiency resulted in errors in the accounting for the Company’s crew members’ post-retirement benefit plan and company-wide self insured health care plan in the preliminary 2005 consolidated financial statements.
4.	The Company did not maintain effective policies and procedures relating to its accounting for and review of fixed assets to ensure that such accounting complied with generally accepted accounting principles. Specifically, the following deficiencies were identified:
a.	The Company did not maintain effective policies and procedures to ensure that fixed asset disposals were reported to the accounting department on a timely basis. The resulting lack of communication resulted in an overstatement of fixed assets in the preliminary 2005 consolidated financial statements.

b.	The Company did not maintain a system whereby automatic entries were made from the perpetual fixed asset inventory operating system to the fixed asset sub-ledger, and therefore could not perform an effective reconciliation of the two systems.

c.	The Company did not maintain effective policies and procedures to review the accuracy of fixed asset depreciation expense, asset lives and salvage values, or to perform timely inventories of certain fixed assets, which resulted in errors in depreciation expense and fixed assets in the preliminary 2005 consolidated financial statements.
5.	The Company did not maintain effective policies and procedures relating to accounting for certain aircraft maintenance processes. Specifically, the Company did not maintain effective policies and procedures to ensure that maintenance reserve receivables and related payables are recorded in the correct accounting period, and in the correct amounts, and that the timing of completion of certain maintenance events are effectively communicated by the maintenance department to the accounting department. This deficiency resulted in errors in maintenance reserve receivables and related payables and a cut-off error in maintenance expense in the preliminary 2005 consolidated financial statements.

6.	The Company did not have effective controls over the financial reporting close process. Specifically, the following deficiencies were identified:
a.	The Company did not have a sufficient number of accounting professionals with requisite technical and financial reporting knowledge to ensure the proper selection of accounting policies and the correct application of generally accepted accounting principles in the consolidated financial statements, and to ensure that accurate and reliable financial statements were prepared and reviewed on a timely basis, which resulted in material errors in the preliminary 2005 consolidated financial statements.

b.	The Company lacked effective policies and procedures to identify and correctly record the accounting implications of complex and non-routine transactions and to provide for sufficient review of financial information and related presentation and disclosures, which resulted in material errors in the preliminary 2005 consolidated financial statements.
Each of the aforementioned material weaknesses results in more than a remote likelihood that a material misstatement in the Company’s consolidated financial statements would not be prevented or detected.
North American Airlines, Inc. (“North American”) was acquired by the Company in a purchase business combination in April 2005. Management has excluded North American from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. North American’s share of the Company’s consolidated total assets and total revenues was approximately 30.0% and 20.8%, respectively, as of and for the year ended December 31, 2005. The assets of North American included approximately $25.4 million of goodwill at December 31, 2005.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.
C. Changes in Internal Control Over Financial Reporting
During the fourth quarter of 2005, the Company hired a tax director, who is a certified public accountant, with both public accounting and industry experience, to build the tax team and to supplement the Company’s current processes. During the third and fourth quarters of 2005, the Company hired a corporate controller who is a certified public accountant and an accounting/reporting manager who is also a certified public accountant, respectively, both with airline industry experience to improve the consolidation, disclosure and reporting processes.
Although management has excluded North American from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, after the closing of the acquisition of North American in April, 2005, the Company’s management team, with the assistance of outside consultants, began a review of North American’s processes, controls and systems at North American in order to assess their adequacy and, as appropriate, began implementing improvements. During this review, the Company identified critical process and resource deficiencies related to the following major areas of North American: lack of controls over the recording of expenses in the correct accounting period, insufficient documented procedures and policies related to the financial reporting process; inadequate staffing and lack of experienced personnel necessary to identify and properly address technical accounting and reporting issues related to accounting matters; an ambiguous management reporting structure, which created reporting deficiencies and a lack of accountability; lack of segregation of duties; lack of controls over filing certain required tax returns; and deficiencies in its management review of accounting data and control and reconciliation processes. The Company has used a risk-based approach in the implementation of disclosure controls and procedures and internal control over financial reporting at North American, by allocating its implementation resources immediately to the controls and procedures over the most critical processes .
The Company has made progress in improving the internal controls at North American during the fourth quarter of 2005 and as a result North American’s accounting and finance organization has been enhanced and restructured so that visibility and accountability are improved. The Company hired a temporary chief financial officer at North American during the fourth quarter to oversee and assist in the review of controls and procedures. While the Company evaluated its long term staffing requirements, it used third-party consultants to supplement its existing North American accounting staff. These consultants reconciled account balances and assisted in the month-end close process during the fourth quarter of 2005 under the guidance of the controller. During the fourth quarter of 2005, the Company hired an experienced accounting manager for North American who has taken responsibility for the account reconciliation process and an accounts payable supervisor for North American to ensure the timely processing of invoices and improve month-end cut off procedures. While management continued to utilize consultants during the fourth quarter of 2005, the consultants were phased out by the end of February 2006, as the Company deemed the North American finance organization to be fully staffed.
Other than as expressly noted in the preceding three paragraphs, there were no changes in internal control over financial reporting during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
D. Remediation of Material Weakness in Internal Controls
In conjunction with the assessment of the Company’s internal control over financial reporting above and the remediation of material weaknesses, it is important to note certain conditions and events that impacted the Company’s ability to remediate the material weaknesses identified by its assessment:
1.	The Company acquired privately-held North American and subsequently had to have its independent auditors conduct a re-audit of North American’s 2004 financial statements, previously audited by a local accounting firm which was unable to provide consent to the inclusion of its audit report in the Company’s required SEC filings. Substantial resources were required to restate the 2004 financial statements and build financial processes and staffing at North American to provide the ability to prepare reliable financial statements for inclusion in the Company’s consolidated financial statements.
2.	The Company reorganized itself into a holding company structure whereby World Air Holdings was created and became the parent Company of World Airways, North American and World Risk Solutions.

3.	In 2005, the Company became an “accelerated filer” as defined by Rule 12b-2 of the Exchange Act. As a result, the Company was required to comply with the assessment and reporting requirements of Section 404 of the Sarbanes-Oxley Section Act of 2002 as of December 31, 2005. At the same time, substantial resources were diverted from assessment and remediation efforts to focus on the integration of the North American acquisition.

4.	The Company experienced significant delays in various SEC filings and restated the second quarter 2005 Form 10-Q.
Subsequent to the period covered by this report unless expressly noted as occurring in the third or fourth quarter of 2005, the Company has engaged in substantial efforts to address the material weaknesses in its internal control over financial reporting and the ineffectiveness of the disclosure controls and procedures as follows:
1.	Control Environment
a.	The assessment process under Sarbanes-Oxley Section 404 has allowed the Company to utilize the process documentation and identified deficiencies to focus process improvement on those areas with the highest level of risk.

b.	The Company is currently evaluating key process outputs and evaluating who is the ultimate “owner” of the output, to ensure that the effective process controls are in place. In addition, with the increase in the number and enhancement of skill sets and experience of the Company’s accounting professionals, its corporate controller will be able to provide additional oversight in terms of GAAP application.

c.	The Company has taken decisive steps to obtain the appropriate skill sets and experience and increase the number of its qualified accounting personnel. Listed below are some of the critical accounting and finance roles that have been filled:
i.	In April 2006, the Company hired a new Chief Financial Officer with a background in public company compliance and a strong process improvement background.

ii.	During the fourth quarter of 2005, the Company hired a tax director, who is a certified public accountant, with both public accounting and industry experience, to build the tax team and to supplement the Company’s current processes.

iii.	During the third and fourth quarters of 2005, the Company hired a corporate controller who is a certified public accountant and an accounting/reporting manager who is also a certified public accountant, respectively, both with airline industry experience to improve the consolidation, disclosure and reporting processes.
In addition to these key individuals, the Company has filled numerous accounting vacancies and expanded the overall staffing of the accounting and finance functions. The Company has also expended significant amounts to engage professional consultants to supplement the accounting team.

d.	The Company has committed resources to provide training to accounting and operating personnel to ensure that the knowledge level required to ensure effective internal control over financial reporting is maintained.
2.	Tax Process
a.	The Company has hired a tax director to assist the Company’s external tax professional with the preparation and review of the tax provision model, and to develop policies and procedures related to the preparation and review of complex tax calculations.

b.	The Company has hired an international tax firm to provide guidance on complex tax issues to supplement the existing knowledge of the tax staff.

c.	The Company has acquired access to an external tax database to facilitate research of tax issues.
3.	Contracts
a.	The Company has hired an outside consultant to review all contracts and prepare accounting summaries to provide a baseline for contract administration.

b.	The Company plans to institute monthly update meetings between the operating and accounting departments to facilitate communication on contract issues, including changes to existing contracts, new contracts in process and newly-executed contracts.

c.	The Company is developing policies and procedures to monitor the inputs and assumptions used by third-party service providers in accounting for certain contracts such as the Company’s crew members’ post-retirement benefit plan and the company-wide self insured health care plan.
4.	Fixed Assets
a.	The Company has formed an improvement team with the appropriate process personnel with the goal of resolving the issues with the current operating process.

b.	The Company has formed a strategy team to review the entire fixed asset process with the goal of improving both the efficiency of the process and creating a more robust control environment. In addition, systems alternatives are also being evaluated.
5.	Maintenance
a.	The Company has documented and implemented a process to ensure that maintenance reserve receivables and related payables are recorded in the correct accounting period and in the correct amounts.

b.	The Company has documented and implemented procedures for the Company’s maintenance personnel to identify and communicate the timing of the completion of maintenance events to the finance and accounting personnel.
6.	Financial Close Process
a.	The Company has hired additional accounting professionals with requisite accounting and financial reporting knowledge to assist with the preparation and review of the financial statements on a timely basis, and to ensure the proper selection of accounting policies and the correct application of generally accepted accounting principles in the consolidated financial statements.

b.	The Company is currently evaluating the financial reporting process to reduce the process complexities and eliminate unnecessary steps, and to ensure the sufficiency of the Company’s policies and procedures.

c.	The Company is developing policies and procedures to ensure proper identification of and accounting for non-routine and complex transactions, and to provide for sufficient review of financial information and related presentation and disclosures.
d.	The Company plans to automate a number of manual processes to ensure timely and accurate closing of the books.

e.	The Company has allocated financial resources for system upgrades and training for employees.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
World Air Holdings, Inc.:
We have audited the accompanying consolidated balance sheets of World Air Holdings, Inc. and subsidiaries (“World Air Holdings”) as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of World Air Holdings’ management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of World Air Holdings as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Accounting Oversight Board (United States), the effectiveness of World Air Holdings’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 6, 2006 expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of internal control over financial reporting.
/s/ KPMG LLP
Atlanta, Georgia
July 6, 2006
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
World Air Holdings, Inc.:
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A(B)), that World Air Holdings, Inc. (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of material weaknesses identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). World Air Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of December 31, 2005:

1.	The Company did not maintain effective company-level controls, as defined in COSO. These deficiencies related to each of the five components of internal control as defined by COSO (control environment, risk assessment, control activities, information and communication, and monitoring). Specifically, the following deficiencies were identified:
a.	The Company’s control environment did not set an adequate tone around control consciousness, and this material weakness was a contributing factor in the development of other material weaknesses described below.

b.	The Company’s operations personnel did not have a sufficient understanding of how their respective processes impacted the ultimate financial reporting process.
c.	The Company failed to implement an adequate assignment of authority and accountability and the necessary lines of communication between operations and accounting personnel.

d.	The Company did not employ a staff sufficient in number or with requisite accounting and financial reporting knowledge to ensure the preparation of accurate, reliable and timely interim and annual consolidated financial statements, and to ensure the proper selection of accounting policies and the correct application of generally accepted accounting principles in those financial statements.

e.	The Company did not provide adequate training opportunities for accounting and operating personnel to maintain current knowledge of accounting requirements.
Each of these material weaknesses in the Company’s company-level controls contributed to the material weaknesses discussed in the following items 2 through 6.

2.	The Company lacked personnel with sufficient institutional knowledge and expertise in accounting for income taxes. In addition, the Company did not maintain effective policies and procedures regarding the accounting for income taxes, including taxes payable, deferred income tax assets and liabilities and the related income tax provision. Specifically, the Company’s policies and procedures did not provide for the effective internal preparation and review of complex tax calculations, the review of the outsourced tax provision, or preparation of sufficient documentation of the Company’s income tax accounting. These deficiencies resulted in material errors in the Company’s preliminary income tax provision in the 2005 consolidated financial statements.

3.	The Company did not have policies and procedures to ensure the effective monitoring of the financial statement implications of all contracts throughout their life cycle. Specifically, the following deficiencies were identified:
a.	The Company did not have adequate policies and procedures to effectively identify and document the terms of significant contracts and to consider and monitor the related accounting treatment for the provisions of these contracts. This deficiency resulted in material errors in the classification of debt and the accounting for certain lease agreements and a supply/service agreement in the preliminary 2005 consolidated financial statements.

b.	For certain contracts the Company did not have adequate policies and procedures to review and verify the inputs and assumptions used by third-party service providers to determine amounts used in the preparation of the Company’s financial statements. This deficiency resulted in errors in the accounting for the Company’s crew members’ post-retirement benefit plan and company-wide self insured health care plan in the preliminary 2005 consolidated financial statements.

4.	The Company did not maintain effective policies and procedures relating to its accounting for and review of fixed assets to ensure that such accounting complied with generally accepted accounting principles. Specifically, the following deficiencies were identified:

a.	The Company did not maintain effective policies and procedures to ensure that fixed asset disposals were reported to the accounting department on a timely basis. The resulting lack of communication resulted in an overstatement of fixed assets in the preliminary 2005 consolidated financial statements.

b.	The Company did not maintain a system whereby automatic entries were made from the perpetual fixed asset inventory operating system to the fixed asset sub-ledger, and therefore could not perform an effective reconciliation of the two systems.

c.	The Company did not maintain effective policies and procedures to review the accuracy of fixed asset depreciation expense, asset lives and salvage values, or to perform timely inventories of certain fixed assets, which resulted in errors in depreciation expense and fixed assets in the preliminary 2005 consolidated financial statements.
5.	The Company did not maintain effective policies and procedures relating to accounting for certain aircraft maintenance processes. Specifically, the Company did not maintain effective policies and procedures to ensure that maintenance reserve receivables and related payables are recorded in the correct accounting period, and in the correct amounts, and that the timing of completion of certain maintenance events are effectively communicated by the maintenance department to the accounting department. This deficiency resulted in errors in maintenance reserve receivables and related payables and a cut-off error in maintenance expense in the preliminary 2005 consolidated financial statements.

6.	The Company did not have effective controls over the financial reporting close process. Specifically, the following deficiencies were identified:
a.	The Company did not have a sufficient number of accounting professionals with requisite technical and financial reporting knowledge to ensure the proper selection of accounting policies and the correct application of generally accepted accounting principles in the consolidated financial statements, and to ensure that accurate and reliable financial statements were prepared and reviewed on a timely basis, which resulted in material errors in the preliminary 2005 consolidated financial statements.

b.	The Company lacked effective policies and procedures to identify and correctly record the accounting implications of complex and non-routine transactions and to provide for sufficient review of financial information and related presentation and disclosures, which resulted in material errors in the preliminary 2005 consolidated financial statements.
Each of the aforementioned material weaknesses results in more than a remote likelihood that a material misstatement in the Company’s consolidated financial statements would not be prevented or detected.
In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by COSO.

North American Airlines, Inc. (“North American”) was acquired by the Company in a purchase business combination in April 2005. Management has excluded North American from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. North American’s share of the Company’s consolidated total assets and total revenues was approximately 30.0% and 20.8%, respectively, as of and for the year ended December 31, 2005. The assets of North American included approximately $25.4 million of goodwill at December 31, 2005. Our audit of internal control over financial reporting of World Air Holdings, Inc. also excluded an evaluation of the internal control over financial reporting of North American.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of World Air Holdings, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2005. The aforementioned material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and this report does not affect our report dated July 6, 2006, which expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Atlanta, Georgia
July 6, 2006

PART III

Item 10.	Directors and Executive Officers of the Registrant
     Directors and Executive Officers
Directors
The Board of Directors of the Company as of December 31, 2005 is provided below:

Name	Age	Position(s) Held	Term Expiration	Period Served
General Ronald R. Fogleman	64	Chairman, Class II Director	2006	March 1998 – Present

Daniel J. Altobello	65	Class I Director	2008	March 1998 – Present

A. Scott Andrews	47	Class III Director	2007	June 1992 – Present

Joel H. Cowan	69	Class III Director	2007	March 2000 – Present

Madeline E. Hamill, PhD	46	Class I Director	2008	May 2005 – Present

Russell L. Ray, Jr.	70	Class II Director	2006	July 1993 – Present

Peter M. Sontag	62	Class I Director	2008	February 1994 – Present

Randy J. Martinez	50	Class III Director; Chief Executive Officer	2007	April 2004 – Present

Jeffrey L. MacKinney	49	Class II Director; President	2006	August 2005 - Present
General Ronald R. Fogleman. General Fogleman has been a director of the Company since March 1998. He retired from the United States Air Force on September 1, 1997 after 38 years of service. On his final tour of duty, he served as Chief of Staff of the Air Force, a member of the Joint Chiefs of Staff, and military advisor to the Secretary of Defense, the National Security Council, and the President of the United States. He is a director of Mesa Air Group, Inc., AAR Corporation and Alliant Techsystems Corporation, all reporting companies, a trustee of Mitre Corporation, and a director of several other privately held aerospace and defense industry companies.
Daniel J. Altobello. Mr. Altobello has been a director of the Company since March 1998. Since October 1, 2000, he has been a private investor and active board member of several companies. From September 1995 until October 2000, Mr. Altobello was the Chairman of Onex Food Services, Inc., the parent corporation of Caterair International, Inc. and LSG/SKY Chefs, the world’s largest airline catering company. From 1989 to 1995, Mr. Altobello served as chairman, President and Chief Executive Officer of Caterair International Corporation. He is a director of JER Investors Trust, Diamond Rock Hospitality Trust, Media Bay, Mesa Air Group, Inc. and Friedman, Billings, Ramsey Group, Inc., a registered broker-dealer and all reporting company, and several privately held companies.
A. Scott Andrews. Mr. Andrews has been a director of the Company since June 1992. Mr. Andrews is Co-Founder and Managing Partner of Winston Partners Group, a Virginia-based firm focused on private equity and hedge fund investments. From 1987 until founding Winston Partners, Mr. Andrews was Chief Financial Officer of WorldCorp, a NYSE holding company. Prior thereto, Mr. Andrews was Vice President-Finance of Presidential Airways. From 1980-1985, he worked for JP Morgan, with his principal focus on corporate finance, leveraged acquisitions and corporate restructurings. Currently, Mr. Andrews serves as Audit Committee Chairman of World Air Holdings, Inc. In addition, Mr. Andrews serves as Chairman of the Board of International Legwear Group

(ILG) and Shearer’s Foods. He is a member of the Board of Directors of Hobart West Group, firstSTREET, and Grantham Education. At Grantham he is Chairman of the Audit Committee. Mr. Andrews earned his B.A. with Distinction from the University of Virginia and serves on the boards of the Christian Children’s Fund and Hill School.
Joel H. Cowan. Mr. Cowan has been a director of the Company since March 2000. Since May 1984, he has been chairman of Habersham & Cowan, Inc., a private service and investment firm. He is a director of several privately held companies and is a former director of Continental Airlines, Inc., Interstate General Company, LP, and IRT Property Co., all reporting companies under the Exchange Act.
Madeline E. Hamill, PhD. Dr. Hamill has been a director of the Company since May 2005. Dr. Hamill is managing director of Venadar LLC (“Venadar”). Prior to joining Venadar, Dr. Hamill was managing partner of the Hildebrand Hamill strategic planning consultancy and served as Vice President and director, Worldwide Strategic Planning for The Coca-Cola Company. She serves on the boards of Holy Innocents’ Episcopal School and the Georgia Council of International Visitors. She is a member of the Society of International Business Fellows and the National Association of Corporate Directors.
Russell L. Ray, Jr. Mr. Ray has been a director of the Company since July 1993. He was President and Chief Executive Officer of World Airways from April 1997 to May 1999, and Chairman of the Board of Directors of the Company from June 1998 to May 1999. Mr. Ray is also currently a director of Exceltech, Inc. (a Canadian public company). From March 1996 to April 1997, he was an aviation and aerospace consultant. Previously he was Executive Vice President of British Aerospace, Inc.; President and Chief Executive Officer of Pan American World Airways; Vice President and General Manager of commercial marketing of McDonnell Douglas Corporation; president of Pacific Southwest Airlines; Senior Vice President of Eastern Airlines and director of Commercial Sales of Lockheed. Mr. Ray is currently Non-Executive Chairman of Technobrands, Inc.
Peter M. Sontag. Mr. Sontag has been a director of the Company since February 1994. He was on the Global Board of Directors in 2005 of TQ3 Travel Solutions Management Holding GmbH (www.tq3.com) in Bremen, Germany, a wholly owned subsidiary of TUI A.G. (www.tui.com) in Hanover, Germany, a DAX 30 company. Mr. Sontag is a Senior Executive Advisor in matters of Corporate Development to TUI A.G. Since 2000, he has been a director of NetHotels Travel Software Technology GmbH of Vienna, Austria (www.nethotels.com). Mr. Sontag is also a director of Coast Dental Corporation (www.CoastDental.com) in Tampa, Florida since November 2002. Mr. Sontag is also a director of Orthopedic Development Corporation, Inc. (www.odcsurgical.com) of Clearwater, Florida a private company with patents pending in spinal surgery and distribution of exercise equipment for handicapped patients. From 1997 to 2000, he was Chairman and part-owner of Travel Industries, Inc., d/b/a/ THOR, Inc. of Boulder, Colorado, which provided marketing, management, and automated operational services to associated travel distributors worldwide. Mr. Sontag was the founder, Chairman and Chief Executive Officer of USTravel in Rockville, Maryland, a $2.4 billion commercial travel company he started from zero and which he sold in 1994. Mr. Sontag is also the owner of Fast Lane Travel, Inc. of Clearwater, Florida; a company specializing in upscale incentive travels (www.fastlanetravel.com) and is the exclusive travel provider to the Porsche Club of America with 55,000 members. Previously he supplied strategic, travel, and automation consulting services to various national and international clients and was the founder, Chairman and Chief Executive Officer of Sontag, Annis & Associates, Inc., a travel technology and strategy firm sold to Citicorp in 1987.
Randy J. Martinez. Mr. Martinez has been a director of the Company since April 1, 2004. Mr. Martinez has served as Chief Executive Officer of the Company since April 2005, President and Chief Executive Officer of the Company and World Airways from April 2004 to April 2005 and served as President and Chief Operating Officer from November 2003 to April 1, 2004. Mr. Martinez previously served as Executive Vice President, Marketing & Administration since June 2002. He joined World Airways in October 1998 as the Director of Crew Resources and was appointed to be the Special Assistant to the Chairman in May 1999. In August 1999, he was named Chief Information Officer. Mr. Martinez came to the Company after a distinguished 21-year career with the United States Air Force (Colonel, retired, and Command Pilot). Prior to his leaving the United States Air Force, he was the Principal Advisor to the Chief of Staff of the North Atlantic Treaty Organization’s (NATO) senior-most Strategic Planning Staff. Mr. Martinez also served as the Senior Aide-de-Camp to the Chairman of the Joint Chiefs of Staff at the Pentagon, Commander of the 457th Airlift Squadron at Andrews Air Force Base in Maryland

and Chief of the Wing Standardization & Evaluation Division in DESERT STORM for C-130’s. He is a combat experienced pilot and decorated officer.
Jeffrey L. MacKinney. Mr. MacKinney was appointed a director in August, 2005. Mr. MacKinney has been President of the Company since April 2005. Previously, he served as Chief Operating Officer of the Company and for World Airways. He joined World Airways in August 2003 as Senior Vice President of Planning and Corporate Development, after serving as President of his own aviation consulting firm. Prior to forming his own company in 2002, Mr. MacKinney was President and Chief Executive Officer of TransMeridian Airlines, an Atlanta based charter airline. He joined TransMeridian in 1999 from AirTran Airways, where he held the position of Senior Vice President-Marketing & Planning. Prior to AirTran, he served as Senior Vice President-Planning & Business Development for a regional airline holding company. Mr. MacKinney held several leadership positions during nine years with American Airlines, most recently as Managing Vice President of AMR Consulting Group. Before joining American, he served as Vice President-Marketing and Planning for Air Virginia. He began his career with Trans World Airways (“TWA”).
Executives
Executive officers of the Company and its subsidiaries are appointed by and serve at the discretion of the Company’s Board of Directors. Information regarding the Company and its subsidiaries’ executive officers as of December 31, 2005 is provided below:

Name	Age	Position
Randy J. Martinez	50	Chief Executive Officer and Director

Jeffrey L. MacKinney	49	President and Director

Virginia G. Clark*	52	Interim Chief Financial Officer

Gilberto M. Duarte, Jr.	61	Executive Vice President and President – World Risk Solutions

Charles H. J. Addison	45	Chief Information Officer

Robert R. Binns	41	Chief Marketing Officer

Mark M. McMillin	51	General Counsel & Corporate Secretary

Charles P. McDonald	41	Chief Operating Officer – World Airways

Steven E. Harfst**	42	Chief Operating Officer – North American
Randy J. Martinez has served as Chief Executive Officer of the Company since April 2005, President and Chief Executive Officer of the Company and World Airways from April 2004 to April 2005 and served as President and Chief Operating Officer from November 2003 to April 1, 2004. Mr. Martinez previously served as Executive Vice President, Marketing & Administration since June 2002. He joined World Airways in October 1998 as the Director of Crew Resources and was appointed to be the Special Assistant to the Chairman in May 1999. In August 1999, he was named Chief Information Officer. Mr. Martinez came to the Company after a distinguished 21-year career with the United States Air Force (Colonel, retired, and Command Pilot). Prior to his leaving the United States Air Force, he was the Principal Advisor to the Chief of Staff of the North Atlantic Treaty Organization’s (NATO) senior-most Strategic Planning Staff. Mr. Martinez also served as the Senior Aide-de-Camp to the Chairman of the Joint Chiefs of Staff at the Pentagon, Commander of the 457th Airlift Squadron at Andrews Air Force Base in Maryland and Chief of the Wing Standardization & Evaluation Division in DESERT STORM for C-130’s. He is a combat experienced pilot and decorated officer.
Jeffrey L. MacKinney has been President of the Company since April 2005. Previously, he served as Chief Operating Officer of the Company and for World Airways. He joined World Airways in August 2003 as Senior Vice President of Planning and Corporate Development, after serving as President of his own aviation consulting firm. Prior to forming his own company in 2002, Mr. MacKinney was President and Chief Executive Officer of TransMeridian Airlines, an Atlanta based charter airline. He joined TransMeridian in 1999 from AirTran Airways, where he held the position of Senior Vice President-Marketing & Planning. Prior to AirTran, he served as Senior Vice President-Planning & Business Development for a regional airline holding company. Mr. MacKinney held several leadership positions during nine years with American Airlines, most recently as Managing Vice President of AMR Consulting Group. Before joining American, he served as Vice President-Marketing and Planning for Air Virginia. He began his career with TWA.
Virginia G. Clark was appointed to act as the Company’s interim Chief Financial Officer on December 7, 2005. Ms. Clark has served as Vice President and Controller of the Company, since August 2005. From April 2001 to August 2005, she served as Controller and Director of Accounting at Air Tran Airways. From April 2000 to April 2001, she served as Controller at Sears Termite and Pest Control. She obtained a Bachelor of Science degree in Business Administration and Accounting from the University of Central Florida in 1982 and a Master of Business Administration degree from the University of Florida in 2000.
Gilberto M. Duarte, Jr. served as Executive Vice President of World Air Holdings and President of World Risk Solutions until his retirement effective June 08, 2006. Previously, he served as Chief Financial Officer of World Air Holdings and World Airways. He joined World Airways in August 1998 as Vice President and Controller and was named Chief Financial Officer, effective December 1998. Mr. Duarte’s career spans 35 years in the airline industry. Mr. Duarte held a number of leadership positions during his 22 years with Eastern Airlines, distinguishing himself as Division Controller and as Vice President of Airport Operations. From 1992 to 1995, he served as Executive Vice President of Universal Aviation Services. From 1995 to 1997, he served as Executive Vice President of BWIA International, based in Trinidad & Tobago. Prior to joining World Airways, Mr. Duarte served as President of Inktel Marketing from 1997 to 1998.
Charles H. J. Addison became Chief Information Officer in August 2005. He joined World Airways in May 1988 as Supervisor, Revenue Accounting and in June 1989 moved into a Financial Analyst position. Mr. Addison was promoted to Director, Materials Services in February 1992 and held this position for seven years. Between January 1999 and April 2001, Mr. Addison held two other Director positions — Director, Material and Scheduled Service Administration, and Director, Contracts and Purchasing. In April 2001, Mr. Addison was appointed to Senior Director, Strategic Planning and Contracts. In June 2002, Mr. Addison was appointed to Executive Vice President, Operations and was responsible for managing the Technical Services, Customer Services, Flight Operations, In-flight Services and Travel Departments. In April 2004, he became the Senior Vice President of Operational Support Services.
Robert R. Binns became Chief Marketing Officer in August 2005. He joined World Airways in April 2004 as Senior Vice President of Marketing and Planning. Prior to joining World Airways, Mr. Binns was President and Chief Executive Officer of TransMeridian Airlines from April 2002 to April 2004 and, previous to this, had been its Chief Financial Officer from December 2001 to April 2002. Mr. Binns was Vice President and Controller for the technical division of Pegasus Aviation from April 2000 through December 2001, and also spent several years with TWA in a variety of positions, including General Auditor.
Mark M. McMillin became General Counsel and Corporate Secretary in May 2005 after having served as the Assistant General Counsel for World Airways since December 2003. Mr. McMillin has nearly 19 years of general corporate, transactional and litigation experience including serving as general counsel for companies in the telecommunications and pharmaceutical industries. He is a member of the New York, Connecticut, Virginia, and Washington D.C. bar associations. Prior to entering the legal profession, Mr. McMillin joined GTE through its management training program in 1980 and before that served as a platoon leader with the 11th Armored Cavalry “Black Horse” Regiment in Germany during the late 1970’s and was honorably discharged from the service at the rank of captain. Mr. McMillin obtained his juris doctorate degree from The John Marshall Law School located in Chicago, Illinois and his B.A. in History from Canisius College located in Buffalo, New York.
Charles P. McDonald became Chief Operating Officer at World Airways in April 2005. His responsibilities include Flight Operations, Aircraft Maintenance and Engineering, In-Flight Services, Customer Service, Safety, and Human Resources. He first joined the Company in May 2004 as Senior Vice President of Operations. Mr. McDonald has over 18 years of aviation experience, most recently as Chief Operating Officer of TransMeridian Airlines from 1999 through 2004. Prior to this position, Mr. McDonald held senior-level positions with British Aerospace Regional Aircraft from 1995 to 1999 and the AMR Corporation, including Director of Aircraft Maintenance for Flagship Airlines from 1988 through 1995.
Steven E. Harfst served as Chief Operating Officer of North American from the time of the acquisition of North American in April 2005 through February 6, 2006 when he resigned to pursue another opportunity.

*	Ms. Clark was appointed Interim Chief Financial Officer of the Company pending the employment of a full time Chief Financial Officer. On April 17, 2006, the Company entered into an employment agreement with Michael W. Towe (“Mr. Towe”) whereby Mr. Towe is to serve as Chief Financial Officer of the Company. Prior to joining the Company, Mr. Towe, 50, served as Chief Financial Officer of Roper Industries from 2004 until March 14, 2006. Mr. Towe served as Chief Financial Officer and Chief Operating Officer of GE TIP/Modular Space from 2002 through 2004 and served as Chief Financial Officer of GE Capital, JC Penney Credit Services from 2000 through 2001.

**	Mr. Harfst resigned his employment with North American in February 2006. On February 1, 2006, the Company hired Jeffery W. Wehrenberg (“Mr. Wehrenberg”) whereby Mr. Wehrenberg is to serve as Chief Operating Officer of North American Airlines. Prior to joining North American, Mr. Wehrenberg, 46, served as President of New Heights Aviation Services, LLC from August 2005 until February 2006. Mr. Wehrenberg served as Vice President – Ground Operations and Director – System Operations Control at Mesaba Aviation (Northwest Airlink) from September 2000 through June 2005.
     Audit Committee
The Audit Committee is directly responsible for the appointment (subject to stockholder ratification), compensation, retention and oversight of the work of any independent auditors engaged by the Company for the purpose of preparing or issuing an audit report or performing other audit, review or attest services. The Audit Committee’s other primary duties and responsibilities are to (i) monitor the integrity of the Company’s financial reporting process and systems of internal controls regarding finance, accounting, and legal compliance; (ii) oversee the independence and performance of the Company’s independent auditors; (iii) provide an avenue of communication among the independent auditors, management, and the Board; and (iv) review areas of potential significant financial risk to the Company. The Audit Committee reviews, at least once each year, the terms of all material transactions and arrangements between the Company and its affiliates. The Board of Directors has adopted a written charter for the Audit Committee which, as revised in February 2005, can be found on the Company’s website at www.worldairholdings.com.
The members of the Audit Committee are A. Scott Andrews (Chair), Joel H. Cowan, Madeline E. Hamill, and Russell L. Ray, Jr.. The Board of Directors has determined that each member of the Audit Committee is independent, as independence for audit committee members is defined by the Nasdaq listing standards. In addition, the Board of Directors has determined that Joel H. Cowan and A. Scott Andrews qualified as an “audit committee financial expert” under applicable SEC regulations.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s directors and officers, and persons who own more than 10% of its common stock, to file with the SEC initial reports of ownership of the Company’s equity securities and to file subsequent reports when there are changes in such ownership. To the Company’s knowledge, based solely on information provided to the Company by such persons and on a review of the copies of such reports furnished to the Company, all such persons timely complied with the Section 16(a) filing requirements during and with respect to the Company’s 2004 fiscal year. The Company has no information that any person or entity that may be deemed beneficial owner of more than 10% of the outstanding common stock has filed any report under Section 16(a) of the Exchange Act.
     Code of Ethics
The Company has adopted a Code of Ethics, which applies to the Company’s principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions. The Code of Ethics is posted on the Company’s website at www.worldairholdings.com. The Company will disclose any amendments to, or waivers from, the Code of Ethics on its website.

Item 11. Executive Compensation.
The following table sets forth information concerning the compensation for services rendered to the Company during the years ended December 31, 2005, 2004, and 2003 that was awarded to, earned by, or paid to (i) the Company’s Chief Executive Officer, (ii) each of the other four most highly compensated executive officers of the Company whose total salary and bonus exceed $100,000 for the year ended December 31, 2005.
Summary Compensation Table

							Long Term
	Annual Compensation						Compensation
					Other		Shares
					Annual		Underlying	All Other
Name and Position	Year	Salary	Bonus (1)		Compensation		Options	Compensation
Randy J. Martinez	2005	$304,692	$397,475		$-0-		-0-	$7,150	(3)
Chief Executive	2004	$261,063	$343,125		$-0-		150,000	$4,678	(4)
Officer (2)	2003	$203,365	$97,975		$-0-		125,000	$4,276	(5)

Jeffrey L. MacKinney	2005	$235,019	$235,125		$-0-		-0-	$7,037	(7)
President (6)	2004	$211,058	$249,375		$-0-		100,000	$4,608	(8)
	2003	$60,577	$34,291		$-0-		100,000	$-0-

Gilberto M. Duarte, Jr.	2005	$200,362	$160,000		$-0-		-0-	$7,711	(10)
Executive Vice	2004	$200,102	$160,000		$-0-		-0-	$5,055	(11)
President (9)	2003	$200,000	$117,570		$-0-		50,000	$4,755	(12)

Steven E. Harfst (13)	2005	$126,538	$231,488	(14)	$50,000	(15)	-0-	$117	(16)

Charles P. McDonald	2005	$192,362	$154,000		$-0-		-0-	$7,709	(18)
Chief Operating	2004	$107,993	$90,667		$-0-		100,000
Officer (17)

(1)	Bonuses are paid to Company executives from a profit sharing pool that is distributed among management. Bonuses reported for 2005 were earned and accrued as of December 31, 2005.

(2)	Randy J. Martinez became Chief Executive Officer effective April 28, 2005. Previously he served as President and Chief Executive Officer of the Company and World Airways, since April 2004. He joined World Airways in October 1998 as the Director of Crew Resources and was later appointed Special Assistant to the Chairman in May 1999. In August 1999, he was named the Chief Information Officer of World Airways and in June 2002 became Executive Vice President, Marketing and Administration. In November 2003, Mr. Martinez became President and Chief Operating Officer of World Airways.

(3)	Consists of (i) $ 1,545 in excess term life insurance premiums, and (ii) $ 5,605 in annual Company contributions to a defined contribution plan paid on behalf of Mr. Martinez.

(4)	Consists of (i) $405 in excess term life insurance premiums, and (ii) $4,273 in annual Company contributions to a defined contribution plan paid on behalf of Mr. Martinez.

(5)	Consists of (i) $315 in excess term life insurance premiums, and (ii) $3,961 in annual Company contributions to a defined contribution plan paid on behalf of Mr. Martinez.

(6)	Jeffrey L. MacKinney became President in April 2005. Previously he served as Chief Operating Officer of the Company and World Airways since April 2004. He joined World Airways in August 2003 as Senior Vice President, Planning and Corporate Development.

(7)	Consists of (i) $ 1,214 in excess term life insurance premiums, and (ii) $ 5,823 in annual Company contributions to a defined contribution plan paid on behalf of Mr. MacKinney.

(8)	Consists of (i) $315 in excess term life insurance premiums, and (ii) $4,293 in annual Company contributions to a defined contribution plan paid on behalf of Mr. MacKinney.

(9)	Gilberto M. Duarte, Jr. served as Executive Vice President of World Air Holdings and President of World Risk Solutions until his retirement effective June 08, 2006. Previously, he served as Chief Financial Officer of World Air Holdings and World Airways. He joined World Airways in August 1998 as Vice President and Controller and was named Chief Financial Officer, effective December 1998.

(10)	Consists of (i) $1,188 in excess term life insurance premiums, and (ii) $6,523 in annual Company contributions to a defined contribution plan paid on behalf of Mr. Duarte.

(11)	Consists of (i) $1,188 in excess term life insurance premiums, and (ii) $3,867 in annual Company contributions to a defined contribution plan paid on behalf of Mr. Duarte.

(12)	Consists of (i) $774 in excess term life insurance premiums, and (ii) $3,981 in annual Company contributions to a defined contribution plan paid on behalf of Mr. Duarte.

(13)	Mr. Harfst resigned as Chief Executive Officer of North American Airlines, Inc. effective February 06, 2006.

(14)	Consists of (i) $144,186 in estimated bonus which was paid in 2005 and (ii) $12,302 which was earned and accrued as of December 31, 2005 pursuant to the bonus schedule outlined in Mr. Harfst’s pre-acquisition employment agreement. Also includes a transition incentive of $75,000 which was payable to Mr. Harfst as part of his post-acquisition amended and restated employment agreement.

(15)	Consists of a semi-monthly retention incentive which was payable to Mr. Harfst as part of his post-acquisition amended and restated employment agreement.

(16)	Consists of (i) $60 in excess term life insurance premiums, and (ii) $57 in annual Company contributions to a defined contribution plan paid on behalf of Mr. Harfst.

(17)	Charles P. McDonald became Chief Operating Officer at World Airways in April 2005. Prior to holding this position he served as Senior Vice President of Operations since May 2004.

(18)	Consists of (i) $1,101 in excess term life insurance premiums, and (ii) $6,608 in annual Company contributions to a defined contribution plan paid on behalf of Mr. McDonald.
Stock Option Grants and Restricted Stock
No stock options were granted to any of the named executive officers during the year ended December 31, 2005. During 2005, the Company granted 50,000 shares of restricted stock with a weighted average fair value of $6.06 to Steven E. Harfst. In February 2006, Mr. Harfst resigned his position with the Company, and thus the grant was cancelled effective on his date of termination.
The following table sets forth additional information concerning exercises of stock options during 2005 by the named executive officers and the value of their unexercised options at December 31, 2005:

Aggregated Option Exercises in 2005 and
Fiscal Year-End Option Values

			Number of Shares Underlying		Value of Unexercised In-the-
			Unexercised Options at		Money Options at Fiscal
			FiscalYear End		Year End
	Number of
	Shares
	Acquired
	Upon
	Exercise of	Value
Name	Options	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Randy J. Martinez	90,000	$596,452	152,500	127,500	$1,058,752	$834,900

Jeffrey L. MacKinney	10,000	$42,693	100,000	90,000	$648,600	$565,500

Gilberto M. Duarte, Jr.	50,000	$255,702	185,000	15,000	$1,631,550	$131,700

Steven E. Harfst	-0-	-0-	-0-	50,000	$-0-	$178,000

Charles P. McDonald	25,000	$107,576	15,000	60,000	$90,450	$361,800
Compensation of Members of the Board and Committees

Directors who are not also executive officers of the Company or of an affiliate of the Company (“Non-Affiliate Directors”) receive $30,000 annually for serving on the Board of Directors of the Company, which amount is paid quarterly in advance. Chairmen of Board Committees also receive compensation in the amount of $7,500 per year for such service as Committee Chair, with the exception of the Audit Committee Chair who receives $10,000 per year which increased to $15,000 in 2006. In addition, directors receive $1,000 for attending Board meetings personally and $250 for attending Board meetings telephonically. Committee members receive $1,000 for attending committee meetings personally or $250 for attending committee meetings telephonically. Non-Affiliate Directors are reimbursed for usual and ordinary expenses of meeting attendance. The Company had adopted a Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”) which expired by its terms in 2005, pursuant to which each new Non-Affiliate Director, upon election or appointment to the Board of Directors of the Company, were granted options to purchase 10,000 shares of common stock. Under the Director’s Plan, on the third anniversary of the initial award, each such director was granted an option to purchase an additional 5,000 shares of common stock. Options granted under the Directors’ Plan become exercisable in equal monthly installments during the 36 months following the award, as long as the person remains a director of the Company.
The Company has a consulting arrangement with John E. Ellington, a former director and former President and Chief Operating Officer of the Company, pursuant to which Mr. Ellington agreed to provide consulting services as may be requested from time to time by the Company until November 1, 2006. The Company agreed to pay Mr. Ellington $100,000 per year for these services. Mr. Ellington waived the right to receive any directors’ fees for the duration of the consulting arrangement. In addition, the Company agreed to continue to maintain term life insurance for the benefit of Mr. Ellington during the first year of the consulting arrangement and paid $201.50 in excess term life insurance premiums for the period from January 1, 2004 through October 31, 2004.
Policy with Regard to Directors’ Attendance at Annual Meeting of Stockholders
The Board of Directors has adopted a policy requiring that, absent unusual circumstances, members of the Board of Directors are invited and expected to attend each annual meeting of the Company’s stockholders. All of the then members of the Board of Directors attended last year’s annual meeting of stockholders.
Employment Agreements

The Company has an employment agreement with Randy J. Martinez, currently Chief Executive Officer, which as amended, provides that he shall serve until May 6, 2007, subject to a one-year extension on the same terms and conditions in the event that the Board of Directors fails to give him written notice, on or before June 6, 2006, of the Company’s intent not to renew the agreement or to renew it on different terms. The agreement provides for a minimum base salary of $275,000 per year, plus employee benefits, bonus and indemnification for Mr. Martinez against certain losses. Mr. Martinez’s base salary was increased to $316,000 per year in April 2005.
The Company has an employment agreement with Jeffrey L. MacKinney, currently President, which as amended, provides that he shall serve until May 6, 2007, subject to a one-year extension on the same terms and conditions in the event that the Chief Executive Officer fails to give him written notice, on or before June 6, 2006, of the Company’s intent not to renew the agreement or to renew on different terms. The agreement provides for a minimum base salary of $225,000 per year, plus employee benefits, bonus and indemnification for Mr. MacKinney against certain losses. Mr. MacKinney’s base salary was increased to $238,500 per year in April 2005.
The Company had an employment agreement with Gilberto M. Duarte, Jr., Executive Vice President and President of World Risk Solutions, which as amended, provided that he shall serve until December 31, 2007. Effective June 08, 2006 Mr. Duarte retired from his position with the Company. The Second Amended and Restated Employment Agreement dated as of May 6, 2004 between the Company and Mr. Duarte terminated concurrently with Mr. Duarte’s retirement.
The Company has an employment agreement with Charles P. McDonald, currently Chief Operating Officer of World Airways, which as amended, provides that he shall serve until May 6, 2007, subject to a one-year extension on the same terms and conditions in the event that the Chief Executive Officer fails to give him written notice, on or before November 6, 2006, of the Company’s intent not to renew the agreement or to renew it on different terms. Pursuant to the agreement, the Company agreed to compensate Mr. McDonald at a minimum base salary of $170,000 plus employee benefits and bonus, and indemnification for Mr. McDonald against certain losses. Mr. McDonald’s base salary was increased to $200,000 per year in April 2005.
The Company had an employment agreement with Steven E. Harfst, Chief Operating Officer of North American, which as amended, provided that he shall serve until December 31, 2009. Effective February 1, 2006 Mr. Harfst resigned from his position with the Company. The Employment Agreement dated as of May 1, 2005 between the Company and Mr. Harfst terminated concurrently with Mr. Harfst’s resignation.
Item 12. Security Ownership of Certain Beneficial Owners and Management.
Principal Stockholders
The following table sets forth information as of May 15, 2006, unless otherwise indicated, with respect to each person who is known to the Company to be the beneficial owner of more than five percent of the Company’s common stock.

	Shares	Percent
	Beneficially	of Class
Name and Address of Beneficial Owner	Owned (1)	Owned (1)
Barclays Global Investors, NA. (2)	2,444,311	10.19%
45 Fremont Street
San Francisco, CA 94105

Contrarian Capital Management, L.L.C. (3)	1,432,570	5.97%
411 West Putman Avenue
Suite 225
Greenwich, CT 06830

Contrarian Equity Fund, L.P. (4)	1,387,517	5.78%
411 West Putman Avenue
Suite 225
Greenwich, CT 06830

Nicholas Applegate Capital Management LLC (5)	1,224,891	5.11%
600 West Broadway, 29th Floor
San Diego, CA 92101

Air Transportation Stabilization Board (6)	2,156,001	8.99%
1120 Vermont Avenue
Washington, DC 20005

(1)	In setting forth this information, the Company relied upon its stock transfer records and upon Schedule 13D and Schedule 13G filings of, and other information provided by, the persons and entities listed in the table. Beneficial ownership is reported in accordance with the SEC regulations and therefore includes shares of the Company’s common stock which may be acquired within 60 days after May 15, 2006 upon the exercise of outstanding stock options and warrants. Shares of common stock issuable upon the exercise of such options and warrants are deemed outstanding for purposes of computing the percentage of Common Stock owned by the beneficial owner listed in the table, but are not deemed outstanding for purposes of computing the percentage of outstanding common stock owned by any other stockholder. Except as otherwise stated below, all shares are owned directly and of record, and each named person or entity has sole voting and investment power with regard to the shares shown as owned by such person or entity. For each stockholder, “Percent of Class Owned” is based on the 23,995,502 shares of common stock issued and outstanding on May 15, 2006, plus any shares which may be acquired by the stockholder within 60 days after May 15, 2006.

(2)	In setting forth this information, the Company relied upon the January 31, 2006 Schedule 13G filing of Barclays Global Investors, N.A. (“Barclays”) and other information provided by Barclays.

(3)	In setting forth this information, the Company relied upon the February 14, 2006 Schedule 13G filing of Contrarian Capital Management, LLC (“Contrarian Capital”) and other information provided by Contrarian Capital.

(4)	In setting forth this information, the Company relied upon the February 14, 2006 Schedule 13G filing of Contrarian Equity Fund, LP (“Contrarian Equity”) and other information provided by Contrarian Equity.

(5)	In setting forth this information, the Company relied upon the February 14, 2006 Schedule 13G filing of Nicholas Applegate Capital Management (“Applegate”) and other information provided by Applegate.

(6)	Represents shares underlying immediately exercisable warrants to purchase common stock.
Directors and Executive Officers
The following table sets forth information, as of May 15, 2006 unless otherwise indicated, with respect to the beneficial ownership of common stock by (a) each director of the Company, (b) each executive officer named in the Summary Compensation Table included in this report, and (c) all current directors and executive officers of the Company as a group.

		Shares		Percent
		Beneficially		of Class
Name of Beneficial Owner	Capacity	Owned (1)		Owned (1)
Randy J. Martinez	Chief Executive Officer and Director	256,252	(2)	*
Gen. Ronald R. Fogleman	Chairman of the Board of Directors	72,553	(3)	*
Daniel J. Altobello	Director	113,780	(4)	*
A. Scott Andrews	Director	58,075	(5)	*
Joel H. Cowan	Director	84,070	(6)	*
Madeline E. Hamill	Director	3,332	(7)	*
Jeffrey L. MacKinney	President and Director	130,000	(8)	*
Russell L. Ray, Jr.	Director	179,863	(9)	*
Peter M. Sontag	Director	54,035	(10)	*
Gilberto M. Duarte, Jr.	Executive Vice President	200,000	(11)	*
Charles P. McDonald	Chief Operating Officer	45,000	(12)	*

Directors and Executive Officers as a Group (14 persons)		1,315,472	(16)	5.5%

*	Individual is the beneficial owner of less than one percent (1%) of the outstanding common stock.

(1)	In setting forth this information, the Company relied on its stock transfer records and other information provided by the persons listed in the table. Beneficial ownership is reported in accordance with SEC regulations and therefore includes shares of common stock that may be acquired within 60 days after May 15, 2006, upon the exercise of outstanding stock options and warrants. Shares of common stock issuable upon the exercise of such options and warrants are deemed outstanding for purposes of computing the percentage of common stock owned by the beneficial owner listed in the table, but are not deemed outstanding for purposes of computing the percentage of outstanding common stock owned by any other stockholder. Except as otherwise stated below, all shares are owned directly and of record, and each named person has sole voting and investment power with regard to the shares shown as owned by such person. For each stockholder, “Percent of Class Owned” is based on the 23,995,502 shares of common stock issued and outstanding on May 15, 2006 plus any shares that may be acquired by the stockholder as a result of the exercise of existing options and warrants within sixty (60) days after May 15, 2006.

(2)	Consists of (i) 220,000 shares of common stock issuable to Mr. Martinez upon the exercise of options granted, and (ii) 36,252 shares of common stock that he owns directly.

(3)	Consists of (i) 25,000 shares of common stock issuable to General Fogleman upon the exercise of options granted, (ii) 10,000 shares of common stock that he owns directly and (iii) 37,553 shares of common stock that he owns indirectly.

(4)	Consists of (i) 25,000 shares of common stock issuable to Mr. Altobello upon the exercise of options granted, and (ii) 88,780 shares that he owns directly.

(5)	Consists of (i) 18,075 shares of common stock issuable to Mr. Andrews upon the exercise of options granted, and (ii) 40,000 shares of common stock that he owns directly.

(6)	Consists of (i) 30,000 shares of common stock issuable to Mr. Cowan upon the exercise of options granted, and (ii) 54,070 shares of common stock that he owns indirectly.

(7)	Consists of 3,332 shares of common stock issuable to Ms. Hamill upon the exercise of options granted.

(8)	Consists of 130,000 shares of common stock issuable to Mr. MacKinney upon the exercise of options granted.

(9)	Consists of (i) 120,000 shares of common stock issuable to Mr. Ray upon the exercise of options granted, (ii) 53,970 shares of common stock that he owns directly, and (iii) 5,893 shares of common stock owned in a rollover IRA account.

(10)	Consists of (i) 20,000 shares of common stock issuable to Mr. Sontag upon the exercise of options granted, and (ii) 34,035 shares of common stock that he owns directly.

(11)	Consists of 200,000 shares of common stock issuable to Mr. Duarte upon the exercise of options granted. On June 8, 2006, Mr. Duarte elected to exercise all exercisable stock option held by him.

(12)	Consists of (i) 45,000 shares of common stock issuable to Mr. McDonald upon the exercise of options granted.

(13)	Consists of (i) 954,707 shares of common stock issuable upon the exercise of options, and (ii) 360,765 shares of common stock which the persons in the group own directly or indirectly.

EQUITY COMPENSATION PLAN INFORMATION
The following table provides information as of December 31, 2005 regarding compensation plans under which equity securities of the Company are authorized for issuance.

			Number of Securities
			Remaining Available
	Number of	Weighted	for Future Issuance
	Securities To Be	Average	under Equity
	Issued Upon	Exercise Price of	Compensation Plans
	Exercise of	Options,	(Excluding Securities
	Options, Warrants	Warrants and	Reflected in the First
Plan Category	and Rights	Rights	Column)
Equity Compensation Plans Approved by Security Holders	3,873,976	$1.92	1,687,662

Equity Compensation Plans Not Approved by Security Holders	60,000	$4.54	329,000

Total	3,933,976	$1.96	2,016,662

Employee Benefit Plan
Employees of the Company are part of an annual profit sharing or incentive compensation program. Individual bonus payments at World Airways and North American are based on the financial results of the specific airline while payments for employees of World Air Holdings are based on the consolidated financial results of the Company.
Item 13. Certain Relationships and Related Transactions.
Effective January 10, 2005, World Airways, Inc. was reorganized into a holding company structure, which was effected through a merger conducted pursuant to Section 251(g) of the General Corporation Law of the State of Delaware, which does not require stockholder approval. The charter and bylaws of World Air Holdings are the same as the previous charter and bylaws of World Airways. All of the outstanding shares of common stock of World Airways have been converted on a share-for-share basis into shares of common stock of World Air Holdings and all stockholders of World Airways became stockholders of World Air Holdings through a non-taxable transaction. Stock certificates representing shares of common stock of World Airways are deemed to represent shares of common stock of World Air Holdings until exchanged in the ordinary course as a result of transfers for stock certificates bearing the name of World Air Holdings.
Item 14. Principal Accountant Fees and Services
The following table presents fees for professional audit services rendered by KPMG LLP (“KPMG”) for the audit of the Company’s annual financial statements for 2005 and 2004, and fees billed for other services rendered by KPMG.

	2005	2004
Audit fees(1)	$5,670,000	$337,000

Audit-related fees(2)	$174,000	$67,000

Audit and audit-related fees	$5,844,000	$404,000

	2005	2004
Tax fees(3)	$495,000	$654,000

All other fees	$—	$—

Total fees	$6,339,000	$1,058,000

(1)	Audit fees include annual audit and limited quarterly review fees as well as review of SEC filings and consents.

(2)	Audit-related fees consisted principally of fees for audits of financial statements of certain employee benefit plans and due diligence services.

(3)	Tax fees consisted of fees for tax advisory and tax compliance services.
Determination of Auditor Independence
     The Audit Committee has considered the provision of non-audit services by KPMG and has determined that it was not incompatible with maintaining KPMG’s independence.
Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services
     The Audit Committee must approve in advance the engagement of the independent auditors to render any audit or permissible non-audit services to the Company.
PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)(1) Financial Statements
•	Consolidated Balance Sheets, December 31, 2005 and 2004

•	Consolidated Statements of Income, Years Ended December 31, 2005, 2004 and 2003

•	Consolidated Statements of Changes in Stockholders’ Equity/(Deficit), Years Ended December 31, 2005, 2004 and 2003

•	Consolidated Statements of Cash Flows, Years Ended December 31, 2005, 2004 and 2003

•	Notes to Consolidated Financial Statements

•	Reports of Independent Registered Public Accounting Firm

(2)	Financial Statement Schedules

NOTE:	All schedules are omitted because the requisite information is either presented in the financial statements or notes thereto or is not present in amounts sufficient to require submission of the schedules.

(b) Exhibits

Exhibit
No.	Description

2.1*	Agreement and Plan of Merger, dated as of January 10, 2005, by and among World Airways, Inc., World Air Holdings, Inc., and World Merger Subsidiary, Inc. (incorporated by reference to Exhibit 2.1 to World Air Holdings, Inc.’s Current Report on Form 8-K, filed with the SEC on January 10, 2005).

2.2*	Transfer Agreement, dated as of January 10, 2005, by and between World Air Holdings, Inc. and World Airways, Inc. (incorporated by reference to Exhibit 2.2 to World Air Holdings, Inc.’s Current Report on Form 8-K, filed with the SEC on January 10, 2005).

3.1*	Amended and Restated Certificate of Incorporation of World Air Holdings, Inc. (incorporated by reference to Exhibit 3.1 to World Air Holdings, Inc.’s Current Report on Form 8-K, filed with the SEC on January 10, 2005).

3.2*	Bylaws of World Air Holdings, Inc. (incorporated by reference to Exhibit 3.2 to World Air Holdings, Inc.’s Current Report on Form 8-K, filed with the SEC on January 10, 2005).

4.1*	Stock Registration Rights Agreement between Malaysian Helicopter Services Berhad and World Airways, Inc. (incorporated by reference to Exhibit 10.2 to WorldCorp, Inc.’s Current Report on Form 8-K, filed with the SEC on March 14, 1994).

4.2*	Indenture, dated as of December 30, 2003, by and between World Airways, Inc. and Wachovia Bank, National Association, as trustee (incorporated by reference to Exhibit 99.1 to World Airways, Inc.’s Current Report on Form 8-K, filed with the SEC on January 21, 2004).

4.3*	First Supplemental Indenture, dated as of January 10, 2005, by and among World Air Holdings, Inc., World Airways, Inc., and Wachovia Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to World Air Holdings, Inc.’s Current Report on Form 8-K, filed with the SEC on January 10, 2005).

4.4*	Form of World Air Holdings, Inc. and World Airways, Inc., 8.0% Convertible Senior Subordinated Debentures due 2009 (incorporated by reference to Exhibit 4.3 to World Air Holdings, Inc.’s and World Airways, Inc.’s Registration Statement on Form S-3, File No. 333-113135, filed with the SEC on January 24, 2005).

4.5*	Form of Purchase Agreement relating to the Company’s 8.0% Convertible Senior Subordinated Debentures due 2009 (incorporated by reference to Exhibit 99.1 to World Airways, Inc.’s Current Report on Form 8-K, filed on November 12, 2003).

4.6*	Registration Rights Agreement, dated as of December 30, 2003, by and among World Airways, Inc. and the purchasers of 8.0% Convertible Senior Subordinated Debentures due 2009 (incorporated by reference to Exhibit 99.2 to World Airways, Inc.’s Current Report on Form 8-K, filed with the SEC on January 21, 2004).

4.7*	Registration Rights Agreement, dated as of December 30, 2003, by and among World Airways, Inc. and the Air Transportation Stabilization Board (incorporated

Exhibit
No.	Description

by reference to Exhibit 99.9 to World Airways, Inc.’s Current Report on Form 8-K, filed with the SEC on January 21, 2004).

4.8*	Joinder to Registration Rights Agreement, dated as of January 10, 2005, by and among World Air Holdings, Inc., World Airways, Inc. and the Air Transportation Stabilization Board (incorporated by reference to Exhibit 10.5 to World Air Holdings, Inc.’s Current Report on Form 8-K, filed with the SEC on January 10, 2005).

4.9*	Warrant No. D-1-1, dated as of January 10, 2005, in favor of the Air Transportation Stabilization Board (incorporated by reference to Exhibit 10.6 to World Air Holdings, Inc.’s Current Report on Form 8-K, filed with the SEC on January 10, 2005).

4.10*	Warrant No. D-1-2, dated as of January 10, 2005, in favor of the Air Transportation Stabilization Board (incorporated by reference to Exhibit 10.7 to World Air Holdings, Inc.’s Current Report on Form 8-K, filed with the SEC on January 10, 2005).

4.11*	Warrant No. D-1-4, dated as of January 10, 2005, in favor of the Air Transportation Stabilization Board (incorporated by reference to Exhibit 10.8 to World Air Holdings, Inc.’s Current Report on Form 8-K, filed with the SEC on January 10, 2005).

10.1*	Loan Agreement, dated as of December 30, 2003, by and among World Airways, Inc., as borrower, Govco Incorporated, as primary Tranche A lender, Citibank, N.A., as alternate Tranche A lender, collateral agent and agent, Citicorp North America Inc., as Govco administrative agent, Citicorp USA Inc., as Tranche B lender, Phoenix American Financial Services, Inc., as loan administrator, and the Air Transportation Stabilization Board (incorporated by reference to Exhibit 99.3 to World Airways, Inc.’s Current Report on Form 8-K, filed with the SEC on January 21, 2004).

10.2*	Waiver to Loan Agreement, dated as of January 10, 2005, by and between World Airways, Inc. and the Air Transportation Stabilization Board (incorporated by reference to Exhibit 10.1 to World Air Holdings, Inc.’s Current Report on Form 8-K, filed with the SEC on January 10, 2005).

10.3*	Amendment No. 1 and Waiver to Loan Agreement, dated as of April 27, 2005, by and among World Airways, Inc., North American Airlines, Inc., World Airways Parts Company, LLC, Govco Incorporated, as primary Tranche A lender, Citicorp North American Inc., as Govco administrative agent, the other lenders, Citibank, N.A., as agent for the lenders and collateral agent, International Lease Finance Corporation, as supplemental guarantor and the Air Transportation Stabilization Board (incorporated by reference to Exhibit 10.5 to World Air Holdings, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005, filed with the SEC on May 16, 2005).

10.4	Waiver to Loan Agreement, dated as of October 28, 2005, by and among World Airways, Inc., North American Airlines, Inc., World Air Holdings, Inc. and the Air Transportation Stabilization Board.

10.5	Waiver to Loan Agreement, dated as of November 11, 2005, by and among World Airways, Inc., North American Airlines, Inc., World Air Holdings, Inc. and the Air Transportation Stabilization Board.

10.6	Amendment No. 1 to Waiver to Loan Agreement, dated as of November 30, 2005,

Exhibit
No.	Description

by and among World Airways, Inc., North American Airlines, Inc., World Air Holdings, Inc. and the Air Transportation Stabilization Board.

10.7	Amendment No. 2 to Waiver to Loan Agreement, dated as of December 15, 2005, by and among World Airways, Inc., North American Airlines, Inc., World Air Holdings, Inc. and the Air Transportation Stabilization Board.

10.8*	Joinder to Loan Agreement, dated as of January 10, 2005, entered into by World Air Holdings, Inc. (incorporated by reference to Exhibit 10.2 to World Air Holdings, Inc.’s Current Report on Form 8-K, filed with the SEC on January 10, 2005).

10.9*	Parent Guarantee, dated as of January 10, 2005, entered into by World Air Holdings, Inc. (incorporated by reference to Exhibit 10.3 to World Air Holdings, Inc.’s Current Report on Form 8-K, filed with the SEC on January 10, 2005).

10.10*	Intellectual Property Security Agreement, dated as of December 30, 2003, in favor of Citibank, N.A., the lenders signatory thereto, the Air Transportation Stabilization Board and International Lease Finance Corporation (incorporated by reference to Exhibit 10.3 to World Airways, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the SEC on March 29, 2004).

10.11*	Payoff Letter, dated as of December 30, 2003, issued by Wells Fargo Foothill, Inc. in favor of the Company (incorporated by reference to Exhibit 10.4 to World Airways, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the SEC on March 29, 2004).

10.12*	Mortgage and Security Agreement, dated as of December 30, 2003, by and among World Airways, Inc. and World Airways Parts Company, LLC, as grantors, in favor of Citibank, N.A., as collateral agent (incorporated by reference to Exhibit 99.4 to World Airways, Inc.’s Current Report on Form 8-K, filed with the SEC on January 21, 2004).

10.13*	Joinder to and Modification of Mortgage and Security Agreement, dated as of January 10, 2005, by and among World Air Holdings, Inc., World Airways, Inc., World Airways Parts Company, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.4 to World Air Holdings, Inc.’s Current Report on Form 8-K, filed with the SEC on January 10, 2005).

10.14*	Amended and Restated Mortgage and Security Agreement, dated as of April 27, 2005, by and among World Air Holdings, Inc., World Airways, Inc., World Airways Parts Company, LLC and North American Airlines, Inc., as grantors, in favor of Citibank, N.A., as collateral agent (incorporated by reference to Exhibit 10.6 to World Air Holdings, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005, filed with the SEC on May 16, 2005).

10.15	Blocked Account Agreement, dated as of December 30, 2003, by and among World Airways, Inc., Wachovia Bank, National Association and Citibank, N.A., as collateral agent.

10.16	First Amendment to Blocked Account Agreement, dated as of May 25, 2005, by and among World Airways, Inc., Wachovia Bank, National Association and Citibank, N.A., as collateral agent.

10.17	Blocked Account Control Agreement, dated as of April 27, 2005, by and among North American Airlines, Inc., Citibank, N.A., as collateral agent and Citibank, N.A., as depositary.

Exhibit
No.	Description

10.18	Blocked Account Agreement, dated as of May 25, 2005, by and among World Air Holdings, Inc., Wachovia Bank, National Association and Citibank, N.A., as collateral agent.

10.19	Blocked Account Agreement, dated as of May 25, 2005, by and among North American Airlines, Inc., Wachovia Bank, National Association and Citibank, N.A., as collateral agent.

10.20*	Stock Purchase Agreement, dated as of April 27, 2005, by and among World Air Holdings, Inc., North American Airlines, Inc., Dan McKinnon, in his individual capacity and as trustee of the Dan and Janice McKinnon Family Trust (incorporated by reference to Exhibit 10.1 to World Air Holdings, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005, filed with the SEC on May 16, 2005).

10.21*	Guaranty of Agreement, dated as of April 27, 2005, entered into by World Airways (incorporated by reference to Exhibit 10.2 to World Air Holdings, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005, filed with the SEC on May 16, 2005).

10.22*	Escrow Agreement, dated as of April 27, 2005, entered into by and among World Air Holdings, Inc., Dan McKinnon, as trustee and SunTrust Bank, as escrow agent (incorporated by reference to Exhibit 10.3 to World Air Holdings, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005, filed with the SEC on May 16, 2005).

10.23*	Termination and Release, dated as of April 27, 2005, by and among Dan McKinnon, in his individual capacity and as trustee, Janice McKinnon, in her individual capacity and World Air Holdings, Inc. (incorporated by reference to Exhibit 10.4 to World Air Holdings, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005, filed with the SEC on May 16, 2005).

10.24*	Subsidiary Guarantee, dated as of April 27, 2005, by North American Airlines, Inc., as subsidiary guarantor, in favor of Citibank, N.A., as agent, Govco, as administrative agent, the lenders, International Lease Finance Corporation, as supplemental guarantor, Phoenix American Financial Services, as the loan administrator and the Air Transportation Stabilization Board (incorporated by reference to Exhibit 10.7 to World Air Holdings, Inc.’s Quarterly Report on
Form 10-Q for the fiscal quarter ended March 31, 2005, filed with the SEC on May 16, 2005).

10.25*	Holdings Guaranty (World Airways, Inc.), dated as of April 27, 2005, by World Air Holdings, Inc., as guarantor, in favor of International Lease Finance Corporation, as lessor under the leases (incorporated by reference to Exhibit 10.8 to World Air Holdings, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005, filed with the SEC on May 16, 2005).

10.26*	Holdings Guaranty (North American Airlines, Inc.), dated as of April 27, 2005, by World Air Holdings, Inc., as guarantor, in favor of International Lease Finance Corporation, as lessor under the leases (incorporated by reference to Exhibit 10.9 to World Air Holdings, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005, filed with the SEC on May 16, 2005).

10.27*	Form of Irrevocable Stock Power of World Air Holdings, Inc., assigning interest in World Risk Solutions, Ltd. (incorporated by reference to Exhibit 10.9 to World Air Holdings, Inc.’s Current Report on Form 8-K, filed with the SEC on January 10, 2005).

Exhibit
No.	Description

10.28*	Form of Irrevocable Stock Power of World Air Holdings, Inc., assigning interest in World Airways, Inc. (incorporated by reference to Exhibit 10.10 to World Air Holdings, Inc.’s Current Report on Form 8-K, filed with the SEC on January 10, 2005).

10.29*	Lease Agreement, dated as of March 26, 2004, by and between World (DE) QRS 15-65, Inc., as landlord and World Airways, Inc., as tenant (incorporated by reference to Exhibit 99.1 to World Airways, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004, filed with the SEC on May 14, 2004).

10.30*	World Airways Parts Company, LLC Limited Liability Company Agreement, dated as of November 27, 2002 (incorporated by reference to Exhibit 10.24 to World Airways, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed with the SEC on March 27, 2003).

10.31*	Support and Management Agreement, dated as of December 12, 2002, by and between World Airways, Inc. and World Airways Parts Company, LLC (incorporated by reference to Exhibit 10.25 to World Airways, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed with the SEC on March 27, 2003).

10.32*	Credit Agreement, dated as of March 30, 2006, among World Airways, Inc. and North American Airlines, Inc., as Borrowers, World Air Holdings, Inc. and World Airways Parts Company, LLC as Guarantors, and Wachovia Bank, National Association, as Agent and Lender (incorporated by reference to Exhibit 10.1 to World Air Holdings, Inc.’s Current Report on Form 8-K on March 31, 2006, filed with the SEC on April 4, 2006).

10.33*	Guaranty, dated as of March 30, 2006, given by World Air Holdings, Inc. and World Airways Parts Company, LLC as Guarantors in favor of Wachovia Bank, National Association, as Agent and Lender (incorporated by reference to Exhibit 10.2 to World Air Holdings, Inc.’s Current Report on Form 8-K on March 31, 2006, filed with the SEC on April 4, 2006).

10.34*	Security Agreement, dated as of March 30, 2006, among World Airways, Inc., North American Airlines, Inc., World Air Holdings, Inc. and World Airways Parts Company, LLC in favor of Wachovia Bank, National Association as Agent and Lender (incorporated by reference to Exhibit 10.3 to World Air Holdings, Inc.’s Current Report on Form 8-K on March 31, 2006, filed with the SEC on April 4, 2006).

10.36*+	Restricted Stock Plan for Eligible Employees of the Company, including forms for Award Agreements and Stock Option Agreements (incorporated by reference to Exhibit 10.17 to World Airways, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed with the SEC on April 1, 2002).

10.37*+	Form of Indemnification Agreement with Directors and Executive Officers (incorporated by reference to Exhibit 10.13 to World Airways, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed with the SEC on April 1, 2002).

10.38*+	Key Employee Retention Plan (incorporated by reference to Exhibit 10.18 to World Airways, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed with the SEC on April 1, 2002).

Exhibit
No.	Description

10.39*+	World Airways, Inc. Non-Employees’ Stock Option Plan (incorporated by reference to Exhibit 10.46 to World Airways, Inc.’s Registration Statement on Form S-1/A, No. 33-95488, filed with the SEC on October 4, 1995).

10.40*+	World Air Holdings, Inc. Amended and Restated 1995 Stock Incentive Plan (incorporated by reference to Appendix B to World Airways, Inc.’s definitive proxy statement, filed with the SEC on April 7, 2004).

10.41*+	Fourth Amended and Restated Employment Agreement, dated as of April 1, 2004, by and between World Airways, Inc. and Randy J. Martinez (incorporated by reference to Exhibit 99.5 to World Airways, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004, filed with the SEC on August 13, 2004).

10.42*+	Third Amended and Restated Employment Agreement, dated as of November 1, 2003, by and between World Airways, Inc. and Randy J. Martinez (incorporated by reference to Exhibit 10.29 to World Airways, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the SEC on March 29, 2004).

10.43*+	Amendment Two to Employment Agreement, dated as of May 1, 2003, by and between World Airways, Inc. and Randy J. Martinez (incorporated by reference to Exhibit 10.11 to World Airways, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the SEC on March 29, 2004).

10.44*+	Second Amended and Restated Employment Agreement dated as of May 6, 2004, by and between World Airways, Inc. and Gilberto M. Duarte, Jr. (incorporated by reference to Exhibit 99.3 to World Airways, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004, filed with the SEC on August 13, 2004).

10.45*+	First Amended and Restated Employment Agreement, dated as of April 1, 2004, by and between World Airways, Inc. and Jeffrey L. MacKinney (incorporated by reference to Exhibit 99.4 to World Airways, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004, filed with the SEC on August 13, 2004).

10.46*+	Employment Agreement, dated as of August 22, 2003, by and between World Airways, Inc. and Jeffrey L. MacKinney (incorporated by reference to Exhibit 10.30 to World Airways, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the SEC on March 29, 2004).

10.47*+	Amended and Restated Employment Agreement, dated as of May 6, 2004, by and between World Airways, Inc. and Charles H. J. Addison (incorporated by reference to Exhibit 99.1 to World Airways, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004, filed with the SEC on August 13, 2004).

10.48*+	Employment Agreement, dated as of April 26, 2004, by and between World Airways, Inc. and Robert R. Binns (incorporated by reference to Exhibit 99.2 to World Airways, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004, filed with the SEC on August 13, 2004).

10.49*+	Employment Agreement, dated as of April 26, 2004, by and between World Airways, Inc. and Charles P. McDonald (incorporated by reference to Exhibit 99.6 to World Airways, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004, filed with the SEC on August 13, 2004).

10.50*+	Employment Agreement, dated as of April 26, 2004, by and between World Airways, Inc. and Kenneth M. Fralick (incorporated by reference to Exhibit 10.28 to World Airways, Inc.’s Annual Report on Form 10-K for the fiscal year ended

Exhibit
No.	Description

December 31, 2004, filed with the SEC on March 31, 2005).

10.51*+	Agreement and General Release, dated as of November 9, 2004, by and between World Airways, Inc. and Cindy M. Swinson (incorporated by reference to Exhibit 10.1 to World Airways, Inc.’s Current Report on Form 8-K, filed with the SEC on November 22, 2004).

10.52*+	Amended and Restated Employment Agreement, dated as of May 1, 2005, by and between North American Airlines, Inc. and Steven E. Harfst (incorporated by reference to Exhibit 99.1 to World Air Holdings, Inc.’s Current Report on
Form 8-K on April 27, 2005, filed with the SEC on May 3, 2005).

10.53*+	Employment Agreement, dated as of May 25, 2005, by and between World Air Holdings, Inc. and Mark M. McMillin (incorporated by reference to Exhibit 99.1 to World Air Holdings, Inc.’s Current Report on Form 8-K on May 25, 2005, filed with the SEC on May 26, 2005).

10.54*+	Employment Agreement, dated as of April 17, 2006, by and between World Air Holdings, Inc. and Michael W. Towe (incorporated by reference to Exhibit 99.1 to World Air Holdings, Inc.’s Current Report on Form 8-K on April 17, 2006, filed with the SEC on April 19, 2006).

10.55*+	Employment Agreement, dated as of May 11, 2006, by and between North American Airlines, Inc. and Jeffrey W. Wehrenberg (incorporated by reference to Exhibit 99.1 to World Air Holdings, Inc.’s Current Report on Form 8-K on May 11, 2006, filed with the SEC on May 16, 2006).

12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference pursuant to Rule 12b-32 of the Exchange Act.

+	Management contract or compensatory plan or arrangement.
     Status of Prior Documents
World Air Holdings’ Annual Report on Form 10-K for the year ended December 31, 2005, at the time of the filing with the SEC shall modify and supersede all prior documents filed pursuant to Sections 13, 14 and 15(d) of the Securities Exchange Act of 1934, as amended, for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act which incorporates by reference such Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

World Air Holdings, Inc.

By:	/s/ Michael W. Towe

Michael W. Towe
Chief Financial Officer
July 7, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Randy J. Martinez	Chief Executive Officer and Director	July 7, 2006
Randy J. Martinez

/s/ Jeffrey L. MacKinney	President and Director	July 7, 2006
Jeffrey L. MacKinney

/s/ Michael W. Towe	Chief Financial Officer	July 7, 2006
Michael W. Towe

/s/ Ronald R. Fogleman	Chairman and Director	July 7, 2006
Ronald R. Fogleman

/s/ Daniel J. Altobello	Director	July 7, 2006
Daniel J. Altobello

/s/ A. Scott Andrews	Director	July 7, 2006
A. Scott Andrews

/s/ Joel H. Cowan	Director	July 7, 2006
Joel H. Cowan

/s/ Madeline E. Hamill	Director	July 7, 2006
Madeline E. Hamill

/s/ Russell L. Ray, Jr.	Director	July 7, 2006
Russell L. Ray, Jr.

/s/ Peter M. Sontag	Director	July 7, 2006
Peter M. Sontag