Form 10-Q
period 2006-03-31
WORLD AIR HOLDINGS, INC.
filed 2006-08-02
CIK 949240

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2006
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
Yes ☐ No ☑
The number of shares of the registrant’s Common Stock outstanding on July 20, 2006 was approximately 24,231,977.

WORLD AIR HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

ITEM 1. FINANCIAL STATEMENTS
WORLD AIR HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	March 31,	December 31,
	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$44,065	$46,202
Restricted cash	3,007	6,262
Short-term investments	829	827
Trade accounts receivable, less allowance for doubtful accounts of $1,693 at March 31, 2006 and $1,643 at December 31, 2005	47,942	57,235
Other receivables	21,037	21,564
Prepaid expenses and other current assets	16,457	20,246
Deferred income taxes	5,037	3,846

Total current assets	138,374	156,182
Equipment and property
Flight and other equipment	82,769	81,206
Less: accumulated depreciation and amortization	48,477	47,480

Net equipment and property	34,292	33,726
Goodwill and other intangible assets
Goodwill	25,370	25,370
Other intangible assets, net of accumulated amortization of $1,014 at March 31, 2006 and $740 at December 31, 2005	7,081	7,355

Net goodwill and other intangible assets	32,451	32,725
Long-term deposits	28,961	28,298
Other assets and deferred charges, net of accumulated amortization of $3,558 at December 31, 2005	6,638	9,715

Total assets	$240,716	$260,646

WORLD AIR HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	March 31,	December 31,
	2006	2005
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$—	$24,000
Accounts payable	45,012	50,757
Current portion of accrued rent	7,967	4,700
Current portion of deferred rent	2,477	2,455
Unearned revenue	17,517	16,512
Accrued maintenance	12,532	9,739
Accrued salaries, wages and profit sharing	26,872	25,576
Accrued taxes	7,323	5,534
Other accrued liabilities	8,281	8,727

Total current liabilities	127,981	148,000

Deferred gain from sale-leaseback transactions, net of accumulated amortization of $4,958 at March 31, 2006 and $4,857 at December 31, 2005	549	650
Accrued post-retirement benefits	7,320	6,995
Accrued and deferred rent, net of current portion	10,477	14,551
Deferred income taxes	3,689	3,612

Total liabilities	150,016	173,808

Stockholders’ equity
Preferred stock, $.001 par value (5,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock, $.001 par value (100,000,000 shares authorized; 25,048,745 shares issued and 23,967,502 shares outstanding at March 31, 2006; 25,002,645 shares issued and 23,921,402 shares outstanding at December 31, 2005)	25	25
Additional paid-in capital	67,837	67,770
Retained earnings	35,695	32,153
Deferred stock-based compensation	—	(253)
Treasury stock, at cost (1,081,243 shares at March 31, 2006 and December 31, 2005)	(12,857)	(12,857)

Total stockholders’ equity	90,700	86,838

Commitments and contingencies	—	—
Total liabilities and stockholders’ equity	$240,716	$260,646

See accompanying Notes to Consolidated Financial Statements

WORLD AIR HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2006 and 2005
(in thousands, except per share data)
(unaudited)

	2006	2005
Operating revenues
Flight operations	$215,867	$159,020
Other	386	529

Total operating revenues	216,253	159,549

Operating expenses
Flight	61,415	45,169
Maintenance	30,434	24,955
Aircraft costs	29,261	20,929
Fuel	49,329	30,471
Flight operations subcontracted to other carriers	2,106	508
Commissions	10,965	8,859
Depreciation and amortization	1,671	1,455
Sales, general and administrative	21,626	10,025

Total operating expenses	206,807	142,371

Operating income	9,446	17,178
Other income (expense)
Interest expense	(3,573)	(985)
Interest income	339	269
Other, net	(114)	(203)

Total other income (expense)	(3,348)	(919)

Earnings before income tax expense	6,098	16,259
Income tax expense	2,556	6,361

Net earnings	$3,542	$9,898

Basic earnings per share
Net earnings	$0.15	$0.52

Weighted average shares outstanding	23,938	19,024
Diluted earnings per share
Net earnings	$0.13	$0.38

Weighted average shares outstanding	26,569	26,236
See accompanying Notes to Consolidated Financial Statements

WORLD AIR HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

		Additional		Deferred	Treasury	Total
	Common	Paid-In	Retained	Stock-Based	Stock, at	Stockholders’
	Stock	Capital	Earnings	Compensation	Cost	Equity
Balances at December 31, 2005	$25	$67,770	$32,153	$(253)	$(12,857)	$86,838
Exercise of 46,100 stock options	—	166	—	—	—	166
Excess tax benefit of stock option exercises	—	59	—	—	—	59
Amortization of warrants	—	34	—	—	—	34
Stock-based compensation	—	111	—	—	—	111
Reversal of award of deferred stock-based compensation	—	(303)	—	303	—	—
Amortization of deferred stock-based compensation	—	—	—	(50)	—	(50)
Net earnings	—	—	3,542	—	—	3,542

Balances at March 31, 2006	$25	$67,837	$35,695	$—	$(12,857)	$90,700

See accompanying Notes to Consolidated Financial Statements

WORLD AIR HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(in thousands)
(unaudited)

	2006	2005
Cash and cash equivalents at beginning of year	$46,202	$16,306
Cash flow from operating activities
Net earnings	3,542	9,898
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,671	1,455
Deferred gain recognition	(101)	(283)
Loss on disposals of equipment and property	114	32
Tax benefit of stock option exercises	—	910
Amortization of warrants and debt issuance costs	2,701	455
Deferred income taxes	(1,168)	709
Provision for doubtful accounts	50	—
Stock-based compensation	111	—
Other	35	(43)
Changes in operating assets and liabilities, exclusive of acquisitions:
Trade and other receivables	9,720	5,775
Restricted cash	3,255	766
Deposits, prepaid expenses and other assets	3,555	1,516
Accounts payable, accrued expenses and other liabilities	(773)	570
Unearned revenue	1,005	2,437

Net cash provided by operating activities	23,717	24,197

Cash flows from investing activities
Purchases of equipment and property	(2,238)	(987)
Net purchases of short term investments	(2)	(22,125)
Proceeds from disposals of equipment and property	161	—

Net cash used in investing activities	(2,079)	(23,112)

Cash flows from financing activities
Repayment of debt	(24,000)	—
Proceeds from exercise of stock options	166	516
Proceeds from exercise of warrants	—	2,500
Excess tax benefit from employees stock-based compensation plan	59	—

Net cash provided by (used in) financing activities	(23,775)	3,016

Net increase (decrease) in cash and cash equivalents	(2,137)	4,101

Cash and cash equivalents at end of period	$44,065	$20,407

Supplemental information:
Interest paid	$363	$401
Income taxes paid	$39	$4,590
Conversion of the Company’s convertible senior subordinated debentures to common stock	$—	$18,113
See accompanying Notes to Consolidated Financial Statements

WORLD AIR HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation
The unaudited Consolidated Financial Statements include the accounts of World Air Holdings, Inc. (“World Air Holdings” or the “Company”), and its wholly-owned subsidiaries, World Airways, Inc. (“World Airways”), North American Airlines, Inc. (“North American”), and World Risk Solutions, Ltd. (“World Risk Solutions”). World Airways Parts Company LLC is a wholly-owned subsidiary of World Airways. The Company acquired North American, a privately held airline based in Jamaica, New York, on April 27, 2005. All significant inter-company accounts and transactions have been eliminated in consolidation for all periods presented.
Management believes that all adjustments necessary to present fairly the financial position of World Air Holdings, Inc. as of March 31, 2006 and the results of operations for the respective three months ended March 31, 2006 have been included in the unaudited Consolidated Financial Statements for the interim periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and the results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006.
The Consolidated Balance Sheet for December 31, 2005 is derived from the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”). These interim period Consolidated Financial Statements and accompanying footnotes should be read in conjunction with the Consolidated Financial Statements contained in the 2005 Form 10-K.
The Company reclassified its investment in auction rate securities as short-term investments. These auction rate securities, for which interest rates reset in less than 90 days (7 days to 30 days) have maturity dates greater than 90 days. In the Consolidated Statement of Cash Flows for the three months ended March 31, 2006 and 2005 changes in the amounts of “short-term investments” are classified as cash flows from investing activities. The Company considers these short-term investments as available-for-sale.
2. Segment Reporting
The Company has two operating segments, World Airways and North American. Financial and other information for the three months ended March 31, 2006 by reporting segment is set forth below (in thousands, except block hour data):

	Three Months Ended March 31, 2006
			World Air
			Holdings, World
	World	North	Risk Solutions, and
	Airways	American	Eliminations	Total
Total operating revenues	$158,382	$58,098	$(227)	$216,253
Total operating expenses	$148,633	$57,786	$388	$206,807
Operating income (loss)	$9,749	$312	$(615)	$9,446
Total assets	$159,800	$78,062	$2,854	$240,716
Total block hours	14,772	5,836	—	20,608
During the first quarter 2005, the Company operated as a single operating segment, as North American was acquired in April 2005.

3. Long-Term Operating Deposits
Long-term operating deposits of $29.0 million as of March 31, 2006 consisted of aircraft and engine (flight equipment) deposits of $28.0 million and building and miscellaneous deposits of $1.0 million. As of December 31, 2005, long-term operating deposits of $28.3 million consisted of aircraft and engine deposits of $27.2 million and building and miscellaneous deposits of $1.1 million.
4. Earnings per Share
Basic earnings per share are computed by dividing net earnings by the weighted average number of shares outstanding during the period. Diluted earnings per share include the effects of common equivalent shares outstanding during the period. The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share data):

	Three Months Ended March 31, 2006
	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Earnings available to common stockholders	$3,542	23,938	$0.15

Effect of dilutive securities
Warrants	—	1,735
Options	—	889
Restricted shares	—	7

Diluted EPS
Earnings available to common shareholders plus assumed conversion	$3,542	26,569	$0.13

	Three Months Ended March 31, 2005
	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Earnings available to common stockholders	$9,898	19,024	$0.52

Effect of dilutive securities
Warrants	—	2,190
Options	—	969
8% convertible debentures	163	4,053
Profit sharing	(13)	—
Amortization of debt issuance cost	35	—
Aircraft lease restructuring fees	(28)	—

Diluted EPS
Earnings available to common shareholders plus assumed conversion	$10,055	26,236	$0.38

5. Long-term Debt
On March 30, 2006 the Company prepaid the remaining principal balance of $24.0 million outstanding under the $30.0 million term loan (the “ATSB Loan”), which was 90% guaranteed by the Air Transportation Stabilization Board (the “ATSB”) and 10% guaranteed by a third party, with working capital. The Company had recorded the $24.0 million outstanding balance as a current liability as of December 31, 2005 in the accompanying Consolidated Balance Sheets due to covenant violations. As a result of this prepayment, during the three month period ended March 31, 2006, the Company expensed an additional $2.3 million in unamortized debt issuance cost and unamortized warrant costs associated with the ATSB Loan.

Additionally, in March 2006, World Airways and North American entered into a Loan and Security Agreement with Wachovia Bank, National Association (“Wachovia”), for the issuance of loans and letters of credit up to $50.0 million subject to certain terms, conditions, and limitations. The Company has obtained the necessary waiver relating to the covenants for timely SEC filings and the submission of timely monthly consolidated financial statements. The facility matures in March 2008. Under the Wachovia loan agreement, the Company’s borrowings bear interest at fluctuating rates. The applicable rate will be one of the following three options, as designated by the Company: (1) the bank’s base lending rate, (2) the Federal Funds Rate, or (3) the Eurodollar or London Interbank Offered Rate (“LIBOR”) plus an applicable percentage. The rates applicable to outstanding borrowings fluctuate based on many factors including, but not limited to, general economic conditions, and general interest rates, including the prime rate, and the supply of and demand for credit in the London interbank market. At March 31, 2006, the Company’s borrowing base was approximately $50.0 million, of which $3.4 million was utilized for letters of credit issued under the facility. As a result, the available amount for borrowing was $46.6 million. The borrowing base fluctuates on a daily basis and is subject to a $50.0 million maximum and includes the sum of: (1) 85% - 90% of eligible government receivables, (2) 70% of eligible unbilled government receivables, not to exceed $5.0 million, (3) 80% of eligible commercial receivables, (4) 75% of the value of eligible spare parts, not to exceed $15.0 million; less the face amount of issued and outstanding letters of credit and any applicable reserves. The Company has no borrowings outstanding at the end of the first quarter ended March 31, 2006.
6. Lease Obligations
The Company was obligated under an operating lease for office space at its former headquarters in Herndon, Virginia, through April 2006. The Company had a liability balance of $0.4 million at December 31, 2005, representing the present value of the remaining payments. During the first quarter of 2006, the Company paid the remaining lease obligation.
In the three month period ended March 31, 2006, the Company added a Boeing 767-300 extended range passenger aircraft to its fleet under a five year lease agreement. Additionally, the leases on two MD-11 freighters scheduled to expire in 2010 were extended through 2015. In April 2006, the Company completed negotiations of leases for three MD-11 aircraft, formerly subleased from Delta Air Lines, Inc. with the new aircraft owners with staggered terms through March 2008. The impact of these leases was included in the future annual minimum lease payment table in Note 5 to the “Notes to Consolidated Financial Statements” of the Company’s 2005 Form 10-K.
In July 2006, the Company signed a letter of intent to purchase a DC-10 from the lessor in August 2006.
7. Accounting for Stock-Based Compensation
At March 31, 2006, the Company had two stock-based compensation plan. The 1995 Stock Incentive Plan was amended in May 2004 to allow for various forms of equity awards including restricted stock. Options expire at the earlier of the stated expiration, which shall not exceed ten years from the date of grant, or one year after the termination of a grantee's employment with the Company. During 2005, the Company issued 50,000 shares of restricted stock which vested over four years (time based only). Compensation expense was recognized for this restricted stock grant. In February 2006, the employee to whom the stock was issued resigned and, accordingly, the restricted stock grant terminated and the grant was cancelled effective on the date of termination. During the first quarter of 2006, the Company reversed $0.3 million of deferred stock-based compensation related to the termination of the restricted stock grant.
Under a Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”), non-affiliate directors are offered options to purchase 10,000 shares of common stock, upon election or appointment to the Board of Directors of the Company. Options granted under the Directors’ Plan vest in 36 equal monthly installments following the award, as long as the individual remains a director of the Company. The plan provided that after December 31, 2005, no additional options could be granted from this plan.
Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payments (“SFAS 123R”). This pronouncement requires companies to measure the cost of employee services received in exchange for an award of equity instruments (typically stock options) based on the grant-date fair value of the award. The fair value is estimated using option-pricing models. The resulting cost is recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. Additionally, SFAS 123R requires the cash flows resulting from the tax benefits in excess of the compensation expense recognized for those options (excess tax benefits) to be classified as financing cash flows.
Prior to the adoption of SFAS 123R, the Company accounted for stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations.

The following table illustrates the effect on net earnings and earnings per share for the three months ended March 31, 2005, had the Company applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), to stock-based compensation (in thousands, except per share data):

Three Months Ended
March 31, 2005
Net earnings, as reported	$9,898
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(185)

Pro forma net earnings	$9,713

Earnings per share
Basic — as reported	$0.52
Basic — pro forma	$0.51
Diluted — as reported	$0.38
Diluted — pro forma	$0.37
For stock option awards granted prior to January 1, 2006, but for which the vesting period is not complete, the Company used the “modified prospective method” of accounting permitted under SFAS 123R. Under this method, the Company accounts for such awards on a prospective basis, with expense being recognized in the consolidated statements of income beginning in the first quarter of 2006, using the grant-date fair values previously calculated in prior pro forma disclosures. The Company will recognize the related compensation cost not previously recognized in the pro forma disclosures over the remaining vesting periods.
The fair value of stock options is determined at the grant date using a Black-Scholes option pricing model, which requires the Company to make several assumptions. The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant. The dividend yield on the Company’s common stock is assumed to be zero since the Company does not pay dividends and has no current plans to do so in the future. The market price volatility of the Company’s common stock is based on the historical volatility of the common stock over a time period equal to the expected term of the option. The expected life of the options is based on historical experience.
There were no stock options granted during the first quarter of 2006 or 2005.

The table below summarizes stock option activity pursuant to the Company’s plans for the three months ended March 31, 2006:

			Weighted Average
	Number of	Weighted	Remaining	Aggregate
	Options	Average	Contractual Term	Intrinsic Value
	(in thousands)	Exercise Price	(in years)	(in thousands)
Outstanding at December 31, 2005	1,728	$2.25
Granted	—	—
Exercised	(46)	$3.61
Forfeited	(22)	$1.42

Outstanding at March 31, 2006	1,660	$2.23	4.3	$12,606

Exercisable at March 31, 2006	1,243	$1.69	3.7	$10,109

The total intrinsic value of options exercised for the three months ended March 31, 2006 and 2005, determined as of the date of exercise of options, was $0.2 million and $2.5 million, respectively. Cash received from option exercises during the three months ended March 31, 2006 and 2005 totaled $0.2 million and $0.5 million, respectively. The shares issued upon the exercise of options are new shares issued from the shares reserved under the 1995 plan.
The Company recorded $0.1 million of stock-based compensation expense for the three months ended March 31, 2006 related to SFAS 123R. The actual tax benefit realized, under the long-haul method, for the tax deduction from option exercises under the Company plan was approximately $59,000 for the three months ended March 31, 2006.
At March 31, 2006, there was $0.3 million of total unrecognized compensation expense related to non-vested shares granted under the Company’s stock incentive plans. That cost is expected to be recognized over a weighted average period of 2.3 years.
8. North American Acquisition
On April 27, 2005, the Company acquired North American, a privately-held airline based in Jamaica, New York. The Company commenced the consolidation of North American on April 28, 2005 and the acquisition was accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations.
Unaudited pro forma information for the Company reflecting the acquisition of North American as if it had occurred on January 1, 2005 is as follows (in thousands, except per share amounts):

Quarter Ended
March 31, 2005
Total operating revenues	$218,562
Net earnings	$13,905
Basic earnings per share	$0.73
Weighted average shares outstanding	19,024
Fully diluted earnings per share	$0.52
Weighted average shares outstanding	26,786
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
9. Post-Retirement Health Care Benefits Plan
World Airways’ cockpit crewmembers and eligible dependents are covered by a post-retirement health care and life insurance benefits plan until age 65. A small group of administrative retirees are also covered under a post-retirement health care and life insurance benefits plan for life. A summary of the net periodic post-retirement benefit costs for the three months ended March 31 is as follows (in thousands):

	Three Months
	Ended March 31,
	2006	2005
Service cost	$192	$107
Interest cost on accumulated post-retirement benefit obligation	111	69
Amortization of prior service cost	3	—
Net amortized loss	19	4

Net periodic post-retirement benefit cost	$325	$180

The Company anticipates that it will contribute approximately $200,000 to fund its post-retirement health care obligations in 2006. As of March 31, 2006, approximately $33,000 of contributions has been made.

10. Major Customers and Products
Information concerning customers for the quarters ended March 31, 2006 and 2005 in which their revenues comprise 10% or more of the Company’s total operating revenues is presented in the following table (in millions):

	Quarter Ended March 31,
World Airways	2006	2005
U.S. Air Force (“USAF”) Air Mobility Command	$125.0	$134.5

Quarter Ended
North American	March 31, 2006
U.S. Air Force (“USAF”) Air Mobility Command	$38.0
Information concerning the classification of World Airways’ revenues comprising 10% or more of total operating revenues for the quarters ended March 31, 2006 and 2005 is presented in the following table (in millions):

	Quarter Ended March 31,
World Airways	2006	2005
Passenger Charter Operations	$130.8	$143.8
Cargo Charter Operations	$26.9	$15.2
Information concerning the classification of North American revenues comprising 10% or more of total operating revenues for the quarter ended March 31, 2006 is presented in the following table (in millions):

Quarter Ended
North American	March 31, 2006
Passenger Charter Operations	$48.7
Passenger Scheduled Service	$9.2
11. Commitments and Contingencies
Union Negotiations and Litigation:
World Airways’ Cockpit Crewmembers: The cockpit crewmembers, who account for approximately 29.3% of the total workforce at World Airways and are represented by the International Brotherhood of Teamsters (“IBT”), are subject to a collective bargaining agreement which became amendable in June 2003. After unsuccessful negotiations, a general strike was called on January 28, 2006, against all World Airways’ commercial passenger and cargo flights (the current contract prohibits World Airways’ pilots from interrupting U.S. military flying). Despite the strike, World Airways and the IBT continued negotiations and reached a Tentative Agreement on Sunday, February 5, 2006. The IBT thereafter suspended all job actions and on March 4, 2006, with 65% of the World Airways pilots that voted, the substantive terms of the Tentative Agreement were ratified. The Tentative Agreement included a one time signing bonus of $2.6 million, which the Company recorded to expense in the first quarter of 2006. The agreement will become amendable on March 1, 2009.
World Airways’ Flight Attendants: The World Airways’ flight attendants, representing approximately 43.7% of World Airways employees, are subject to a collective bargaining agreement that will become amendable August 31, 2006. Negotiations are expected to begin prior to the amendable date.

North American’s Cockpit Crewmembers: The National Mediation Board (“NMB”) certified the IBT to represent North American’s cockpit crewmembers (approximately 20.0% of the total employees at North American) on January 16, 2004. North American and the IBT commenced negotiations for their first collective bargaining agreement on April 6, 2004 and have met on numerous occasions. Although representatives from North American and the IBT continue to negotiate the terms of a comprehensive final agreement under the auspices of the NMB, no collective bargaining agreement has yet been reached.
For competitive and economic reasons, effective as of January 1, 2005 and February 1, 2005, North American unilaterally reduced cockpit crewmember wages and other benefits in addition to modifying certain work rules. The IBT thereafter filed suit against North American. North American will continue to vigorously defend itself. However, the Company cannot give any assurance that this litigation will not have a material adverse effect on its financial condition, results of operations, or liquidity.
North American’s Flight Attendants: On July 26, 2005, the NMB authorized a union election (the IBT) among North American’s flight attendants. Flight attendants comprise approximately 36.5% of employees at North American. On August 31, 2005, a majority of flight attendants voted for IBT representation and North American and the IBT have yet to commence negotiations for their first collective bargaining agreement.
Other Litigation: On January 9, 2004, Whitebox Convertible Arbitrage Partners, L.P. and Pandora Select Partners, L.P. filed a complaint alleging breach of contract by World Airways in connection with its exchange in December 2003 of $22,545,000 aggregate amount of 8.0% Convertible Senior Subordinated Debentures due 2004 (the “Old Debentures”) for a like amount of the newly-issued Debentures. World Airways commenced settlement negotiations and using its best estimates and advice of counsel, the Company has recorded an accrual for this matter.
North American, along with certain unrelated entities, is a defendant in litigation brought in the Dominican Republic for, among other things, breach of contract. Accordingly, approximately $879,000 of North American funds were embargoed and are not controlled by North American. The litigation is in discovery, and the outcome at this time is not determinable, therefore the Company has not recorded any accrual for this matter. Although North American believes that the litigation is without merit, and intends to vigorously contest the claims, North American cannot give any assurance that the funds will be released.
North American was a defendant in a legal action pending in California brought by a former pilot for various causes of action, including wrongful termination. In May 2006, North American and the plaintiff agreed to settle this matter with a full release, in exchange for $2.3 million cash consideration. The settlement was accrued at December 31, 2005 and was paid in May 2006.
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
12. Recently Issued Accounting Standards
In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections, (“SFAS 154”). SFAS 154 requires that, when a company changes its accounting policies, it must apply the change retrospectively to all prior periods presented, unless impracticable, instead of a cumulative effect adjustment in the period of the change. SFAS 154 may also apply when the FASB issues new rules requiring changes in accounting. However, if the new rule allows cumulative effect treatment, it would take precedence over SFAS 154.
The FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” on July 13, 2006. The rules will be effective for the Company on January 1, 2007. At this time, the Company has not completed its review and assessment of the impact of adoption of FIN 48.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Part I, Item 2 of this report should be read in conjunction with Part II, Item 7 of the Company’s 2005 Form 10-K. The information contained herein is not a comprehensive management overview and analysis of the financial condition and results of operations of the Company, but rather updates disclosures made in the aforementioned filing.
The Company desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”). Therefore, this report contains forward looking statements that are subject to risks and uncertainties, including, but not limited to, the reliance on key strategic alliances, fluctuations in operating results, the ability to operate and manage successfully North American Airlines and World Airways and other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission (“SEC”). These risks could cause the Company’s actual results for 2006 and beyond to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company.
OVERVIEW
General
For the first quarter of 2006, the Company’s consolidated operating income was $9.4 million compared to $17.2 million for the same period in 2005, a decrease of $7.8 million or 45.3%. A nine day pilot strike at World Airways negatively impacted the Company's operating income by an estimated $7.0-$8.0 million. Additional information provided below. Net earnings for the 2006 first quarter were $3.5 million compared to $9.9 million for the first quarter of 2005 a decrease of $6.4 million or 64.6%.
The following table provides statistical data, used by management in evaluating the operating performance of World Airways, for the quarters ended March 31, 2006 and 2005:

	Quarter Ended March 31,
World Airways	2006	2005
Block hours	14,772	13,116
Operating aircraft at quarter end	17	15
Average available aircraft per day	17	15.7
Average daily utilization (block hours flown per day per aircraft)	9.7	9.3
The following table provides statistical data, used by management in evaluating the operating performance of North American for the quarter ended March 31, 2006:

Quarter Ended
North American	March 31, 2006
Block hours	5,836
Operating aircraft at quarter end	9
Average available aircraft per day	8.1
Average daily utilization (block hours flown per day per aircraft)	8.0
RESULTS OF OPERATIONS
Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005
The comparative financial information shown below is from World Air Holdings’ consolidated financial statements for the three months ending March 31, 2006. However, the variance explanations relate to World Airways only, since North American was acquired on April 27, 2005 and is not part of the consolidated results for the three months ending March 31, 2005.
Operating Revenues. Total consolidated operating revenues increased $56.8 million, or 35.6%, to $216.3 million in the first quarter of 2006 from $159.5 million in the first quarter of 2005. North American operating revenues were $58.1 million in the first quarter of 2006. World Airways’ operating revenues declined by $1.3 million from the same period in 2005. The decrease was due to a $9.5 million decline in military revenues, not related to the pilot strike, partially offset by an $8.2 million increase in commercial business lines. The Company estimates the impact of the pilot strike to commercial business lines was a reduction in revenue of approximately $5.0 million.
During the first quarter of 2006, World Airways was notified by USAF Air Mobility Command (“AMC”) that effective March 20, 2006, due to operational issues, including the pilot strike in the preceding three months, expansion business would be subject to a 2.0% reduction in revenues earned. This “penalty” remained in effect until June 20, 2006 and reduced the Company’s revenues by approximately $0.9 million in the second quarter of 2006. The “penalty” did not impact the first quarter of 2006. Additionally, while a contractor is under “penalty”, military expansion business, that otherwise the carrier would typically be awarded, can be awarded to other carriers. The Company currently estimates the impact of expansion business being contracted to other carriers to be approximately $15.0-$20.0 million during the second quarter of 2006.
Two key variables that impact World Airways’ total operating revenues are total block hours and total operating revenues per block hour:

	Quarter Ended
	March 31,		Increase/
World Airways	2006	2005	(Decrease)	% Change
Total block hours	14,772	13,116	1,656	12.6%
Total operating revenues per block hour	$10,722	$12,165	($1,443)	(11.9)%

North American’s total block hours and total operating revenues per block hour for the first quarter of 2006 are as follows:

Quarter Ended
North American	March 31, 2006
Total block hours	5,836
Total operating revenues per block hour	$9,955
Operating Expenses. Total consolidated operating expenses increased $64.4 million, or 45.2%, to $206.8 million for the first quarter of 2006, compared to $142.4 million for the comparable quarter in 2005. North American’s operating expense was $57.8 million in the first quarter of 2006. Below is information on the Company’s total operating expenses per block hour:

	Quarter Ended
	March 31,		Increase/
World Airways	2006	2005	(Decrease)	% Change
Total operating expenses per block hour	$10,062	$10,855	($793)	(7.3%)
North American’s total operating expenses per block hours for the first quarter of 2006 is as follows:

Quarter Ended
North American	March 31, 2006
Total operating expenses per block hour	$9,902
Flight Operations
Flight expenses include all costs related directly to the operation of the aircraft other than maintenance, aircraft rent, insurance and fuel. Also included are expenses related to flight dispatch and flight operations administration. Consolidated flight expenses increased $16.2 million, or 35.8%, to $61.4 million in the first quarter of 2006 compared to $45.2 million in the same period of 2005. The impact of North American on flight expense for the first quarter of 2006 was $14.8 million. World Airways’ flight expenses were up $1.4 million primarily due to the $2.6 million one time signing bonus associated with the pilots’ ratification of the Tentative Agreement, partially offset by $1.2 million in lower flight attendant, catering, and ground handling cost.
Maintenance
Consolidated maintenance expenses increased $5.4 million, or 21.6%, to $30.4 million in the first quarter of 2006 compared to $25.0 million in the same period of 2005. North American represented $7.0 million of the increase, partially offset by a $1.6 million decrease in World Airways’ maintenance expense due to a heavier maintenance schedule in the first quarter of 2005, including scheduled engine and thrust reverser overhauls. Maintenance expense for the second quarter of 2006 is expected to increase due to scheduled heavy maintenance events.
Aircraft Rent and Insurance
Consolidated aircraft costs, which include aircraft rent and insurance, increased $8.4 million, or 40.2%, to $29.3 million in the first quarter of 2006 compared to $20.9 million in the first quarter of 2005. This increase reflects $8.1 million of cost related to North American and an increase of $0.3 million related to World Airways and World Risk Solutions. This is primarily due to increased insurance premiums and reserves for claims.
Fuel
Consolidated fuel expenses were higher by $18.8 million, or 61.6%, to $49.3 million in the first quarter of 2006 from $30.5 million in the first quarter of 2005. The impact of North American in the first quarter of 2006 was $14.1 million. World Airways fuel expense increased $4.7 million compared to the same period in 2005. This increase was primarily due to a 30.0% increase in fuel prices, partially offset by a 13.0% decrease in fuel gallons consumed. World Airways’ contracts with its customers provides for a pass-through of fuel costs on approximately 97.0% of fuel purchased and thereby limiting its exposure to the increases in fuel prices. North American is exposed to changes in fuel prices for its scheduled service operations, which accounted for 15.9% of North American’s revenues during the first quarter of 2006.
Flight Operations Subcontracted to Other Carriers
Consolidated flight operations subcontracted to other carriers increased $1.6 million, or 320.0%, to $2.1 million in the first quarter of 2006 from $0.5 million in the first quarter of 2005. North American represented $0.7 million of the increase. World Airways flight operations subcontracted to other carriers increased $0.9 million due primarily to the pilot strike.
Commissions
Consolidated commissions increased $2.1 million, or 23.6%, to $11.0 million in the first quarter of 2006, compared to $8.9 million in the first quarter of 2005. North American represented $2.4 million of this increase, which was offset by a $0.3 million decrease in World Airways. The Company pays commissions on scheduled passenger service for North American to credit card companies and travel agencies, as well as a percentage of North American’s military revenues to its AMC contractor team for distribution to its members. Commissions for World Airways are based on a percentage of military revenues and are paid to its AMC contractor team for distribution to its members.
Sales, General and Administrative
Consolidated sales, general and administrative expenses increased $11.6 million, or 116.0%, to $21.6 million in the first quarter of 2006 compared to $10.0 million in the same quarter of 2005. The increase reflects $10.3 million of cost related to North American and an increase of $1.3 million of cost related to World Air Holdings, World Airways, and World Risk Solutions. This increase is primarily due to increased costs associated with legal and professional fees related to efforts to remediate material weaknesses.
Other Income (Expense)
Consolidated other income (expense) net, increased $2.4 million, or 240.0% to $3.3 million in the first quarter of 2006 compared to $0.9 million in the first quarter of 2005. As a result of the prepayment of the ATSB Loan, the Company recorded approximately $2.3 million in additional interest expense, representing the write-off of unamortized debt issuance, warrant costs and guarantee fees associated with this loan.
LIQUIDITY AND CAPITAL RESOURCES
At March 31, 2006, the Company had $44.9 million of cash and cash equivalents and short-term investments compared to $47.0 million at December 31, 2005. Restricted cash, current and non-current, was $3.9 million at March 31, 2006, which consisted of $3.0 million of prepayments from customers for flights that are scheduled to be flown within 30 days of the balance sheet date (unearned revenue) and approximately $0.9 million held by the courts in the Dominican Republic. Restricted cash, current and non-current, was $7.1 million at December 31, 2005, which consisted of $4.2 million for the collateralization of letters of credit and $2.1 million related to unearned revenue and approximately $0.8 million held by the courts in the Dominican Republic.
Additionally, at March 31, 2006, the Company had $4.2 million of letters of credit, $3.4 million pursuant to the Wachovia facility, and $0.8 million in cash and cash equivalents and short-term investments. At March 31, 2005, the Company had $3.7 million of letters of credit that were 100% collateralized.
Cash Flows from Operating Activities
Operating activities provided $23.7 million in cash for the quarter ended March 31, 2006 as compared to $24.2 million in 2005. The cash provided in 2006 principally reflects the $3.5 million net earnings, a $7.1 million increase in cash due to changes in operating assets and liabilities other than trade accounts receivable, net non-cash statement of income charges of $3.4 million, and a $9.7 million increase due to a decrease in trade accounts receivable. The cash provided in 2005 principally reflects the $9.9 million net earnings, a $5.3 million increase in cash due to changes in operating assets and liabilities other than trade accounts receivable, net non-cash statement of income charges of $3.2 million, and a $5.8 million increase due to a decrease in trade accounts receivable.
Cash Flows from Investing Activities
Investing activities used $2.1 million of cash for the quarter ended March 31, 2006, compared to $23.1 million in 2005. The Company’s capital expenditures for the first quarter of 2006 were approximately $2.2 million, principally for the purchase of aircraft-related assets. The Company financed these capital expenditures through internally generated funds. Cash flow from investing activities also includes the proceeds from disposals of equipment and property of $0.1 million. For the quarter ended March 31, 2005, investing activities used $23.1 million, of which $1.0 million used was for the purchase of aircraft-related assets and $22.1 million was used for the purchase of short-term investments.
Cash Flows from Financing Activities
Financing activities used $23.8 million in cash for the quarter ended March 31, 2006. This was principally due to the use of $24.0 million of cash to prepay the remaining principal balance of the ATSB Loan. These amount were partially offset by proceeds from the exercise of stock options of $0.2 million. For the quarter ended March 31, 2005, financing activities provided $3.0 million, which was due to the exercise of warrants and stock options of $2.5 million and $0.5 million, respectively.
At March 31, 2006, the Company’s current assets were $138.4 million and its current liabilities were $128.0 million. The ratio of the Company’s current assets to its current liabilities (“current ratio”) was approximately 1.1:1.

Description of Certain Indebtedness
On December 31, 2005, the Company’s indebtedness consisted of $24.0 million outstanding under its $30.0 million ATSB Loan which was secured by substantially all of the Company’s assets. The ATSB Loan contained restrictive covenants that imposed significant operating and financial restrictions on the Company. Under the agreement governing the ATSB Loan, the Company was subject to certain covenants requiring it to maintain a certain amount of unrestricted cash or cash equivalents and to comply with certain financial ratios as well as certain non-financial negative covenants.
On March 30, 2006, the Company prepaid the remaining principal balance of $24.0 million under the ATSB Loan with working capital. The Company had recorded the $24.0 million outstanding balance as a current liability as of December 31, 2005 in the Consolidated Balance Sheet due to covenant violations. As a result of this prepayment, during the first quarter of 2006, the Company expensed an additional $2.3 million in unamortized debt issuance cost and unamortized warrant costs associated with the ATSB Loan.
Additionally, in March 2006, World Airways and North American entered into a Loan and Security Agreement with Wachovia Bank, National Association (“Wachovia”), for the issuance of loans and letters of credit up to $50.0 million subject to certain terms, conditions, and limitations. The Company has obtained the necessary waiver relating to the covenants for timely SEC filings and the submission of timely monthly consolidated financial statements. The facility matures in March 2008. Under the Wachovia loan agreement, the Company’s borrowings bear interest at fluctuating rates. The applicable rate will be one of the following three options, as designated by the Company: (1) the bank’s base lending rate, (2) the Federal Funds Rate, or (3) the Eurodollar or London Interbank Offered Rate (“LIBOR”) plus an applicable percentage. The rates applicable to outstanding borrowings fluctuate based on many factors including, but not limited to, general economic conditions, and general interest rates, including the prime rate, and the supply of and demand for credit in the London interbank market. At March 31, 2006, the Company’s borrowing base was approximately $50.0 million, of which $3.4 million was utilized for letters of credit issued under the facility. As a result, the available amount for borrowing was $46.6 million. The borrowing base fluctuates on a daily basis and is subject to a $50.0 million maximum and includes the sum of: (1) 85% - 90% of eligible government receivables, (2) 70% of eligible unbilled government receivables, not to exceed $5.0 million, (3) 80% of eligible commercial receivables, (4) 75% of the value of eligible spare parts, not to exceed $15.0 million; less the face amount of issued and outstanding letters of credit and any applicable reserves. The Company has no borrowings outstanding at the end of the first quarter ended March 31, 2006.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Part I, Item 3, of this report should be read in conjunction with Part II, Item 7A of the Company’s 2005 Form 10-K. The information contained herein is not a quantitative and qualitative discussion about market risk the Company faces, but rather updates disclosures made in the aforementioned filing.
There have been no material changes in market risks from the information provided in Item 7A Quantitative and Qualitative Disclosures About Market Risk included in the Company’s 2005 Form 10-K, except as follows:
Aircraft fuel: North American’s results of operations are affected by changes in the price and availability of aircraft fuel. Based on North American first quarter fuel consumption for scheduled service and maintenance ferries, a 10% increase in the average price per gallon of fuel would increase fuel expense for the first quarter of 2006 by approximately $1.4 million. The Company does not currently purchase fuel under long-term contracts or enter into futures or swap contracts.
Interest rates: Under the Wachovia loan agreement, the Company’s borrowings bear interest at fluctuating rates. The rates applicable to outstanding borrowings fluctuate based on many factors including, but not limited to, general economic conditions, and general interest rates, including the prime rate, and the supply of and demand for credit in the London interbank market. As of March 31, 2006, the Company had $3.4 million in letters of credit issued and no loan amounts outstanding under this facility.
Foreign currency exchange rate risks: Although some of the Company’s revenues are derived from foreign customers, most revenues and substantially all expenses are denominated in U.S. dollars. The Company maintains minimal balances in foreign bank accounts to facilitate the payment of expenses.
ITEM 4. CONTROLS AND PROCEDURES
A. Disclosure Controls and Procedures
This evaluation of Disclosure Controls and Procedures should be read in conjunction with Item 9A Controls and Procedures included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 Form 10-K”) filed with the SEC on July 7, 2006.

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are controls and other procedures that are designed to provide reasonable assurance that the information that the Company is required to disclose in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure.
An evaluation was performed under the supervision and with the participation of the Company’s management, including its CEO and CFO, of the effectiveness of its disclosure controls and procedures as of March 31, 2006. This evaluation included a review of (i) material weaknesses in internal control over financial reporting reported in the Company’s 2005 Form 10-K and (ii) inquiries of process owners concerning changes in internal control procedures during the three month period ended March 31, 2006. Based on the evaluation as of the end of the period covered by this report, the Company’s CEO and CFO concluded that the disclosure controls and procedures were not effective. In light of the material weaknesses reported in the Company’s 2005 Form 10-K, the Company implemented additional analyses and procedures to ensure that its consolidated financial statements are prepared in accordance with GAAP and are fairly presented in all material respects. The Company has performed the additional analyses and procedures with respect to this Quarterly Report on Form 10-Q. Accordingly, the Company believes that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented.
B. Changes in Internal Control Over Financial Reporting
During the three month period ended March 31, 2006, the Company was in the process of reviewing material weaknesses that existed as of December 31, 2005. Additionally, the Company implemented procedures to ensure the accuracy of certain flight related accruals and documented the function of key spreadsheets to improve end-user computing. The Company also hired an additional tax professional to assist in remediating deficiencies in the tax process.
Except as noted above, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
C. Inherent Limitations of Any Control System
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
ITEM 6. EXHIBITS

No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* * * * * * * * * * * * * * *

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: August 01, 2006

WORLD AIR HOLDINGS, INC.
By:	/s/ Michael W. Towe
Michael W. Towe
Chief Financial Officer