Form 10-Q
period 2006-06-30
WORLD AIR HOLDINGS, INC.
filed 2006-09-05
CIK 949240

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2006
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
Yes ☐ No ☑
     The number of shares of the registrant’s Common Stock outstanding on August 25, 2006 was approximately 24,243,677.

WORLD AIR HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

ITEM 1. FINANCIAL STATEMENTS
WORLD AIR HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	June 30,	December 31,
	2006	2005
ASSETS

Current assets
Cash and cash equivalents	$16,018	$46,202
Restricted cash	12,042	6,262
Short-term investments	18,545	827
Trade accounts receivable, less sales allowance and allowance for doubtful accounts of $1,965 at June 30, 2006 and $1,643 at December 31, 2005	29,900	57,235
Other receivables	12,532	21,564
Prepaid expenses and other current assets	26,042	20,246
Deferred income taxes	2,040	3,846

Total current assets	117,119	156,182
Equipment and property
Flight and other equipment	84,257	81,206
Less: accumulated depreciation and amortization	49,227	47,480

Net equipment and property	35,030	33,726
Goodwill and other intangible assets
Goodwill	25,370	25,370
Other intangible assets, net of accumulated amortization of $1,237 at June 30, 2006 and $740 at December 31, 2005	6,858	7,355

Net goodwill and other intangible assets	32,228	32,725

Long-term deposits	30,141	28,298
Other assets and deferred charges, net of accumulated amortization of $45 at June 30, 2006 and $3,558 at December 31, 2005	4,486	9,715

Total assets	$219,004	$260,646

See accompanying Notes to Condensed Consolidated Financial Statements

WORLD AIR HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	June 30,	December 31,
	2006	2005
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$—	$24,000
Accounts payable	36,354	50,757
Current portion of accrued rent	7,930	4,700
Current portion of deferred rent	2,801	2,455
Unearned revenue	27,707	16,512
Accrued maintenance	9,556	9,739
Accrued salaries, wages and profit sharing	15,913	25,576
Accrued taxes	6,066	5,534
Other accrued liabilities	5,969	8,727

Total current liabilities	112,296	148,000

Deferred gain from sale-leaseback transactions, net of accumulated amortization of $5,060 at June 30, 2006 and $4,857 at December 31, 2005	447	650
Accrued post-retirement benefits	7,771	6,995
Accrued and deferred rent, net of current portion	9,920	14,551
Deferred income taxes	4,056	3,612

Total liabilities	134,490	173,808

Stockholders’ equity
Preferred stock, $.001 par value (5,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock, $.001 par value (100,000,000 shares authorized; 25,282,645 shares issued and 24,201,402 shares outstanding at June 30, 2006; 25,002,645 shares issued and 23,921,402 shares outstanding at December 31, 2005)	25	25
Additional paid-in capital	69,130	67,770
Retained earnings	28,216	32,153
Deferred stock-based compensation	—	(253)
Treasury stock, at cost (1,081,243 shares at June 30, 2006 and December 31, 2005)	(12,857)	(12,857)

Total stockholders’ equity	84,514	86,838

Commitments and contingencies	—	—
Total liabilities and stockholders’ equity	$219,004	$260,646

See accompanying Notes to Condensed Consolidated Financial Statements

WORLD AIR HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Operating revenues
Flight operations	$176,300	$171,091	$392,167	$330,111
Other	357	791	743	1,320

Total operating revenues	176,657	171,882	392,910	331,431

Operating expenses
Flight	53,955	48,582	115,370	93,751
Maintenance	36,441	25,740	66,875	50,695
Aircraft costs	30,689	27,270	59,950	48,199
Fuel	39,970	31,338	89,299	61,809
Flight operations subcontracted to other carriers	5	1,217	2,111	1,725
Commissions	7,387	7,702	18,352	16,561
Depreciation and amortization	1,639	1,965	3,310	3,420
Sales, general and administrative	19,519	17,279	41,145	27,304

Total operating expenses	189,605	161,093	396,412	303,464

Operating income (loss)	(12,948)	10,789	(3,502)	27,967
Other income (expense)
Interest expense	—	(1,142)	(3,573)	(2,127)
Interest income	428	241	767	510
Other, net	(200)	(1,023)	(314)	(1,226)

Total other income (expense)	228	(1,924)	(3,120)	(2,843)

Earnings (loss) before income tax expense	(12,720)	8,865	(6,622)	25,124
Income tax expense (benefit)	(5,241)	3,359	(2,685)	9,720

Net earnings (loss)	$(7,479)	$5,506	$(3,937)	$15,404

Basic earnings per share
Net earnings (loss)	$(0.31)	$0.23	$(0.16)	$0.72

Weighted average shares outstanding	24,034	23,600	23,986	21,325
Diluted earnings per share
Net earnings (loss)	$(0.31)	$0.21	(0.16)	$0.59

Weighted average shares outstanding	24,034	26,668	$23,986	26,508
See accompanying Notes to Condensed Consolidated Financial Statements

WORLD AIR HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2006
(in thousands, except share amounts)
(unaudited)

		Additional		Deferred	Treasury	Total
	Common	Paid-In	Retained	Stock-Based	Stock, at	Stockholders’
	Stock	Capital	Earnings	Compensation	Cost	Equity
Balances at December 31, 2005	$25	$67,770	$32,153	$(253)	$(12,857)	$86,838
Exercise of 280,000 stock options	—	385	—	—	—	385
Excess tax benefit of stock option exercises	—	1,027	—	—	—	1,027
Amortization of warrants	—	68	—	—	—	68
Stock-based compensation	—	183	—	—	—	183
Reversal of award of deferred stock-based compensation	—	(303)	—	303	—	—
Reversal of prior period amortization of deferred stock-based compensation	—	—	—	(50)	—	(50)

Net loss	—	—	(3,937)	—	—	(3,937)

Balances at June 30, 2006	$25	$69,130	$28,216	$—	$(12,857)	$84,514

See accompanying Notes to Condensed Consolidated Financial Statements

WORLD AIR HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2006 and 2005
(in thousands)
(unaudited)

	2006	2005
Cash and cash equivalents at beginning of year	$46,202	$16,306

Cash flow from operating activities
Net earnings (loss)	(3,937)	15,404
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	3,310	3,420
Deferred gain recognition	(203)	(385)
Loss on disposals of equipment and property	251	937
Tax benefit of stock option exercises	—	1,292
Amortization of warrants and debt issuance costs	2,781	853
Deferred income taxes	2,181	(855)
Provision for doubtful accounts and sales allowance	552	(29)
Stock-based compensation	183	—
Other	59	449
Changes in operating assets and liabilities, exclusive of acquisitions:
Trade and other receivables	35,765	7,412
Restricted cash	(5,780)	1,362
Deposits, prepaid expenses and other assets	(4,637)	(4,890)
Accounts payable, accrued expenses and other liabilities	(26,754)	(11,574)
Unearned revenue	11,195	10,013

Net cash provided by operating activities	14,966	23,409

Cash flows from investing activities
Purchases of equipment and property	(4,657)	(4,362)
Net sales (purchases) of short term investments	(17,718)	23,650
Proceeds from disposals of equipment and property	289	27
Acquisition of North American, less cash acquired	—	(24,951)

Net cash used in investing activities	(22,086)	(5,636)

Cash flows from financing activities
Repayment of debt	(24,000)	—
Proceeds from exercise of stock options	385	1,635
Proceeds from exercise of warrants	—	2,500
Excess tax benefit from employees stock-based compensation plan	918	—
Debt issuance cost	(367)
Repayment of aircraft rent obligations	—	(1,713)

Net cash provided by (used in) financing activities	(23,064)	2,422

Net increase (decrease) in cash and cash equivalents	(30,184)	20,195

Cash and cash equivalents at end of period	$16,018	$36,501

Supplemental information:
Interest paid	$363	$750
Income taxes paid	$88	$14,663
Conversion of the Company’s convertible senior subordinated debentures to common stock	$—	$18,125
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
Management believes that all adjustments necessary to present fairly the financial position of World Air Holdings, Inc. as of June 30, 2006 and the results of operations for the respective three and six months ended June 30, 2006 have been included in the unaudited Condensed Consolidated Financial Statements for the interim periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and the results of operations for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006.
The Consolidated Balance Sheet for December 31, 2005 is from the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”). These interim period Consolidated Financial Statements and accompanying footnotes should be read in conjunction with the Consolidated Financial Statements contained in the 2005 Form 10-K.
The Company reclassified its investment in auction rate securities as short-term investments. These auction rate securities, for which interest rates reset in less than 90 days (7 days to 30 days) have maturity dates greater than 90 days. In the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2006 and 2005, changes in the amounts of “short-term investments” are classified as cash flows from investing activities. The Company considers these short-term investments as available-for-sale.
2. Segment Reporting
The Company has two operating segments, World Airways and North American. Financial and other information for the three month and six month periods ended June 30, 2006 and 2005 by reporting segment is set forth below (in thousands, except block hour data).

	Three Months Ended June 30, 2006
			World Air
			Holdings, World
	World	North	Risk Solutions, and
	Airways	American	Eliminations	Total
Total operating revenues	$115,605	$61,192	$(140)	$176,657
Total operating expenses	$126,614	$63,426	$(435)	$189,605
Operating income (loss)	$(11,009)	$(2,234)	$295	$(12,948)
Total assets	$136,996	$76,809	$5,199	$219,004
Total block hours	13,000	5,944	—	18,944

	Three Months Ended June 30, 2005
			World Air
			Holdings, World
	World	North	Risk Solutions, and
	Airways	American*	Eliminations	Total
Total operating revenues	$140,258	$31,624	$—	$171,882
Total operating expenses	$127,869	$33,529	$(305)	$161,093
Operating income (loss)	$12,389	$(1,905)	$305	$10,789
Total assets	$148,650	$69,580	$7,639	$225,869
Total block hours	13,969	3,928	—	17,897

*	Financial data above includes the results of North American from April 28, 2005 to June 30, 2005.

	Six Months Ended June 30, 2006
			World Air
			Holdings, World
	World	North	Risk Solutions, and
	Airways	American	Eliminations	Total
Total operating revenues	$273,987	$119,290	$(367)	$392,910
Total operating expenses	$275,247	$121,212	$(47)	$396,412
Operating loss	$(1,260)	$(1,922)	$(320)	$(3,502)
Total assets	$136,996	$76,809	$5,199	$219,004
Total block hours	27,772	11,780	—	39,552

	Six Months Ended June 30, 2005
			World Air
			Holdings, World
	World	North	Risk Solutions, and
	Airways	American*	Eliminations	Total
Total operating revenues	$299,807	$31,624	$—	$331,431
Total operating expenses	$270,756	$33,529	$(821)	$303,464
Operating income (loss)	$29,051	$(1,905)	$821	$27,967
Total assets	$148,650	$69,580	$7,639	$225,869
Total block hours	27,084	3,928	—	31,012

*	Financial data above includes the results of North American from April 28, 2005 to June 30, 2005.
3. Long-Term Operating Deposits
Long-term operating deposits of $30.1 million at June 30, 2006 consisted of aircraft and engine (flight equipment) deposits of $29.1 million and building and miscellaneous deposits of $1.0 million. At December 31, 2005, long-term operating deposits of $28.3 million consisted of aircraft and engine deposits of $27.2 million and building and miscellaneous deposits of $1.1 million.
4. Earnings (Loss) per Share
Basic earnings (loss) per share are computed by dividing net earnings (loss) by the weighted average number of shares outstanding during the period. Diluted earnings (loss) per share include the effects of common equivalent shares outstanding during the period that are dilutive. The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

	Three Months Ended June 30, 2006
	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic and Diluted EPS
Loss available to common stockholders	$(7,479)	24,034	$(0.31)

	Three Months Ended June 30, 2005
	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Earnings available to common stockholders	$5,506	23,600	$0.23

Effect of dilutive securities
Warrants	—	1,685
Options	—	1,376
Restricted stock	—	7

Diluted EPS
Earnings available to common shareholders plus assumed conversion	$5,506	26,668	$0.21

	Six Months Ended June 30, 2006
	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic and Diluted EPS
Loss available to common stockholders	$(3,937)	23,986	$(0.16)

	Six Months Ended June 30, 2005
	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Earnings available to common stockholders	$15,404	21,325	$0.72

Effect of dilutive securities
Warrants	—	1,715
Options	—	1,451
8% convertible debentures	162	2,015
Restricted stock	—	2
Amortization of debt issuance cost	35	—
Aircraft lease restructuring fees	(13)	—

Diluted EPS
Earnings available to common shareholders plus assumed conversion	$15,588	26,508	$0.59

Excluded from the diluted earnings per share calculation for the three and six month periods ended June 30, 2006 are 1.7 million shares related to warrants. Also excluded are approximately 0.8 million shares and 0.9 million shares related to options for the three and six month periods ended June 30, 2006, respectively. These shares are excluded because the effect of including the shares would have been anti-dilutive.
5. Long-term Debt
On March 30, 2006 the Company prepaid the remaining principal balance of $24.0 million outstanding under the $30.0 million term loan (the “ATSB Loan”), which was 90% guaranteed by the Air Transportation Stabilization Board (the “ATSB”) and 10% guaranteed by a third party, with working capital. The Company had recorded the $24.0 million outstanding balance as a current liability as of December 31, 2005 in the accompanying Condensed Consolidated Balance Sheets due to covenant violations. As a result of this prepayment, the Company expensed an additional $2.3 million in unamortized debt issuance and warrant costs associated with the ATSB Loan during the first quarter of 2006.
Additionally, in March 2006, World Airways and North American entered into a Loan and Security Agreement with Wachovia Bank, National Association (“Wachovia”), for the issuance of loans and letters of credit up to $50.0 million subject to certain terms, conditions, and limitations. The Company has obtained the necessary wavier relating to the covenants for timely SEC filings and the submission of timely monthly consolidated financial statements. The facility matures in March 2008. Under the Wachovia loan agreement, the Company’s borrowings bear interest at fluctuating rates. The applicable rate will be one of the following three options, as designated by the Company: (1) the bank’s base lending rate, (2) the Federal Funds Rate, or (3) the Eurodollar or London Interbank Offered Rate (“LIBOR”) plus an applicable percentage. The rates applicable to outstanding borrowings fluctuate based on many factors including, but not limited to, general economic conditions, and general interest rates, including the prime rate, and the supply of and demand for credit in the London interbank market. At June 30, 2006, the Company’s borrowing base was approximately $32.0 million, of which $3.4 million was utilized for letters of credit issued under the facility. As a result, the available amount for borrowing was $28.6 million. The borrowing base fluctuates on a daily basis and is subject to a $50.0 million maximum and includes the sum of: (1) 85% — 90% of eligible government receivables, (2) 70% of eligible unbilled government receivables, not to exceed $5.0 million, (3) 80% of eligible commercial receivables, (4) 75% of the value of eligible spare parts, not to exceed $15.0 million; less the face amount of issued and outstanding letters of credit and any applicable reserves. The Company has no borrowings outstanding at June 30, 2006.
6. Lease Obligations
The Company was obligated under an operating lease for office space at its former headquarters in Herndon, Virginia, through April 2006. The Company had a liability balance of $0.4 million at December 31, 2005, representing the present value of the remaining payments. During the first quarter of 2006, the Company paid the remaining lease obligation.
During the first six months of 2006, the Company added a Boeing 767-300 extended range passenger aircraft to its fleet under a five year lease agreement. Additionally, the leases on two MD-11 freighters scheduled to expire in 2010 were extended through 2015. In April 2006, the Company completed negotiations of leases for three MD-11 aircraft, formerly subleased from Delta Air Lines, Inc., with the new aircraft owners with staggered terms through March 2008. Additionally, World Airways signed a letter of intent to lease three Boeing 747-400 special freighter aircraft with delivery dates in 2008 and 2009. These leases expire in 2018 and 2019. The impact of these leases was included in the future annual minimum lease payment table in Note 5 to the “Notes to Consolidated Financial Statements” of the Company’s 2005 Form 10-K. The estimated rent on these aircraft may however increase based on certain provisions in the letter of intent. In August 2006, the Company terminated a lease and purchased the related DC-10 aircraft from the lessor.
7. Accounting for Stock-Based Compensation
At June 30, 2006, the Company had two stock-based compensation plans. The 1995 Stock Incentive Plan was amended in May 2004 to allow for various forms of equity awards including restricted stock. Options expire at the earlier of the stated expiration, which shall not exceed ten years from the date of grant, or one year after the termination of a grantee’s employment with the Company. During 2005, the Company issued 50,000 shares of restricted stock which vested over four years (time based only). Compensation expense was recognized for this restricted stock grant. In February 2006, the employee to whom the stock was issued resigned and, accordingly, the restricted stock grant terminated and the grant was cancelled effective on the date of termination. During the first quarter of 2006, the Company reversed $0.3 million of deferred stock-based compensation related to the forfeiture of the restricted stock grant.
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
The following table illustrates the effect on net earnings and earnings per share for the three and six month periods ended June 30, 2005, had the Company applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), to stock-based compensation (in thousands, except per share data):

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net earnings, as reported	$5,506	$15,404
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(138)	(326)

Pro forma net earnings	$5,368	$15,078

Earnings per share
Basic — as reported	$0.23	$0.72
Basic — pro forma	$0.23	$0.71
Diluted — as reported	$0.21	$0.59
Diluted — pro forma	$0.20	$0.58
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
There were no stock options granted during the six month period ended June 30, 2006. The Company issued 10,000 shares during the second quarter of 2005. The per share weighted-average fair value of stock options granted during the second quarter and the first six months of 2005 was $7.53 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

Expected dividend yield	0%
Risk-free interest rate	3.5%
Expected life (in years)	4.2
Risk-free volatility	71%
The table below summarizes stock option activity pursuant to the Company’s plans for the six months ended June 30, 2006:

			Weighted Average
	Number of	Weighted	Remaining	Aggregate
	Options	Average	Contractual Term	Intrinsic Value
	(in thousands)	Exercise Price	(in years)	(in thousands)
Outstanding at December 31, 2005	1,728	$2.25
Granted	—	—
Exercised	(280)	$1.38
Forfeited	(25)	$1.68

Outstanding at June 30, 2006	1,423	$2.44	4.4	$8,758

Exercisable at June 30, 2006	1,162	$2.09	4.0	$7,551

The total intrinsic value of options exercised for the six month period ended June 30, 2006, determined as of the date of exercise of options, was $2.2 million. The total intrinsic value of options exercised for the six month period ended June 30, 2005, determined as of the date of exercise of options, was $3.6 million. Cash received from option exercises during the six month periods ended June 30, 2006 totaled $0.4 million. Cash received from option exercises during the six month periods ended June 30, 2005 totaled $1.6 million. The shares issued upon the exercise of options are new shares issued from the shares reserved under the 1995 plan.
The Company recorded $0.2 million of stock-based compensation expense to sales, general and administrative expense for the six month period ended June 30, 2006 related to SFAS 123R. The actual tax benefit realized, under the long-haul method, for the tax deduction from option exercises under the Company plan was approximately $1.0 million for the six month period ended June 30, 2006.
At June 30, 2006, there was approximately $0.2 million of total unrecognized compensation expense related to non-vested shares granted under the Company’s stock incentive plans. That cost is expected to be recognized over a weighted average period of two years.
On August 16, 2006, the Board of Directors adopted a resolution amending the amount of meeting fees paid to non-employee members of the board and approved the award to each non-employee member of the board shares of restricted common stock of the Company pursuant to the Amended and Restated 1995 Stock Incentive Plan of the Company.
8. North American Acquisition
On April 27, 2005, the Company acquired North American, a privately-held airline based in Jamaica, New York. The Company commenced the consolidation of North American on April 28, 2005 and the acquisition was accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations.
The purchase price allocation for the acquisition has been finalized with the exception of certain tax uncertainties related to amounts due from the seller.
Unaudited pro forma information for the Company reflecting the acquisition of North American as if it had occurred on January 1, 2005 is as follows (in thousands, except per share amounts):

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Total operating revenues	$188,829	$407,391
Net earnings	$4,093	$17,998
Basic earnings per share	$0.17	$0.84
Weighted average shares outstanding	23,600	21,325
Fully diluted earnings per share	$0.15	$0.69
Weighted average shares outstanding	26,668	26,508
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
A summary of the net periodic post-retirement benefit costs for the three and six month periods ended June 30 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Service cost	$334	$192	$526	$384
Interest cost	159	111	270	222
Amortization of prior service cost	3	—	6	—
Net amortized loss	59	70	78	141

Net periodic post-retirement benefit cost	$555	$373	$880	$747

The Company anticipates that it will contribute approximately $0.2 million to fund its health care obligations in 2006. As of June 30, 2006, approximately $0.1 million of contributions have been made.
10. Major Customers and Products
Information concerning customers for the three and six month periods ended June 30, 2006 and 2005 in which their revenues comprise 10% or more of the Company’s total operating revenues is presented in the following table (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
World Airways	2006	2005	2006	2005
U.S. Air Force (“USAF”) Air Mobility Command	$74.5	$104.3	$199.5	$238.8

	Three Months Ended		Six Months Ended
	June 30,		June 30,
North American	2006	2005*	2006	2005*
U.S. Air Force (“USAF”) Air Mobility Command	$39.1	$16.9	$77.1	$16.9

*	Financial data above includes the results of North American from April 28, 2005 to June 30, 2005.
Information concerning the classification of the Company’s revenues comprising 10% or more of total operating revenues for the three and six month periods ended June 30, 2006 and 2005 is presented in the following table (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
World Airways	2006	2005	2006	2005
Passenger Charter Operations	$86.6	$116.1	$217.4	$259.9
Cargo Charter Operations	$28.5	$24.2	$55.6	$39.9

	Three Months Ended		Six Months Ended
	June 30,		June 30,
North American	2006	2005*	2006	2005*
Passenger Charter Operations	$50.7	$20.6	$99.4	$20.6
Passenger Scheduled Service	$10.3	$6.6	$19.5	$6.6

*	Financial data above includes the results of North American from April 28, 2005 to June 30, 2005.
11. Commitments and Contingencies
Union Negotiations and Litigation:
World Airways’ Cockpit Crewmembers: The cockpit crewmembers, who account for approximately 29.6% of the total workforce at World Airways and are represented by the International Brotherhood of Teamsters (“IBT”), are subject to a collective bargaining agreement which became amendable in June 2003. After unsuccessful negotiations, a general strike was called on January 28, 2006, against all World Airways’ commercial passenger and cargo flights (the current contract prohibits World Airways’ pilots from interrupting U.S. military flying). Despite the strike, World Airways and the IBT continued negotiations and reached a Tentative Agreement on Sunday, February 5, 2006. The IBT thereafter suspended all job actions and on March 4, 2006, with 65% of the World Airways pilots that voted, the substantive terms of the Tentative Agreement were ratified. The Tentative Agreement included a one time signing bonus of $2.6 million, which the Company recorded to expense in the first quarter of 2006. The agreement will become amendable on March 1, 2009.
World Airways’ Flight Attendants: The World Airways’ flight attendants, representing approximately 42.8% of World Airways employees, are subject to a collective bargaining agreement that becomes amendable August 31, 2006. Negotiations began in mid-August 2006 with the IBT.

North American’s Cockpit Crewmembers: The National Mediation Board (“NMB”) certified the IBT to represent North American’s cockpit crewmembers (approximately 22.0% of the total employees at North American) on January 16, 2004. North American and the IBT commenced negotiations for their first collective bargaining agreement on April 6, 2004 and have met on numerous occasions. Although representatives from North American and the IBT continue to negotiate the terms of a comprehensive final agreement under the auspices of the NMB, no collective bargaining agreement has yet been reached.
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
North American’s Flight Attendants: On July 26, 2005, the NMB authorized a union election (the IBT) among North American’s flight attendants. Flight attendants comprise approximately 41.7% of employees at North American. On August 31, 2005, a majority of flight attendants voted for IBT representation and North American and the IBT have yet to commence negotiations for their first collective bargaining agreement.
Other Litigation:
On January 9, 2004, Whitebox Convertible Arbitrage Partners, L.P. and Pandora Select Partners, L.P. filed a complaint alleging breach of contract by World Airways in connection with its exchange in December 2003 of $22,545,000 aggregate amount of 8.0% Convertible Senior Subordinated Debentures due 2004 (the “Old Debentures”) for a like amount of the newly-issued Debentures. In August 2006, World Airways and the plaintiff agreed to settle this matter with a full release, in exchange for approximately $0.4 million cash consideration. The settlement was accrued during the six month period ended June 30, 2006.
North American, along with certain unrelated entities, is a defendant in litigation brought in the Dominican Republic for, among other things, breach of contract. Accordingly, approximately $0.9 million of North American’s funds were embargoed and are not controlled by North American. During August 2006, the court in the Dominican Republic lifted the embargo, however, the funds have not been returned to North American. In view of this decision, for the period ended June 30, 2006, North American reclassified the embargoed funds from non-current to current restricted cash. The litigation is in discovery, and the outcome at this time is not determinable, therefore the Company has not recorded any accrual for this matter. North American believes that the litigation is without merit, and intends to vigorously contest the claims.
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
RESULTS OF OPERATIONS
Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005
The consolidated financial statements for World Air Holdings for the three months ended June 30, 2006 include North American’s results for the full quarter. However, since North American was acquired on April 27, 2005 variances between North American results for the quarter ended June 30, 2006 to the same period in 2005 will not be comparable. The variance explanations will reference World Airways only.
General
For the second quarter of 2006, the Company’s consolidated operating loss was $12.9 million compared to operating income of $10.8 million for the same period in 2005, a decrease of $23.7 million or 219.4%. Net loss for the 2006 second quarter was $7.5 million compared to net income of $5.5 million for the second quarter of 2005, a decrease of $13.0 million or 236.4%.
The following table provides statistical data, used by management in evaluating the operating performance of World Airways, for the three month period ended June 30, 2006 and 2005.

	Three Months Ended
	June 30,
World Airways	2006	2005
Block hours	13,000	13,969
Operating aircraft at quarter end	16	17
Average available aircraft per day	16.3	16.6
Average daily utilization (block hours flown per day per aircraft)	8.8	9.3
The following table provides statistical data, used by management in evaluating the operating performance of North American, for the three month period ended June 30, 2006 and 2005.

	Three Months Ended
	June 30,
North American	2006	2005*
Block hours	5,944	3,928
Operating aircraft at quarter end	9	8
Average available aircraft per day	9.0	8.0
Average daily utilization (block hours flown per day per aircraft)	7.3	7.7

*	Statistical data above includes results of North American from April 28, 2005 to June 30, 2005.
Operating Revenues. Total consolidated operating revenues increased $4.8 million, or 2.8%, to $176.7 million in the second quarter of 2006 from $171.9 million in the second quarter of 2005. North American’s operating revenues increased $29.5 million in the second quarter of 2006 compared to the same period of 2005. World Airways’ operating revenues declined by $24.7 million from the same period in 2005. The decrease was due to a $29.8 million decline in military revenues for World Airways partially offset by a $5.1 million increase in commercial business lines.
During the first quarter of 2006, World Airways was notified by USAF Air Mobility Command (“AMC”) that effective March 20, 2006, due to operational performance issues in the preceding three months, expansion business would be subject to a 2.0% reduction in revenues earned. This “penalty” remained in effect until June 20, 2006 and reduced the Company’s revenues by approximately $0.9 million in the second quarter of 2006. Additionally, while a contractor is under “penalty”, military expansion business, that otherwise the carrier would typically be awarded, can be awarded to other carriers. The Company estimates the impact of expansion business being contracted to other carriers to be approximately $15 — $20 million during the second quarter of 2006.

Two key variables that impact the amount of revenues are listed below:

	Three Months Ended
	June 30,		Increase/
World Airways	2006	2005	(Decrease)	% Change
Total block hours	13,000	13,969	(969)	(6.9%)
Total operating revenue per block hour	$8,893	$10,041	($1,148)	(11.4%)

	Three Months Ended
	June 30,		Increase/
North American	2006	2005*	(Decrease)	% Change
Total block hours	5,944	3,928	—	—
Total operating revenue per block hour	$10,295	$8,051	—	—

*	Financial and statistical data above includes the results of North American from April 28, 2005 to June 30, 2005.
Operating Expenses. Total consolidated operating expenses increased $28.5 million, or 17.7%, to $189.6 million for the second quarter of 2006, compared to $161.1 million for the comparable quarter in 2005. North American’s operating expense increased $29.9 million in the second quarter of 2006 compared to the second quarter of 2005. World Risk Solutions’ and World Air Holdings’ operating expenses decreased $0.1 million in the second quarter of 2006 compared to the second quarter of 2005. World Airways’ operating expenses decreased $1.3 million quarter over quarter. Below is information on the Company’s operating expense per block hour:

	Three Months Ended
	June 30,		Increase/
World Airways	2006	2005	(Decrease)	% Change
Total operating expense per block hour	$9,740	$9,154	$586	6.4%

	Three Months Ended
	June 30,		Increase/
North American	2006	2005*	(Decrease)	% Change
Total operating expense per block hour	$10,671	$8,536	—	—

*	Financial data above includes the results of North American from April 28, 2005 to June 30, 2005.
Flight Operations
Flight expenses include all costs related directly to the operation of the aircraft other than maintenance, aircraft rent, insurance and fuel. Also included are expenses related to flight dispatch and flight operations administration. Consolidated flight expenses increased $5.4 million, or 11.1%, to $54.0 million in the second quarter of 2006 compared to $48.6 million in the same period of 2005. North American’s flight operation expense for the second quarter of 2006 increased $8.4 million while World Airways decreased by $3.5 million primarily due in lower flight attendant, catering, and ground handling cost due to changes in business mix, and a decrease in block hours flown. This was partially off-set by $ 0.5 million additional expenses as a result of increased pilot headcount and contractual salary increases.
Maintenance
Consolidated maintenance expenses increased $10.7 million, or 41.6%, to $36.4 million in the second quarter of 2006 compared to $25.7 million in the same period of 2005. North American’s maintenance expenses increased $4.6 million in the second quarter of 2006 while World Airways’ maintenance expense increased $6.1 million. In the second quarter of 2006, World Airways incurred higher maintenance expense due to increased heavy engine maintenance, normal scheduled airframe structural checks, and airworthiness directive compliance costs related to MD-11 engines. The Company anticipates a continued high level of maintenance expense primarily as a result of airworthiness directive compliance costs related to MD-11 aircraft.

Aircraft Costs
Consolidated aircraft costs, which include aircraft rent and insurance, increased $3.4 million, or 12.5%, to $30.7 million in the second quarter of 2006 compared to $27.3 million in the second quarter of 2005. North American’s aircraft costs increased $4.3 million for the three month period ended June 30, 2006 compared to the same period for 2005. A decrease of $0.9 million related to World Airways. This is primarily due to a decrease in a lease restructuring fee based on profitability, offset by an increase due to additional aircraft delivered during the three months ended June 30, 2005.
Fuel
Consolidated fuel expenses were higher by $8.7 million, or 27.8%, to $40.0 million in the second quarter of 2006 from $31.3 million in the second quarter of 2005. North American recorded an increase of $8.2 million the second quarter of 2006. World Airways’ fuel expense increased $0.5 million in the second quarter of 2006 compared to the same period in 2005. This increase was primarily due to an increase in fuel prices, partially offset by a decrease in fuel gallons consumed. World Airways’ contracts with its customers provide for a pass-through of fuel costs on approximately 95% of fuel purchased, and thereby limiting its exposure to the increases in fuel prices. North American is exposed to changes in fuel prices for its scheduled service operations, which accounted for 19% of North American’s block hours during the second quarter of 2006.
Flight Operations Subcontracted to Other Carriers
Consolidated flight operations subcontracted to other carriers decreased $1.2 million, or 100.0%, from $1.2 million in the second quarter of 2005. The Company subcontracted flights to other carriers in 2005 due to high demand for service that the Company could not cover with its own aircraft.
Commissions
Consolidated commissions decreased $0.3 million, or 3.9%, to $7.4 million in the second quarter of 2006, compared to $7.7 million in the second quarter of 2005. North American’s commission increased $2.0 million from the second quarter of 2005. The Company pays commissions on scheduled passenger service for North American to credit card companies and travel agencies, as well as a percentage of North American’s military revenues to its AMC contractor team for distribution to its members. Commissions for World Airways are based on a percentage of military revenues and are paid to its AMC contractor team for distribution to its members. The decrease in commissions at World Airways of $2.3 million is a direct result of the decrease in military revenues.
Sales, General and Administrative
Consolidated sales, general and administrative expenses increased $2.3 million, or 13.4%, to $19.5 million in the second quarter of 2006 compared to $17.2 million in the same quarter of 2005. The increase reflects a $2.8 million increase of cost related to North American and a decrease of $0.5 million of cost related to World Air Holdings, World Airways, and World Risk Solutions. This decrease is primarily due to a reduction in costs associated with profit sharing. The second quarter of 2005 included approximately $0.8 million of costs associated with the acquisition of North American.
Other Income (Expense)
Consolidated other income (expense) net, increased $2.1 million, or 110.5% to $0.2 million income in the second quarter of 2006 compared to $1.9 million expense in the second quarter of 2005. As a result of the prepayment of the ATSB Loan, the Company did not incur interest expense or amortization of debt issuance, warrant costs and guarantee fees associated with this loan during the second quarter of 2006. In addition, during the second quarter of 2005, World Airways recorded losses associated with the disposal of certain fixed assets.
Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005
The comparative financial information shown below is from World Air Holdings consolidated financial statements for the six months ending June 30, 2006. However, since North American was acquired on April 27, 2005 variances between North American results for the six months ended June 30, 2006 to the same quarter in 2005 will not be comparable. The variance explanations will reference World Airways only.
General
For the first six months of 2006, the Company’s consolidated operating loss was $3.5 million compared to operating income of $28.0 million for the same period of 2005, a decrease of $31.5 million or 112.5%. Net loss for the first six months of 2006 was $3.9 million compared to net income of $15.4 million for the same period in 2005, a decrease of $19.3 million or 125.3%.

The following table provides statistical data, used by management, in evaluating the operating performance of World Airways, for the six months ended June 30, 2006 and 2005.

	Six Months Ended
	June 30,
World Airways	2006	2005
Block hours	27,772	27,084
Operating aircraft at end of period	16	17
Average available aircraft per day	16.7	16.2
Average daily utilization (block hours flown per day per aircraft)	9.2	9.3
The following table provides statistical data, used by management in evaluating the operating performance of North American, for the full six month period ended June 30, 2006 and for the period from April 28, 2005 through June 30, 2005 for the 2005 period.

	Six Months Ended
	June 30,
North American	2006	2005*
Block hours	11,780	3,928
Operating aircraft at end of period	9	8
Average available aircraft per day	8.6	8.0
Average daily utilization (block hours flown per day per aircraft)	7.6	7.7

*	Statistical data above includes results of North American from April 28, 2005 to June 30, 2005.
Operating Revenues. Total consolidated revenues increased $61.5 million, or 18.6%, to $392.9 million in 2006 from $331.4 million in 2005. North American’s operating revenues increased $87.6 million in the first six months of 2006. World Airways’ and World Risk Solutions’ operating revenues declined by $26.1 million from the same period in 2005. The decrease was due to a $39.3 million decline in military revenue, primarily related to the “penalty” imposed on World Airways’ and the AMC use of other carriers during the “penalty” time period. This was partially offset by a $13.2 million increase in commercial business lines. The Company estimated the impact of the pilot strike to commercial business was a reduction in revenues of approximately $5.0 million.
Two key variables that impact the amount of revenues are listed below:

	Six Months Ended
	June 30,		Increase/
World Airways	2006	2005	(Decrease)	% Change
Total block hours	27,772	27,084	688	2.5%
Total operating revenue per block hour	$9,866	$11,070	($1,204)	(10.9%)

	Six Months Ended
	June 30,		Increase/
North American	2006	2005*	(Decrease)	% Change
Total block hours	11,780	3,928	—	—
Total operating revenue per block hour	$10,126	$8,051	—	—

*	Financial and statistical data above includes the results of North American from April 28, 2005 to June 30, 2005.
Operating Expenses. Total consolidated operating expenses increased $93.0 million, or 30.7%, to $396.4 million in 2006, compared to $303.4 million for the comparable period in 2005. North American’s operating expenses increased $87.6 million while World Airways’ and World Risk Solution’s operating expenses increased $5.4 million. Below is information on the Company’s operating expense per block hour:

	Six Months Ended
	June 30,		Increase/
World Airways	2006	2005	(Decrease)	% Change
Total operating expense per block hour	$9,911	$9,997	($86)	(0.9%)

	Six Months Ended
	June 30,		Increase/
North American	2006	2005*	(Decrease)	% Change
Total operating expense per block hour	$10,290	$8,536	—	—

*	Financial data above includes the results of North American from April 28, 2005 to June 30, 2005.
Flight Operations
Consolidated flight expenses include all costs related directly to the operation of the aircraft other than maintenance, aircraft rent, insurance and fuel. Also included are expenses related to flight dispatch and flight operations administration. Flight expenses increased $21.6 million, or 23.1%, to $115.3 million in the first six months of 2006 compared to $93.7 million in the same period of 2005. North American’s flight expense for the first six months of 2006 increased $23.1 million. World Airways’ flight expenses decreased $1.5 million primarily due to $5.5 million in lower flight attendant, catering, and ground handling cost due to changes in business mix, partially offset by the $2.6 million one time signing bonus associated with the pilots’ ratification of the Tentative Agreement and $1.4 million additional expenses as a result of increased headcount and contractual salary increases.
Maintenance
Consolidated maintenance expenses increased $16.2 million, or 32.0%, to $66.9 million in the first six months of 2006 compared to $50.7 million in the same period of 2005. North American represents $11.6 million of the increase. The remaining $4.6 million increase is due to more scheduled heavy engine maintenance and normal scheduled airframe structural checks. The Company anticipates a continued high level of maintenance expense primarily as a result of airworthiness directive compliance costs related to MD-11 aircraft.
Aircraft Costs
Consolidated aircraft costs, which include aircraft rent and insurance, increased $11.8 million, or 24.5%, to $60.0 million in the first six months of 2006 compared to $48.2 million in the same period of 2005. This increase reflects $12.5 million related to North American and a decrease of $0.7 million related to World Airways. This is primarily due to a reduction in a lease restructuring fee based on profitability, offset by an increase due to aircraft delivered during the three months ended June 30, 2005.
Fuel
Consolidated fuel expenses were higher by $27.5 million, or 44.5%, to $89.3 million in the second quarter of 2006 from $61.8 million in the first six months of 2005. The impact of North American in the first six months of 2006 was an increase of $22.2 million. World Airways’ fuel expense increased $5.3 million compared to the same period in 2005. This increase was primarily due to an increase in fuel prices, partially offset by a decrease in fuel gallons consumed. World Airways’ contracts with its customers provide for a pass-through of fuel costs on approximately 96% of fuel purchased, and thereby limiting its exposure to increases in fuel prices. North American is exposed to changes in fuel prices for its scheduled service operations, which accounted for 18% of North American’s block hours during the first six months of 2006.
Commissions
Consolidated commissions increased $1.8 million, or 10.9%, to $18.3 million in the first six months of 2006, compared to $16.5 million in the first six months of 2005. North American’s commissions increased $4.4 million, which was partially offset by a $2.6 million decrease in World Airways. The Company pays commissions on scheduled passenger service for North American to credit card companies and travel agencies, as well as a percentage of North American’s military revenues to its AMC contractor team for distribution to its members. Commissions for World Airways are based on a percentage of military revenues and are paid to its AMC contractor team for distribution to its members. The decrease in commissions at World Airways of $2.6 million is a direct result of the decrease in military revenues.
Sales, General and Administrative
Consolidated sales, general and administrative expenses increased $13.8 million, or 50.5%, to $41.1 million in the first six months of 2006 compared to $27.3 million in the same period of 2005. The increase reflects a $13.2 million increase in cost related to

North American and an increase of $0.6 million of cost related to World Air Holdings, World Airways, and World Risk Solutions. This increase is primarily due to increased costs associated with professional fees related to efforts to remediate material weaknesses identified through the Sarbanes-Oxley Act Section 404 compliance.
Other Income (Expense)
Consolidated other income (expense) net, increased $0.3 million, or 10.7% to $3.1 million in the first six months of 2006 compared to $2.8 million in the first six months of 2005. As a result of the prepayment of the ATSB Loan, the Company recorded approximately $2.3 million in additional interest expense, representing the write-off of unamortized debt issuance, warrant costs and guarantee fees associated with this loan during the first quarter of 2006 which was partially offset by no interest expense in the second quarter of 2006.
LIQUIDITY AND CAPITAL RESOURCES
At June 30, 2006, the Company had $34.6 million of cash and cash equivalents and short-term investments compared to $47.0 million at December 31, 2005. Restricted cash was $12.0 million at June 30, 2006, which consisted of $11.1 million of prepayments from customers for flights that are scheduled to be flown within 30 days of the balance sheet date (unearned revenue) and approximately $0.9 million held by the courts in the Dominican Republic. Restricted cash, current and non-current, was $7.1 million at December 31, 2005, which consisted of $4.2 million for the collateralization of letters of credit, $2.1 million related to unearned revenue and approximately $0.8 million held by the courts in the Dominican Republic.
Additionally, at June 30, 2006, the Company had $3.4 million of letters of credit issued under the Wachovia Loan. At June 30, 2005, the Company had $4.5 million of letters of credit that were 100% collateralized by cash.
Cash Flows from Operating Activities
Operating activities provided $15.0 million in cash for the six months ended June 30, 2006. The cash provided in 2006 principally reflects the $3.9 million net loss, a $26.0 million decrease in cash due to changes in operating assets and liabilities other than trade accounts receivable, net non-cash statement of income charges of $9.1 million, and a $35.8 million increase due to a reduction in trade accounts receivable. The cash provided in 2005 principally reflects the $15.4 million net earnings, a $5.1 million decrease in cash due to changes in operating assets and liabilities other than trade accounts receivable, net non-cash statement of income charges of $5.7 million, and a $7.4 million increase due to a reduction in trade accounts receivable.
Cash Flows from Investing Activities
Investing activities used $22.1 million of cash for the six months ended June 30, 2006. The Company’s capital expenditures for the first six months of 2006 were approximately $4.7 million, principally for the purchase of aircraft-related assets. The Company financed these capital expenditures through internally generated funds. Cash flow from investing activities also includes the proceeds from disposals of equipment and property of $0.3 million. Additionally the Company purchased $17.7 million in short term investments. For the six months ended June 30, 2005, investing activities used $5.6 million, of which $4.4 million was for the purchase of aircraft-related assets, $23.7 million generated from the sale of short term investments, and $24.9 million was used for the purchase of North American.
Cash Flows from Financing Activities
Financing activities used $23.1 million in cash for the six months ended June 30, 2006. This was principally due to the use of $24.0 million of cash to prepay the remaining principal balance of the ATSB Loan and $0.4 million of debt issuance cost associated with the Wachovia Loan. This amount was partially offset by proceeds and related tax benefits from the exercise of stock options of $1.3 million. For the six months ended June 30, 2005, financing activities provided $2.4 million, which was due to the exercise of warrants and stock options of $2.5 million and $1.6 million, respectively, partially offset by the repayment of aircraft rent obligations of $1.7 million.
At June 30, 2006, the Company’s current assets were $117.1 million and its current liabilities were $112.3 million. The ratio of the Company’s current assets to its current liabilities (“current ratio”) was approximately 1:1.
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
On March 30, 2006, the Company prepaid the remaining principal balance of $24.0 million under the ATSB Loan with working capital. The Company had recorded the $24.0 million outstanding balance as a current liability as of December 31, 2005 in the Consolidated Balance Sheet due to covenant violations. As a result of this prepayment, during the first quarter of 2006, the Company expensed an additional $2.3 million in unamortized debt issuance and warrant costs associated with the ATSB Loan.
Additionally, in March 2006, World Airways and North American entered into a Loan and Security Agreement with Wachovia Bank, National Association (“Wachovia”), for the issuance of loans and letters of credit up to $50.0 million subject to certain terms, conditions, and limitations. The Company has obtained the necessary waiver relating to the covenants for timely SEC filings and the submission of timely monthly consolidated financial statements. The facility matures in March 2008. Under the Wachovia loan agreement, the Company’s borrowings bear interest at fluctuating rates. The applicable rate will be one of the following three options, as designated by the Company: (1) the bank’s base lending rate, (2) the Federal Funds Rate, or (3) the Eurodollar or London Interbank Offered Rate (“LIBOR”) plus an applicable percentage. The rates applicable to outstanding borrowings fluctuate based on many factors including, but not limited to, general economic conditions, and general interest rates, including the prime rate, and the supply of and demand for credit in the London interbank market. At June 30, 2006, the Company’s borrowing base was approximately $32.0 million, of which $3.4 million was utilized for letters of credit issued under the facility. As a result, the available amount for borrowing was $28.6 million. The borrowing base fluctuates on a daily basis and is subject to a $50.0 million maximum and includes the sum of: (1) 85% — 90% of eligible government receivables, (2) 70% of eligible unbilled government receivables, not to exceed $5.0 million, (3) 80% of eligible commercial receivables, (4) 75% of the value of eligible spare parts, not to exceed $15.0 million; less the face amount of issued and outstanding letters of credit and any applicable reserves. The Company has no borrowings outstanding at June 30, 2006.
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
Aircraft fuel: North American’s results of operations are affected by changes in the price and availability of aircraft fuel. Based on North American first quarter fuel consumption for scheduled service and maintenance ferries, a 10% increase in the average price per gallon of fuel would increase fuel expense for the first six months of 2006 by approximately $2.9 million. The Company does not currently purchase fuel under long-term contracts or enter into futures or swap contracts.
Interest rates: Under the Wachovia loan agreement, the Company’s borrowings bear interest at fluctuating rates. The rates applicable to outstanding borrowings fluctuate based on many factors including, but not limited to, general economic conditions, and general interest rates, including the prime rate, and the supply of and demand for credit in the London interbank market. As of June 30, 2006, the Company had $3.4 million in letters of credit issued and no loan amounts outstanding under this facility.
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

An evaluation was performed under the supervision and with the participation of the Company’s management, including its CEO and CFO, of the effectiveness of its disclosure controls and procedures as of June 30, 2006. This evaluation included a review of (i) material weaknesses in internal control over financial reporting reported in the Company’s 2005 Form 10-K, and (ii) inquiries of process owners concerning changes in internal control procedures during the three month period ended June 30, 2006. Based on the evaluation as of the end of the period covered by this report, the Company’s CEO and CFO concluded that the disclosure controls and procedures were not effective. In light of the material weaknesses reported in the Company’s 2005 Form 10-K, the Company implemented additional analyses and procedures to ensure that its consolidated financial statements are prepared in accordance with GAAP and are fairly presented in all material respects. The Company has performed the additional analyses and procedures with respect to this Quarterly Report on Form 10-Q. Accordingly, the Company believes that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented.
     B. Changes in Internal Control Over Financial Reporting
During the three month period ended June 30, 2006, the Company engaged in efforts to address the material weaknesses in its internal control over financial reporting and the ineffectiveness of the disclosure controls and procedures.
In April 2006, the Company hired a new CFO with substantial experience in publicly traded companies and a strong process improvement background. The new CFO is working with the executive team to provide a sufficient understanding of how operational departments impact the financial reporting process and is creating lines of accountability and communications among departments. The CFO is also spearheading the remediation of all the material weaknesses described in the Company’s 2005 Form 10-K.
An operational leader and a financial leader have been assigned to each of the material weaknesses described in the Company’s 2005 Form 10-K to facilitate the accountability of operational departments along with the finance team in maintaining adequate control over financial reporting. New procedures have been implemented to review new asset lives, salvage values and fixed asset depreciation. Additional procedures have been implemented in the close process, including the use of checklists and additional managerial review of financial data. Additional staffing for the accounting and finance department has been approved and the hiring process has commenced.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At the Company’s annual meeting of stockholders held on August 16, 2006, the Company’s stockholders approved the election of the persons named below to its Board of Directors, as Class II directors, for a three-year term expiring in 2009 by the vote indicated below:

	For	Withheld
General Ronald R. Fogleman	19,455,345	3,536,504
Jeffrey L. MacKinney	19,158,424	3,833,425
Russell L. Ray, Jr.	17,894,763	5,097,086
ITEM 6. EXHIBITS

No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*     *     *     *     *     *     *     *     *     *     *     *     *     *     *

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: September 1, 2006

WORLD AIR HOLDINGS, INC.
By:	/s/ Michael W. Towe
Michael W. Towe
Chief Financial Officer