Form 10-Q
period 2006-09-30
WORLD AIR HOLDINGS, INC.
filed 2007-07-05
CIK 949240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2006

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock outstanding on June 1, 2007 was approximately 22,570,717.

WORLD AIR HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

ITEM 1. FINANCIAL STATEMENTS

WORLD AIR HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Current assets
Cash and cash equivalents	$38,765	$46,202
Restricted cash	838	6,262
Short-term investments	2,326	827
Trade accounts receivable, less sales allowance and allowance for doubtful accounts of $1,453 at September 30, 2006 and $1,643 at December 31, 2005	37,411	57,235
Other receivables	14,662	21,564
Prepaid expenses and other current assets	19,548	20,246
Deferred income taxes	1,707	3,846

Total current assets	115,257	156,182
Equipment and property
Flight and other equipment	83,790	81,206
Less: accumulated depreciation and amortization	47,799	47,480

Net equipment and property	35,991	33,726
Goodwill and other intangible assets
Goodwill	25,370	25,370
Other intangible assets, net of accumulated amortization of $1,425 at September 30, 2006 and $740 at December 31, 2005	6,670	7,355

Net goodwill and other intangible assets	32,040	32,725
Long-term deposits	31,162	28,298
Other assets and deferred charges, net of accumulated amortization of $123 at September 30, 2006 and $3,558 at December 31, 2005	3,511	9,715

Total assets	$217,961	$260,646

See accompanying Notes to Condensed Consolidated Financial Statements

WORLD AIR HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30, 2006	December 31, 2005
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$—	$24,000
Accounts payable	48,681	59,484
Current portion of accrued rent	3,983	4,700
Current portion of deferred rent	1,164	2,455
Unearned revenue	18,912	16,512
Accrued maintenance	14,703	9,739
Accrued salaries, wages and profit sharing	15,085	25,576
Accrued taxes	6,162	5,534

Total current liabilities	108,690	148,000

Deferred gain from sale-leaseback transactions, net of accumulated amortization of $5,161 at September 30, 2006 and $4,857 at December 31, 2005	346	650
Accrued post-retirement benefits	8,159	6,995
Accrued and deferred rent, net of current portions	8,995	14,551
Deferred income taxes	850	3,612

Total liabilities	127,040	173,808

Stockholders’ equity
Preferred stock, $.001 par value (5,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock, $.001 par value (100,000,000 shares authorized; 25,553,533 shares issued and 24,513,839 shares outstanding at September 30, 2006; 25,002,645 shares issued and 23,921,402 shares outstanding at December 31, 2005)	26	25
Additional paid-in capital	70,111	67,770
Retained earnings	33,641	32,153
Deferred stock-based compensation	—	(253)
Treasury stock, at cost (1,039,694 shares at September 30, 2006 and 1,081,243 shares at December 31, 2005)	(12,857)	(12,857)

Total stockholders’ equity	90,921	86,838

Commitments and contingencies	—	—
Total liabilities and stockholders’ equity	$217,961	$260,646

See accompanying Notes to Condensed Consolidated Financial Statements

WORLD AIR HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Operating revenues
Flight operations	$230,888	$216,703	$623,055	$546,814
Other	533	477	1,276	1,797

Total operating revenues	231,421	217,180	624,331	548,611

Operating expenses
Flight	58,990	62,532	174,360	156,283
Maintenance	44,829	27,018	111,704	77,713
Aircraft costs	28,865	31,368	88,815	79,567
Fuel	58,157	42,063	147,456	103,872
Flight operations subcontracted to other carriers	1,574	339	3,685	2,064
Commissions	10,022	8,165	28,374	24,726
Depreciation and amortization	2,215	1,872	5,525	5,292
Sales, general and administrative	19,977	21,088	61,122	48,392
Legal expense – California matter	—	12,500	—	12,500

Total operating expenses	224,629	206,945	621,041	510,409

Operating income	6,792	10,235	3,290	38,202
Other income (expense)
Interest expense	(58)	(1,217)	(3,631)	(3,344)
Interest income	487	400	1,254	910
Other, net	312	(575)	(2)	(1,801)

Total other income (expense)	741	(1,392)	(2,379)	(4,235)

Earnings before income tax expense (benefit)	7,533	8,843	911	33,967
Income tax expense (benefit)	2,108	3,373	(577)	13,093

Net earnings	$5,425	$5,470	$1,488	$20,874

Basic earnings per share
Net earnings	$0.22	$0.23	$0.06	$0.94

Weighted average shares outstanding	24,237	23,789	24,071	22,155
Diluted earnings per share
Net earnings	$0.20	$0.20	$0.06	$0.79

Weighted average shares outstanding	26,616	27,072	26,579	26,734

See accompanying Notes to Condensed Consolidated Financial Statements

WORLD AIR HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES

IN STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2006

(in thousands, except share amounts)

(unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Deferred Stock-Based Compensation	Treasury Stock, at Cost	Total Stockholders’ Equity
Balances at December 31, 2005	$25	$67,770	$32,153	$(253)	$(12,857)	$86,838
Exercise of 333,675 stock options	1	462	—	—	—	463
Excess tax benefit of stock option exercises	—	1,163	—	—	—	1,163
Amortization of warrants	—	102	—	—	—	102
Stock-based compensation	—	917	—	—	—	917
Reversal of award of deferred stock-based compensation	—	(303)	—	303	—	—
Reversal of prior period amortization of deferred stock-based compensation	—	—	—	(50)	—	(50)
Net income	—	—	1,488	—	—	1,488

Balances at September 30, 2006	$26	$70,111	$33,641	$—	$(12,857)	$90,921

See accompanying Notes to Condensed Consolidated Financial Statements

WORLD AIR HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2006 and 2005

(in thousands)

(unaudited)

	2006	2005
Cash and cash equivalents at beginning of year	$46,202	$16,306

Cash flow from operating activities
Net earnings	1,488	20,874
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	5,525	5,292
Amortization of deferred gain	(304)	(486)
Loss on disposals of equipment and property	725	951
Tax benefit of stock option exercises	—	1,338
Amortization of warrants and debt issuance costs	2,892	1,413
Deferred income taxes	(576)	(2,494)
Provision for doubtful accounts and sales allowance	166	228
Stock-based compensation	917	—
Legal expense – California matter	—	12,500
Other	56	778

Changes in operating assets and liabilities, exclusive of acquisitions:
Trade and other receivables	26,510	15,510
Restricted cash	5,424	1,721
Deposits, prepaid expenses and other assets	1,215	(3,589)
Accounts payable, accrued expenses and other liabilities	(22,102)	(6,933)
Unearned revenue	2,400	(524)

Net cash provided by operating activities	24,336	46,579

Cash flows from investing activities
Purchases of equipment and property	(7,592)	(5,669)
Net sales (purchases) of short term investments	(1,499)	3,650
Proceeds from disposals of equipment and property	314	27
Acquisition of North American, less cash acquired	—	(24,951)

Net cash used in investing activities	(8,777)	(26,943)

Cash flows from financing activities
Repayment of debt	(24,000)	—
Proceeds from exercise of stock options	463	1,649
Proceeds from exercise of warrants	—	2,500
Excess tax benefit from employees stock-based compensation plan	1,033	—
Debt issuance cost	(492)
Repayment of aircraft rent obligations	—	(1,713)

Net cash provided by (used in) financing activities	(22,996)	2,436

Net increase (decrease) in cash and cash equivalents	(7,437)	22,072

Cash and cash equivalents at end of period	$38,765	$38,378

Supplemental information:
Interest paid	$363	$750
Income taxes paid	$128	$14,902
Conversion of the Company’s convertible senior subordinated debentures to common stock	$—	$18,125

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

Management believes that all adjustments necessary to present fairly the financial position of World Air Holdings, Inc. as of September 30, 2006 and the results of operations for the respective three and nine months ended September 30, 2006 have been included in the unaudited Condensed Consolidated Financial Statements for the interim periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and the results of operations for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006.

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

During the third quarter of 2005, the Company reclassified certain excess DC-10 parts to assets held for sale. Assets held for sale are expected to be disposed of by selling the assets within a 12-month period. Since all of the assets were not sold during the last 12 months and the Company does not expect the assets to be sold in the next 12 months, the Company has reclassified the remaining assets from assets held for sale, included in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheet, to Flight and other equipment at September 30, 2006. Depreciation expense of approximately $0.2 million was recorded during the quarter ended September 30, 2006, which represents the amount of depreciation that would have been recorded over the last 12 months if the assets had continued to be included in Flight and other equipment.

2.	Segment Reporting

The Company has two operating segments, World Airways and North American. Financial and other information for the three month and nine month periods ended September 30, 2006 and 2005 by reporting segment is set forth below (in thousands, except block hour data).

	Three Months Ended September 30, 2006
	World Airways	North American	World Air Holdings, World Risk Solutions, and Eliminations	Total
Total operating revenues	$154,841	$76,879	$(299)	$231,421
Total operating expenses	$149,969	$75,438	$(778)	$224,629
Operating income	$4,872	$1,441	$479	$6,792
Total assets	$134,398	$75,544	$8,019	$217,961

	Three Months Ended September 30, 2005
	World Airways	North American	World Air Holdings, World Risk Solutions, and Eliminations	Total
Total operating revenues	$152,478	$64,644	$58	$217,180
Total operating expenses	$132,885	$74,657	$(597)	$206,945
Operating income (loss)	$19,593	$(10,013)	$655	$10,235
Total assets	$155,812	$79,862	$3,327	$239,001

	Nine Months Ended September 30, 2006
	World Airways	North American	World Air Holdings, World Risk Solutions, and Eliminations	Total
Total operating revenues	$428,828	$196,169	$(666)	$624,331
Total operating expenses	$425,216	$196,650	$(825)	$621,041
Operating income (loss)	$3,612	$(481)	$159	$3,290
Total assets	$134,398	$75,544	$8,019	$217,961

	Nine Months Ended September 30, 2005
	World Airways	North American*	World Air Holdings, World Risk Solutions, and Eliminations	Total
Total operating revenues	$452,285	$96,268	$58	$548,611
Total operating expenses	$403,641	$108,186	$(1,418)	$510,409
Operating income (loss)	$48,644	$(11,918)	$1,476	$38,202
Total assets	$155,812	$79,862	$3,327	$239,001

*	Financial data include the results of North American from April 28, 2005 to September 30, 2005.

3.	Long-Term Deposits

Long-term deposits of $31.2 million at September 30, 2006 consisted of aircraft and engine (flight equipment) deposits of $30.2 million and building and miscellaneous deposits of $1.0 million. At December 31, 2005, long-term deposits of $28.3 million consisted of aircraft and engine deposits of $27.2 million and building and miscellaneous deposits of $1.1 million.

4.	Earnings per Share

Basic earnings per share are computed by dividing net earnings by the weighted average number of shares outstanding during the period. Diluted earnings per share include the effects of common equivalent shares outstanding during the period that are dilutive.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended September 30, 2006
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Earnings available to common shareholders	$5,425	24,237	$0.22

Effect of dilutive securities
Warrants	—	1,701
Options	—	675
Restricted stock	—	3

Diluted EPS
Earnings available to common shareholders plus assumed conversion	$5,425	26,616	$0.20

	Three Months Ended September 30, 2005
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Earnings available to common shareholders	$5,470	23,789	$0.23

Effect of dilutive securities
Warrants	—	1,807
Options	—	1,459
Restricted stock	—	17

Diluted EPS
Earnings available to common shareholders plus assumed conversion	$5,470	27,072	$0.20

	Nine Months Ended September 30, 2006
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Earnings available to common shareholders	$1,488	24,071	$0.06

Effect of dilutive securities
Warrants	—	1,725
Options	—	773
Restricted stock	—	10

Diluted EPS
Earnings available to common shareholders plus assumed conversion	$1,488	26,579	$0.06

	Nine Months Ended September 30, 2005
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Earnings available to common shareholders	$20,874	22,155	$0.94

Effect of dilutive securities
Warrants	—	1,763
Options	—	1,472
8% convertible debentures	162	1,336
Restricted stock	—	8
Amortization of debt issuance cost	35	—
Aircraft lease restructuring fees	(13)	—

Diluted EPS
Earnings available to common shareholders plus assumed conversion	$21,058	26,734	$0.79

5.	Long-term Debt

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

Additionally, in March 2006, World Airways and North American entered into a Loan and Security Agreement with Wachovia Bank, National Association (“Wachovia Loan”), for the issuance of loans and letters of credit up to $50.0 million subject to certain terms, conditions, and limitations. The Company has obtained the necessary waivers through July 18, 2007 relating to the covenant violations for the submission of timely monthly consolidated financial statements and excess funds held in domestic and foreign bank accounts. The facility terminates in March 2008.

Under the Wachovia Loan, the Company’s borrowings bear interest at fluctuating rates. The applicable rate will be one of the following three options, as designated by the Company: (1) the bank’s base lending rate, (2) the Federal Funds Rate, or (3) the Eurodollar or London Interbank Offered Rate (“LIBOR”) plus an applicable percentage. The rates applicable to outstanding borrowings fluctuate based on many factors including, but not limited to, general economic conditions, and general interest rates, including the prime rate, and the supply of and demand for credit in the London interbank market. At September 30, 2006, the Company’s borrowing base was approximately $42.2 million, of which $3.4 million was utilized for letters of credit issued under the facility. As a result, the available amount for borrowing was $38.8 million. The borrowing base fluctuates on a daily basis and is subject to a $50.0 million maximum and includes the sum of: (1) 85%—90% of eligible government receivables, (2) 70% of eligible unbilled government receivables, not to exceed $5.0 million, (3) 80% of eligible commercial receivables, (4) 75% of the value of eligible spare parts, not to exceed $15.0 million; less the face amount of issued and outstanding letters of credit and any applicable reserves. The Company had no borrowings outstanding at September 30, 2006.

In October 2006, the Company borrowed $21.0 million under the Wachovia Loan agreement to fund a “modified Dutch Auction” tender offer (“Tender Offer”) and related transaction costs to repurchase Company stock. (see Note 8). The amount borrowed bore interest at the monthly LIBOR and was subsequently repaid on November 15, 2006.

6.	Lease Obligations

The Company was obligated under an operating lease for office space at its former headquarters in Herndon, Virginia, through April 2006. The Company had a liability balance of $0.4 million at December 31, 2005, representing the present value of the remaining lease obligation. During the first quarter of 2006, the Company paid the remaining lease obligation.

In August 2006, the Company terminated a lease and purchased the related DC-10 aircraft from the lessor.

In September 2006, the Company signed letters of intent to extend the leases on three MD-11 passenger aircraft, three MD-11 freighters and two Boeing 757 extended range aircraft, scheduled to expire in 2008 through 2009, until 2013 and 2014. Additional future payments on these aircraft will be approximately $2.7 million in 2007, $13.6 million in 2008, $31.2 million in 2009, $37.3 million in 2010 and $109.8 million from 2011 through 2014.

7.	Accounting for Stock-Based Compensation

At September 30, 2006, the Company had two stock-based compensation plans. The 1995 Stock Incentive Plan (the “1995 Plan”) was amended in May 2004 to allow for various forms of equity awards including restricted stock. At September 30, 2006, the Company has reserved 3,131,962 shares of common stock for issuance under the 1995 Plan. Options expire at the earlier of the stated expiration, which shall not exceed ten years from the date of grant, or one year after the termination of a grantee’s employment with the Company. During 2005, the Company issued 50,000 shares of restricted stock with vesting over a four year required service period, and recorded compensation expense over the same period. In February 2006, the employee to whom the stock was issued resigned and, accordingly, the restricted stock grant terminated and was cancelled effective on the date of termination. During the first quarter of 2006, the Company reversed $0.3 million of deferred stock-based compensation related to the forfeiture of this restricted stock grant.

Under a Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”), non-affiliate directors are granted options to purchase 10,000 shares of common stock, upon election or appointment to the Board of Directors of the Company. Options granted under the Directors’ Plan vest in 36 equal monthly installments following the award, as long as the individual remains a director of the Company. The Director’s Plan provided that after December 31, 2005, no additional options could be granted from this plan.

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

The following table illustrates the effect on net earnings and earnings per share for the three and nine month periods ended September 30, 2005, had the Company applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), to stock-based compensation (in thousands, except per share data):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net earnings, as reported	$5,470	$20,874
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(103)	(434)

Pro forma net earnings	$5,367	$20,440

Earnings per share
Basic — as reported	$0.23	$0.94
Basic — pro forma	$0.23	$0.92
Diluted — as reported	$0.20	$0.79
Diluted — pro forma	$0.20	$0.77

Stock Options

For stock option awards granted prior to January 1, 2006, but for which the vesting period is not complete, the Company adopted the “modified prospective method” of accounting permitted under SFAS 123R. Under this method, the Company accounts for such awards on a prospective basis, with expense being recognized in the consolidated statements of income beginning in the first quarter of 2006, using the grant-date fair values previously calculated in prior pro forma disclosures. The Company will recognize the related compensation cost not previously recognized in the pro forma disclosures over the remaining vesting periods.

The fair value of stock options is determined at the grant date using a Black-Scholes option-pricing model, which requires the Company to make several assumptions. The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant. The dividend yield on the Company’s common stock is assumed to be zero since the Company does not pay dividends and has no current plans to do so in the future. The market price volatility of the Company’s common stock is based on the historical volatility of the common stock price over an approximate four year time period. The expected life of the options is based on historical experience of all option grants.

During the third quarter of 2006, the Company granted options to purchase 333,400 shares under the 1995 Plan. These stock options vest in 33  1/3% increments on the first three anniversary dates of the awards; thus, the Company will recognize compensation expense for these awards on a straight-line basis over each award’s vesting period. During the second quarter of 2005, the Company granted options to purchase 10,000 shares under the Director’s Plan that vest in 36 equal monthly installments from the day of grant.

The per share weighted-average fair value of the options to purchase 333,400 shares granted during the third quarter of 2006 was $4.61 on the date of grant using the Black-Scholes options-pricing model. The per share weighted-average fair value of the options to purchase 10,000 shares granted during the second quarter of 2005 was $4.29 on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2006	2005
Expected dividend yield	0%	0%
Risk-free interest rate	4.6%	3.9%
Expected life (in years)	4.0	4.2
Expected stock volatility	80.9%	70.7%

The table below summarizes stock option award activity pursuant to the Company’s plans for the nine months ended September 30, 2006:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2005	1,728	$2.25
Granted	333	$7.44
Exercised	(333)	$1.38
Forfeited	(31)	$2.56

Outstanding at September 30, 2006	1,697	$3.44	4.7	$9,438

Exercisable at September 30, 2006	1,139	$2.15	3.8	$7,807

The total intrinsic value of options exercised for the nine month period ended September 30, 2006, determined as of the date of exercise of options, was $2.6 million. The total intrinsic value of options exercised for the nine month period ended September 30, 2005, determined as of the date of exercise of options, was $3.9 million. Cash received from option exercises during the nine month period ended September 30, 2006 totaled $0.5 million. Cash received from option exercises during the nine month period ended September 30, 2005 totaled $1.7 million.

The Company recorded $0.2 million of stock-based compensation expense to sales, general and administrative expense for the nine month period ended September 30, 2006. The excess tax benefit realized, for the tax deduction from option exercises under the Company plan was $1.2 million for the nine month period ended September 30, 2006, which generated cash flows from excess tax benefits, under the long-haul method of $1.0 million.

At September 30, 2006, there was approximately $1.3 million of total unrecognized compensation expense related to non-vested stock options granted under the Company’s stock incentive plans. That cost is expected to be recognized over a weighted-average period of 2.9 years.

Restricted Stock Awards

During the third quarter of 2006, the Company granted 191,800 shares of restricted common stock to non-employee members of the board, executive officers, officers, and certain other management employees of the Company. The restricted shares were granted pursuant to the 1995 Plan. The fair value at the date of grant of these shares was $1.7 million. Compensation expense for these awards will be recognized on a straight-line basis over each award’s vesting period over a weighted-average requisite service period of 4.1 years.

The Company recorded $0.1 million of stock-based compensation expense to sales, general and administrative expense for the nine month period ended September 30, 2006. At September 30, 2006, there was approximately $1.6 million of total unrecognized compensation expense related to non-vested restricted stock granted under the Company’s stock incentive plan, which is expected to be recognized over a weighted-average vesting period of 4.1 years.

Stock Option Awards Review

Subsequent to September 30, 2006, under the direction of the Audit Committee of the Board of Directors (“Audit Committee”), the Company voluntarily initiated a review of its stock option awards from the date of the Company’s initial public offering of its common stock in 1995 to date. In order to ensure independence and objectivity, the Audit Committee also retained an independent law firm to perform a review of the Company’s prior stock option awards. The independent counsel engaged to perform the review submitted its report to the Audit Committee, which accepted the report and deemed the review concluded. Based on its internal review and the review of independent counsel, the Company concluded that, although no backdating or other intentional misconduct was identified, the Company had not properly accounted for certain options awarded in each of the years 1997 through 2003.

The impact of adjustments necessary to correct errors related to previously unrecognized compensation expense, for each of the years and in the aggregate is as follows:

	1997	1998	1999	2000	2001	2002	2003	Total
	(in thousands)
Stock Compensation Expense	$79	$(20)	$—	$103	$256	$79	$73	$570
Tax effect	—	—	—	—	—	—	(15)	(15)

Total, net of tax	$79	$(20)	$—	$103	$256	$79	$58	$555

Income/(loss) before taxes	$12,230	$(10,905)	$(13,653)	$(3,159)	$(26,037)	$2,041	$19,123

Percent of income before taxes	0.6%	0.2%	0.0%	3.3%	1.0%	3.9%	0.4%

The impact of the compensation expense was not material to any of the prior periods or the current period. Accordingly, the Company recorded an aggregate adjustment of $0.6 million for the prior year compensation expense to sales, general, and administrative expenses in its consolidated financial statements for the quarter ended September 30, 2006 to correctly reflect the cumulative impact of these option awards.

8.	Tender Offer

On September 5, 2006, the Company’s Board of Directors authorized a “modified Dutch Auction” tender offer whereby the terms permitted the Company to repurchase up to 2.22 million shares of its common stock at a price per share not greater than $9.50 and not less than $9.00.

In October 2006, the Company completed the Tender Offer and purchased 2.22 million shares of its outstanding common stock at a price per share of $9.20 which totaled approximately $20.4 million and was funded through borrowings under the Wachovia Loan. The shares purchased represented approximately 9.1% of the Company’s outstanding common stock at October 12, 2006.

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

Unaudited pro forma information for the Company reflecting the acquisition of North American as if it had occurred on January 1, 2005 is as follows (in thousands, except per share amounts):

Nine Months Ended September 30, 2005
Total operating revenues	$624,571
Net earnings	$23,468
Basic earnings per share	$1.06
Weighted average shares outstanding	22,155
Fully diluted earnings per share	$0.88
Weighted average shares outstanding	26,734

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

10.	Post-Retirement Health Care Benefits Plan

World Airways’ cockpit crewmembers and eligible dependents are covered by a post-retirement health care and life insurance benefits plan until age 65. A small group of administrative retirees are also covered under a post-retirement health care and life insurance benefits plan for life.

A summary of the net periodic post-retirement benefit costs for the three and nine month periods ended September 30 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Service cost	$263	$192	$790	$576
Interest cost	135	111	405	334
Amortization of prior service cost	2	—	8	—
Net amortized loss	39	70	117	211

Net periodic post-retirement benefit cost	$439	$373	$1,320	$1,121

The Company anticipates that it will contribute approximately $0.2 million to fund its health care obligations in 2006. As of September 30, 2006, approximately $0.2 million of contributions have been made.

11.	Major Customers and Products

Information concerning customers for the three and nine month periods ended September 30, 2006 and 2005 in which their revenues comprise 10% or more of the Company’s total operating revenues is presented in the following table (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
World Airways	2006	2005	2006	2005
U.S. Air Force (“USAF”) Air Mobility Command	$109.8	$108.1	$309.3	$346.9

	Three Months Ended September 30,		Nine Months Ended September 30,
North American	2006	2005	2006	2005*
U.S. Air Force (“USAF”) Air Mobility Command	$36.5	$36.3	$113.6	$53.2

*	Financial data include the results of North American from April 28, 2005 to September 30, 2005.

Information concerning the Company’s revenues comprising 10% or more of total operating revenues for the three and nine month periods ended September 30, 2006 and 2005 is presented in the following table (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
World Airways	2006	2005	2006	2005
Passenger Charter Operations	$130.1	$122.7	$347.1	$382.6
Cargo Charter Operations	$24.3	$29.4	$79.9	$68.0

	Three Months Ended September 30,		Nine Months Ended September 30,
North American	2006	2005	2006	2005*
Passenger Charter Operations	$53.1	$48.9	$152.5	$73.5
Passenger Scheduled Service	$23.4	$15.7	$43.5	$22.7

*	Financial data include the results of North American from April 28, 2005 to September 30, 2005.

12.	Commitments and Contingencies

Union Negotiations and Litigation:

World Airways’ Cockpit Crewmembers: The cockpit crewmembers, who account for approximately 29.3% of the total workforce at World Airways and are represented by the International Brotherhood of Teamsters (“IBT”), are subject to a collective bargaining agreement which will become amendable on March 1, 2009.

World Airways’ Flight Attendants: The World Airways’ flight attendants, representing approximately 43.4% of World Airways employees, are subject to a collective bargaining agreement that became amendable August 31, 2006. Negotiations began in mid-August 2006 with the IBT.

North American’s Cockpit Crewmembers: The National Mediation Board (“NMB”) certified the IBT to represent North American’s cockpit crewmembers (approximately 22.2% of the total employees at North American) on January 16, 2004. North American and the IBT commenced negotiations for their first collective bargaining agreement on April 6, 2004 and have met on numerous occasions. Although representatives from North American and the IBT continue to negotiate the terms of a comprehensive final agreement under the auspices of the NMB, no collective bargaining agreement has yet been reached.

North American’s Flight Attendants: On July 26, 2005, the NMB authorized a union election (the IBT) among North American’s flight attendants. Flight attendants comprise approximately 43.3% of employees at North American. On August 31, 2005, a majority of flight attendants voted for IBT representation. North American and the IBT have yet to commence negotiations for their first collective bargaining agreement.

Other Litigation:

On January 9, 2004, Whitebox Convertible Arbitrage Partners, L.P. and Pandora Select Partners, L.P. filed a complaint alleging breach of contract by World Airways in connection with its exchange in December 2003 of $22,545,000 aggregate amount of 8.0% Convertible Senior Subordinated Debentures due 2004 (the “Old Debentures”) for a like amount of the newly-issued Debentures. In August 2006, World Airways and the plaintiff agreed to settle this matter with a full release, in exchange for approximately $0.4 million cash consideration. The settlement was accrued during the six month period ended June 30, 2006 and was subsequently paid in September 2006.

For competitive and economic reasons, effective as of January 1, 2005 and February 1, 2005, North American unilaterally reduced cockpit crewmember wages and other benefits in addition to modifying certain work rules. The IBT thereafter filed suit against North American. The United States District Court for the Northern District of California (“NDCA”) ruled in North American’s favor and the IBT appealed. The Ninth Circuit is expected to issue a decision in early 2007. North American will continue to vigorously defend itself. However, the Company cannot give any assurance that this litigation will not have a material adverse effect on its financial condition, results of operations, or liquidity.

North American, along with certain unrelated entities, is a defendant in litigation brought in the Dominican Republic for, among other things, breach of contract. Consequently, approximately $0.9 million of North American’s funds were embargoed and were not controlled by North American until August 2006, when the court in the Dominican Republic lifted the embargo and the funds were returned to North American in October 2006. North American believes that the litigation is without merit, and intends to vigorously contest the claims. Management believes that the ultimate outcome of these proceedings to which the Company is currently a party will not have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

North American was a defendant in a legal action pending in California brought by a former pilot for various causes of action, including wrongful termination. In May 2006, North American and the plaintiff agreed to settle this matter with a full release in exchange for $2.3 million cash consideration. The settlement was accrued at December 31, 2005 and was paid in May 2006.

In the ordinary course of business, the Company is party to various other legal proceedings and claims which we believe are incidental to the operations of our business. Management believes that the ultimate outcome of these proceedings to which the Company is currently a party will not have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

13.	Income Tax Expense (Benefit)

The effective income tax rate for the Company was 28.0% and a benefit of 63.3% for the three and nine months ended September 30, 2006, respectively. Tax expense for the three and nine months ended September 30, 2006 includes a benefit from a decrease in state income taxes based on actual and expected state activity, partially offset by an increase in foreign taxes.

14.	Subsequent Events

On April 5, 2007, the Company announced that it has entered into an agreement to be acquired by Global Aero Logistics, Inc. for $315.0 million in an all-cash transaction. Under the terms of the agreement, World Air Holdings shareholders will receive $12.50 in cash for each share of the Company’s common stock owned.

Delta Air Lines, Inc. (“Delta”) filed for bankruptcy in 2005. World Airways filed a claim against Delta for certain maintenance and lease payments the Company had made to Delta under maintenance service and equipment lease agreements. In May 2007, World Airways reached a settlement agreement with Delta whereby the Company will have an allowed general unsecured claim in Delta’s bankruptcy case in the amount of $5.5 million.

15.	Recently Issued Accounting Standards

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections, (“SFAS 154”). SFAS 154 requires that, when a company changes its accounting policies, it must apply the change retrospectively to all prior periods presented, unless impracticable, instead of a cumulative effect adjustment in the period of the change. SFAS 154 may also apply when the FASB issues new rules requiring changes in accounting. However, if the new rule allows cumulative effect treatment, it would take precedence over SFAS 154.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post-retirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires an entity to recognize in its statement of financial position an asset for a defined benefit pension or post-retirement plan’s overfunded status or a liability for a plan’s underfunded status, and to recognize changes in that funded status through other comprehensive income in the year in which the changes occur. SFAS 158 will not change the amount of net periodic benefit expense recognized in an entity’s results of operations. SFAS 158 is effective for fiscal years ending after December 15, 2006. The Company has determined that the impact of the adoption of SFAS 158 will not have a material impact on the Company’s financial statements.

In September 2006, the Securities and Exchange Commission (the “SEC”) issued SAB 108. Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 will not have a material impact on the Company’s financial statements.

In September 2006, the FASB issued FASB Staff Position AUG AIR-1 (the “FSP”), “Accounting for Planned Major Maintenance Activities” that eliminates the accrue-in-advance method as an acceptable method of accounting for planned major maintenance activities. The FSP is applicable to fiscal years beginning after December 15, 2006 and requires retrospective application to all financial statements presented. The Company has not yet completed its review and assessment of the impact of the adoption of this FSP.

In July 2006, the FASB, issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes” which clarifies the accounting and disclosure requirements for uncertainty in tax positions, as defined. This interpretation is effective for fiscal years beginning after December 15, 2006. FIN 48 requires a two-step approach to evaluate tax positions and determine if they should be recognized in the financial statements. The two-step approach involves recognizing any tax positions that are “more likely that not” to occur and then measuring those positions to determine if they are recognizable in the financial statements. The Company will adopt FIN 48 effective January 1, 2007 and does not believe its adoption will result in a material cumulative-effect adjustment.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

For the third quarter of 2006, the Company’s consolidated operating income was $6.8 million compared to operating income of $10.2 million for the same period in 2005, a decrease of $3.4 million or 33.3%. Net income for the 2006 third quarter was $5.4 million compared to net income of $5.5 million for the third quarter of 2005, a decrease of $0.1 million or 1.8%.

The following table provides statistical data, used by management in evaluating the operating performance of World Airways, for the three month periods ended September 30, 2006 and 2005.

	Three Months Ended September 30,
World Airways	2006	2005
Block hours	14,304	15,578
Operating aircraft at quarter end	16	17
Average available aircraft per day	16.0	17.0
Average daily utilization (block hours flown per day per aircraft)	9.7	10.0

The following table provides statistical data, used by management in evaluating the operating performance of North American, for the three month periods ended September 30, 2006 and 2005.

	Three Months Ended September 30,
North American	2006	2005
Block hours	8,264	7,012
Operating aircraft at quarter end	9	8
Average available aircraft per day	9.0	8.0
Average daily utilization (block hours flown per day per aircraft)	10.0	9.5

Operating Revenues. Total consolidated operating revenues increased $14.2 million, or 6.5%, to $231.4 million in the third quarter of 2006 from $217.2 million in the third quarter of 2005. The increase was due to an $11.6 million increase in passenger charter revenue and a $7.7 million increase in scheduled service revenue, partially offset by a $5.1 million decrease in cargo charter revenues.

Two key variables that impact the amount of revenues are listed below:

	Three Months Ended September 30,		Increase/	%
World Airways	2006	2005	(Decrease)	Change
Total block hours	14,304	15,578	(1,274)	(8.2)%
Total operating revenue per block hour	$10,825	$9,788	$1,037	10.6%

	Three Months Ended September 30,		Increase/	%
North American	2006	2005	(Decrease)	Change
Total block hours	8,264	7,012	1,252	17.9%
Total operating revenue per block hour	$9,303	$9,219	$84	0.9%

Operating Expenses. Total consolidated operating expenses increased $17.7 million, or 8.6%, to $224.6 million for the third quarter of 2006, compared to $206.9 million for the comparable quarter in 2005. Below is information on the Company’s operating expense per block hour:

	Three Months Ended September 30,		Increase/	%
World Airways	2006	2005	(Decrease)	Change
Total operating expense per block hour	$10,484	$8,530	$1,954	22.9%

	Three Months Ended September 30,		Increase/	%
North American	2006	2005	(Decrease)	Change
Total operating expense per block hour	$9,129	$10,647	$(1,518)	(14.3)%

Flight Operations

Consolidated flight operations expenses include all costs related directly to the operation of the aircraft other than maintenance, aircraft rent, insurance and fuel. Also included are expenses related to flight dispatch and flight operations administration. Consolidated flight expenses decreased $3.5 million, or 5.6%, to $59.0 million in the third quarter of 2006 compared to $62.5 million in the same period of 2005. The decrease was primarily due to a reduction in estimated profit sharing expense and lower catering and other passenger related expenses.

Maintenance

Consolidated maintenance expenses increased $17.8 million, or 65.9%, to $44.8 million in the third quarter of 2006 compared to $27.0 million in the same period of 2005. In the third quarter of 2006, the Company incurred higher maintenance expenses due to increased heavy scheduled engine maintenance, normal scheduled airframe structural checks, airworthiness directive compliance costs primarily related to MD-11 engines and significant maintenance required on the airframe of a purchased DC-10 aircraft. The Company anticipates a continued high level of maintenance expense due to scheduled engine and airframe maintenance for the remainder of 2006.

Aircraft Costs

Consolidated aircraft costs, which include aircraft rent and insurance, decreased $2.5 million, or 8.0%, to $28.9 million in the third quarter of 2006 compared to $31.4 million in the third quarter of 2005. This is primarily due to a decrease in a lease restructuring fee which is based on estimated profitability, partially offset by an increase in aircraft rent associated with aircraft lease extensions during 2006.

Fuel

Consolidated fuel expenses were higher by $16.1 million, or 38.3%, to $58.1 million in the third quarter of 2006 from $42.0 million in the third quarter of 2005. This was primarily due to an increase in fuel prices, partially offset by a decrease in fuel gallons consumed. World Airways’ contracts with its customers provide for a pass-through of fuel costs on approximately 96% of fuel purchased, and thereby limit its exposure to increases in fuel prices. North American is exposed to changes in fuel prices for its scheduled service operations, which accounted for 29% of North American’s block hours during the third quarter of 2006.

Flight Operations Subcontracted to Other Carriers

Consolidated flight operations subcontracted to other carriers increased $1.2 million to $1.6 million from $0.4 million in the third quarter of 2005. The Company subcontracted flights to other carriers during the third quarter of 2006 due to unplanned maintenance events that caused disruptions mainly in passenger charter operations.

Commissions

Consolidated commissions increased $1.8 million, or 22.0%, to $10.0 million in the third quarter of 2006, compared to $8.2 million in the third quarter of 2005. The Company pays commissions on scheduled passenger service for North American to credit card companies and travel agencies. Commissions are also paid based on a percentage of USAF Air Mobility Command (“AMC”) revenues and are paid to the appropriate CRAF team member.

Sales, General and Administrative

Consolidated sales, general and administrative expenses decreased $1.1 million, or 5.2%, to $20.0 million in the third quarter of 2006 compared to $21.1 million in the same quarter of 2005. This decrease is primarily due to a $2.7 million reduction in costs associated with estimated profit sharing due to lower overall profitability, partially offset by the $0.6 million related to compensation expense as a result of the stock option review, $0.8 million of higher costs associated with increased headcount and merit salary increases, $1.5 million related to higher professional fees, and an increase of $0.5 million in advertising expense due to new scheduled service routes in West Africa. The third quarter of 2005 also included approximately $1.8 million of one time professional and legal fees associated with the acquisition of North American.

Legal Expense — California Matter

Prior to the acquisition by World Air Holdings, North American was a defendant in a legal action pending in California brought by a former pilot for various causes of action, including wrongful termination for which North American had accrued an estimate of $0.2 million for damages. In the third quarter of 2005, North American recorded $12.5 million of expense, using its best estimates and advice of counsel, for compensatory and punitive damages. However, in May 2006 North American and the plaintiff agreed to settle this matter with a full release, in exchange for $2.3 million cash consideration. During the fourth quarter of 2005, an adjustment of $10.4 million was recorded to reduce the previous estimated settlement. Therefore, the settlement amount of $2.3 million was fully accrued at December 31, 2005 and was paid in May 2006.

Other Income (Expense)

Consolidated other income (expense) net, increased $2.1 million to $0.7 million income in the third quarter of 2006 compared to $1.4 million of expense in the third quarter of 2005. As a result of the prepayment of the ATSB Loan, the Company did not incur interest expense or amortization of debt issuance, warrant costs and guarantee fees associated with this loan during the third quarter of 2006.

Income Tax Expense (Benefit)

Consolidated tax expense for the third quarter of 2006 includes a benefit from a decrease in state income taxes based on actual and expected state activity, partially offset by an increase in foreign taxes. The effective income tax rate for the Company was 28.0% for the third quarter of 2006 compared to 38.1% in the same quarter of 2005.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

The comparative financial information shown below is from World Air Holdings’ consolidated financial statements for the nine months ending September 30, 2006. However, since North American was acquired on April 27, 2005 variances between North American results for the nine months ended September 30, 2006 to the same period in 2005 will not be comparable. The variance explanations will reference World Airways only.

General

For the first nine months of 2006, the Company’s consolidated operating income was $3.3 million compared to operating income of $38.2 million for the same period of 2005, a decrease of $34.9 million or 91.4%. Net income for the first nine months of 2006 was $1.5 million compared to net income of $20.9 million for the same period in 2005, a decrease of $19.4 million or 92.8%.

The following table provides statistical data, used by management, in evaluating the operating performance of World Airways, for the nine months ended September 30, 2006 and 2005.

	Nine Months Ended September 30,
World Airways	2006	2005
Block hours	42,076	42,660
Operating aircraft at end of period	16	17
Average available aircraft per day	16.5	16.4
Average daily utilization (block hours flown per day per aircraft)	9.3	9.5

The following table provides statistical data, used by management in evaluating the operating performance of North American, for the full nine month period ended September 30, 2006 and for the period from April 28, 2005 through September 30, 2005 for the 2005 period.

	Nine Months Ended September 30,
North American	2006	2005*
Block hours	20,044	10,940
Operating aircraft at end of period	9	8
Average available aircraft per day	8.7	8.0
Average daily utilization (block hours flown per day per aircraft)	8.4	8.8
* Statistical data include results of North American from April 28, 2005 to September 30, 2005.

Operating Revenues. Total consolidated revenues increased $75.7 million, or 13.8%, to $624.3 million in 2006 from $548.6 million in 2005. North American’s operating revenues increased $99.9 million in the first nine months of 2006. World Airways’ operating revenues declined by $24.2 million from the same period in 2005. The decrease was due to a $37.4 million decline in military revenue, primarily related to World Airways’ failure to meet certain AMC contractual obligations for on-time performance resulting in AMC’s decision to use other carriers for expansion flights during the specified 90 day time period. This was partially offset by a $13.2 million increase in commercial business lines. In addition, a nine day pilot strike resulted in an estimated impact in reduced revenues related to commercial business of approximately $5.0 million.

Two key variables that impact the amount of revenues are listed below:

	Nine Months Ended September 30,		Increase/	%
World Airways	2006	2005	(Decrease)	Change
Total block hours	42,076	42,660	(584)	(1.4)%
Total operating revenue per block hour	$10,192	$10,602	$(410)	(3.9)%

	Nine Months Ended September 30,		Increase/	%
North American	2006	2005*	(Decrease)	Change
Total block hours	20,044	10,940	—	—
Total operating revenue per block hour	$9,787	$8,800	—	—
* Financial and statistical data include the results of North American from April 28, 2005 to September 30, 2005.

Operating Expenses. Total consolidated operating expenses increased $110.6 million, or 21.7%, to $621.0 million in 2006, compared to $510.4 million for the comparable period in 2005. North American’s operating expenses increased $88.2 million while World Airways, World Air Holdings, and World Risk Solutions operating expenses increased $22.4 million. Below is information on the Company’s operating expense per block hour:

	Nine Months Ended September 30,		Increase/	%
World Airways	2006	2005	(Decrease)	Change
Total operating expense per block hour	$10,106	$9,462	$644	6.8%

	Nine Months Ended September 30,		Increase/	%
North American	2006	2005*	(Decrease)	Change
Total operating expense per block hour	$9,811	$9,889	—	—
* Financial data include the results of North American from April 28, 2005 to September 30, 2005.

Flight Operations

Consolidated flight operations expenses include all costs related directly to the operation of the aircraft other than maintenance, aircraft rent, insurance and fuel. Flight expenses increased $18.0 million, or 11.5%, to $174.3 million in the first nine months of 2006 compared to $156.3 million in the same period of 2005. North American’s flight expense for the first nine months of 2006 increased $23.9 million. World Airways’ flight expenses decreased $5.9 million primarily due to a $3.5 million reduction in estimated profit sharing expense, $6.1 million in lower flight attendant, catering, and ground handling cost due to changes in business mix, partially offset by the $2.6 million one time signing bonus associated with the pilots’ ratification of the new collective bargaining agreement and $1.1 million additional expenses as a result of increased headcount and contractual salary increases.

Maintenance

Consolidated maintenance expenses increased $34.0 million, or 43.8%, to $111.7 million in the first nine months of 2006 compared to $77.7 million in the same period of 2005. North American represents $13.9 million of the increase. The remaining $20.1 million increase is due to increased scheduled heavy engine maintenance, normal scheduled airframe structural checks, airworthiness directive compliance costs primarily related to MD-11 engines and significant maintenance required on the airframe of a purchased DC-10 aircraft. The Company anticipates a continued high level of maintenance expense due to scheduled engine and airframe maintenance for the remainder of 2006.

Aircraft Costs

Consolidated aircraft costs, which include aircraft rent and insurance, increased $9.2 million, or 11.6%, to $88.8 million in the first nine months of 2006 compared to $79.6 million in the same period of 2005. This increase reflects $13.5 million related to North American and a decrease of $4.3 million related to World Airways. This is primarily due to a reduction in a lease restructuring fee which is based on estimated profitability, offset by an increase associated with aircraft lease extensions during 2006.

Fuel

Consolidated fuel expenses were higher by $43.6 million, or 42.0%, to $147.5 million in the first nine months of 2006 compared to $103.9 million in the same period of 2005. The impact of North American in the first nine months of 2006 was an increase of $29.2 million. World Airways’ fuel expense increased $14.4 million compared to the same period in 2005. This increase was primarily due to an increase in fuel prices, partially offset by a decrease in fuel gallons consumed. World Airways’ contracts with its customers provide for a pass-through of fuel costs on approximately 96% of fuel purchased, and thereby limit its exposure to increases in fuel prices. North American is exposed to changes in fuel prices for its scheduled service operations, which accounted for 23% of North American’s block hours during the first nine months of 2006.

Flight Operations Subcontracted to Other Carriers

Consolidated flight operations subcontracted to other carriers increased $1.7 million, or 85.0%, to $3.7 million from $2.0 million in the first nine months of 2005. The Company subcontracted flights to other carriers during the first nine months of 2006 due to a nine day pilot strike and unplanned maintenance events that caused disruptions mainly in passenger charter operations.

Commissions

Consolidated commissions increased $3.7 million, or 15.0%, to $28.4 million in the first nine months of 2006, compared to $24.7 million in the first nine months of 2005. North American’s commissions increased $6.2 million, which was partially offset by a $2.5 million decrease at World Airways. The Company pays commissions on scheduled passenger service for North American to credit card companies and travel agencies, as well as a percentage of North American’s military revenues to its AMC contractor team for distribution to its members. Commissions for World Airways are based on a percentage of AMC revenues and are paid to the appropriate CRAF team members. The decrease in commissions at World Airways is a direct result of the decrease in military revenues.

Sales, General and Administrative

Consolidated sales, general and administrative expenses increased $12.7 million, or 26.2%, to $61.1 million in the first nine months of 2006 compared to $48.4 million in the same period of 2005. The increase reflects a $12.4 million increase in costs related to North American and an increase of $0.3 million of costs related to World Air Holdings, World Airways, and World Risk Solutions. This increase is due primarily to $3.1 million of higher costs associated with increased headcount, merit salary increases and professional fees related to efforts to remediate material weaknesses identified through the Sarbanes-Oxley Act Section 404 compliance review, $0.6 million related to compensation expense as a result of the stock option review, partially offset by $3.4 million of lower estimated profit sharing expense due to lower overall profitability.

Legal Expense — California Matter

Prior to the acquisition by World Air Holdings, North American was a defendant in a legal action pending in California brought by a former pilot for various causes of action, including wrongful termination for which North American had accrued an estimate of $0.2 million for damages. In the third quarter of 2005, North American recorded $12.5 million of expense, using its best estimates and advice of counsel, for compensatory and punitive damages. However, in May 2006 North American and the plaintiff agreed to settle this matter with a full release, in exchange for $2.3 million cash consideration. During the fourth quarter of 2005, an adjustment of $10.4 million was recorded to reduce the previous estimated settlement. Therefore, the settlement amount of $2.3 million was fully accrued at December 31, 2005 and was paid in May 2006.

Other Income (Expense)

Consolidated other income (expense) net, decreased $1.8 million, or 42.9% to $2.4 million of expense in the first nine months of 2006 compared to $4.2 million of expense in the first nine months of 2005. As a result of the prepayment of the ATSB Loan, the Company recorded approximately $2.3 million in additional interest expense, representing the write-off of unamortized debt issuance, warrant costs and guarantee fees associated with this loan during the first quarter of 2006 which was offset by a $1.9 million reduction in interest expense in the second and third quarters of 2006, a $0.4 million increase in interest income and $1.8 million lower miscellaneous other expense.

Income Tax Expense (Benefit)

Consolidated tax expense for the nine months ended September 30, 2006 includes a benefit from a decrease in state income taxes based on actual and expected state activity, partially offset by an increase in foreign taxes. The effective income tax rate for the Company was a benefit of 63.3% for the nine months ended September 30, 2006 compared to 38.5% to the same period in 2005.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2006, the Company had $41.1 million of cash and cash equivalents and short-term investments compared to $47.0 million at December 31, 2005. Restricted cash was $0.8 million at September 30, 2006 representing prepayments from customers for flights that are scheduled to be flown within 30 to 60 days of the balance sheet date (unearned revenue). Restricted cash, current and non-current, was $7.1 million at December 31, 2005, which consisted of $4.2 million for the collateralization of letters of credit, $2.1 million related to unearned revenue and approximately $0.8 million held by the courts in the Dominican Republic which was returned to the Company in October 2006.

Additionally, at September 30, 2006, the Company had $3.4 million of letters of credit issued under the Wachovia Loan. At September 30, 2005, the Company had $4.5 million of letters of credit that were 100% collateralized by cash.

Cash Flows from Operating Activities

Operating activities provided $24.3 million in cash for the nine months ended September 30, 2006. The cash provided in 2006 principally reflects the $1.5 million net income, a $13.1 million decrease in cash due to changes in operating assets and liabilities other than trade accounts receivable, a $9.4 million increase from net non-cash statement of income charges, and a $26.5 million increase due to a reduction in trade accounts receivable. The cash provided in 2005 of $46.6 million principally reflects the $20.9 million net earnings, a $9.3 million decrease in cash due to changes in operating assets and liabilities other than trade accounts receivable, net non-cash statement of income charges of $19.5 million, and a $15.5 million increase due to a reduction in trade accounts receivable.

Cash Flows from Investing Activities

Investing activities used $8.7 million of cash for the nine months ended September 30, 2006. The Company’s capital expenditures for the first nine months of 2006 were approximately $7.5 million, principally for the purchase of a DC-10 aircraft and other aircraft-related assets. The Company financed these capital expenditures through internally generated funds. Cash flow from investing activities also includes the proceeds from disposals of equipment and property of $0.3 million. Additionally the Company purchased $1.5 million in short term investments. For the nine months ended September 30, 2005, net cash of $25.0 million was used by the Company to acquire North American. Short-term investments decreased $3.7 million during the first nine months of 2005. Additionally, in 2005, $5.6 million cash was used for the purchase of rotable spare parts and other fixed assets.

Cash Flows from Financing Activities

Financing activities used $23.0 million in cash for the nine months ended September 30, 2006. This was principally due to the use of $24.0 million of cash to prepay the remaining principal balance of the ATSB Loan and $0.5 million of debt issuance costs associated with the Wachovia Loan. This amount was partially offset by proceeds and related tax benefits from the exercise of stock options of $1.5 million. For the nine months ended September 30, 2005, financing activities provided $2.4 million, which was due to the exercise of warrants and stock options of $2.5 million and $1.6 million, respectively, partially offset by the repayment of aircraft rent obligations of $1.7 million.

At September 30, 2006, the Company’s current assets were $115.3 million and its current liabilities were $108.7 million. The ratio of the Company’s current assets to its current liabilities (“current ratio”) was approximately 1.1:1.

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

Additionally, in March 2006, World Airways and North American entered into a Loan and Security Agreement with Wachovia Bank, National Association (“Wachovia Loan”), for the issuance of loans and letters of credit up to $50.0 million subject to certain terms, conditions, and limitations. The Company has obtained the necessary waivers through July 18, 2007 relating to the covenant violations for the submission of timely monthly consolidated financial statements and excess funds held in domestic and foreign bank accounts. The facility terminates in March 2008.

Under the Wachovia Loan, the Company’s borrowings bear interest at fluctuating rates. The applicable rate will be one of the following three options, as designated by the Company: (1) the bank’s base lending rate, (2) the Federal Funds Rate, or (3) the Eurodollar or London Interbank Offered Rate (“LIBOR”) plus an applicable percentage. The rates applicable to outstanding borrowings fluctuate based on many factors including, but not limited to, general economic conditions, and general interest rates, including the prime rate, and the supply of and demand for credit in the London interbank market. At September 30, 2006, the Company’s borrowing base was approximately $42.2 million, of which $3.4 million was utilized for letters of credit issued under the facility. As a result, the available amount for borrowing was $38.8 million. The borrowing base fluctuates on a daily basis and is subject to a $50.0 million maximum and includes the sum of: (1) 85%—90% of eligible government receivables, (2) 70% of eligible unbilled government receivables, not to exceed $5.0 million, (3) 80% of eligible commercial receivables, (4) 75% of the value of eligible spare parts, not to exceed $15.0 million; less the face amount of issued and outstanding letters of credit and any applicable reserves. The Company had no borrowings outstanding at September 30, 2006.

In October 2006, the Company borrowed $21.0 million under the Wachovia Loan agreement to fund the Tender Offer and related transaction costs to repurchase Company stock. (see Note 8). The amount borrowed bore interest at the monthly LIBOR and was subsequently repaid on November 15, 2006.

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

Aircraft fuel: North American’s results of operations are affected by changes in the price and availability of aircraft fuel. Based on North American’s fuel consumption for scheduled service and maintenance ferries for the first nine months ended September 30, 2006, a 10% increase in the average price per gallon of fuel would have increased fuel expense for the first nine months of 2006 by approximately $5.1 million. The Company does not currently purchase fuel under long-term contracts or enter into futures or swap contracts.

Interest rates: Under the Wachovia Loan agreement, the Company’s borrowings bear interest at fluctuating rates. The rates applicable to outstanding borrowings fluctuate based on many factors including, but not limited to, general economic conditions, general interest rates, including the prime rate, and the supply of and demand for credit in the London interbank market. As of September 30, 2006, the Company had $3.4 million in letters of credit issued and no loan amounts outstanding under this facility. In October 2006, the Company borrowed approximately $21.0 million under the Wachovia Loan agreement to fund the Tender Offer to repurchase Company stock. (See Note 8). This amount borrowed bore interest at the monthly LIBOR and was subsequently repaid on November 15, 2006.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including its CEO and CFO, of the effectiveness of its disclosure controls and procedures as of September 30, 2006. This evaluation included a review of (i) material weaknesses in internal control over financial reporting reported in the Company’s 2005 Form 10-K, and (ii) inquiries of process owners concerning changes in internal control procedures during the three month period ended September 30, 2006. Based on the evaluation as of the end of the period covered by this report, the Company’s CEO and CFO concluded that the disclosure controls and procedures were not effective. In light of the material weaknesses reported in the Company’s 2005 Form 10-K, the Company implemented additional analyses and procedures to ensure that its consolidated financial statements are prepared in accordance with GAAP and are fairly presented in all material respects. The Company has performed the additional analyses and procedures with respect to this Quarterly Report on Form 10-Q. Accordingly, the Company believes that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented.

B. Changes in Internal Control Over Financial Reporting

During the three month period ended September 30, 2006, the Company engaged in efforts to address the material weakness in its internal control over financial reporting and the ineffectiveness of the disclosure controls and procedures. The Company instituted monthly update meetings between the operating and accounting departments to facilitate communication on contract issues, including changes to existing contracts, new contracts in process and newly-executed contracts. Additionally, monthly meetings are held between the accounting department and maintenance personnel to identify and communicate the timing of the completion of maintenance events.

The Company completed the risk assessment and documentation of procedures related to internal control over financial reporting at North American. Additionally the Company improved information technology general controls at North American by documenting processes and implementing standard practices already in effect at World Airways.

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

The information required by this Item is incorporated by reference to Note 12 to the Condensed Consolidated Financial Statements included elsewhere herein.

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

Date: July 3, 2007

WORLD AIR HOLDINGS, INC.

By:	/s/ Michael W. Towe
Michael W. Towe
Chief Financial Officer