Form 10-K
period 2006-12-31
WORLD AIR HOLDINGS, INC.
filed 2007-07-05
CIK 949240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2006

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

Common Stock ($.001 par value)

(Title of Class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Security Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.    Yes  ☐    No  ☒

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

Aggregate market value of common stock held by non-affiliates of the Registrant, based upon the closing stock price of the common stock as of June 30, 2006 as reported on the Pink Sheets, was approximately $204.8 million. As of the close of business on June 1, 2007, 22,570,717 shares of common stock were outstanding.

WORLD AIR HOLDINGS, INC.

2006 ANNUAL REPORT ON FORM 10-K

FORWARD LOOKING STATEMENT AND INFORMATION

Throughout this Annual Report, all references to “the Company,” “World Air Holdings,” “we,” “us” and “our” refer to World Air Holdings, Inc., a Delaware corporation, and its wholly owned subsidiaries including World Airways, Inc. (“World Airways”), North American Airlines, Inc. (“North American”), and World Risk Solutions, Ltd. (“World Risk Solutions”) unless otherwise indicated or the context otherwise requires.

The Company makes its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, available free of charge through the Investor Relations page on its website, www.worldairholdings.com, as soon as reasonably practicable after such reports are electronically filed with the Securities and Exchange Commission (“SEC”). In addition, the Company’s Code of Ethics for the Chief Executive and Senior Financial Officers, which applies to the Company’s principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions, is posted on the Company’s website. The Company will disclose any amendments to, or waivers of, this Code of Ethics on its website.

The Company desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”). This Annual Report contains forward-looking statements that are subject to risks and uncertainties including, but not limited to, those set forth under “Risk Factors” below or detailed from time to time in the Company’s periodic reports filed with the SEC. Such reports are available from the Company upon request. These various risks and uncertainties may cause the Company’s actual results to differ materially from those expressed in any of the forward looking statements made by, or on behalf of, the Company in this Annual Report.

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

World Airways was organized in March 1948 and is a United States (“U.S.”) certificated air carrier. Air transportation operations account for 100% of World Airways’ operating revenues. World Airways provides long-range passenger and cargo charter and wet-lease air transportation serving the U.S. Government, international freight and passenger airlines, tour operators, and customers requiring specialized aircraft services.

North American, previously a privately-held airline based in Jamaica, New York, was acquired by World Air Holdings on April 27, 2005. North American was organized in April 1989 and is also a U.S. certificated air carrier. Air transportation operations account for 100% of North American’s operating revenues. North American provides passenger charter and wet-lease air transportation serving the U.S. Government, tour operators and other airlines. In addition, North American operates international scheduled passenger service in selected markets.

World Risk Solutions, a Bermuda corporation, was formed in November 2004 to improve risk management operations and to reduce the Company’s insurance costs. All significant risks of loss are reinsured by highly rated third party insurance companies.

The Company’s operating philosophy is to build on its existing relationship with the U.S. Military to solidify its strong platform, while at the same time diversifying and expanding its commercial passenger and cargo business.

The Company executes its business model under two operating segments, World Airways and North American, in which air transportation operations account for 100% of World Air Holdings’ operating revenues.

World Airways Segment Performance

Information concerning the product mix of World Airways’ operating revenues is presented in the following table:

	Year Ended December 31,
World Airways	2006	2005	2004
	(in millions)
Passenger Charter Operations	$445.8	$520.8	$432.6
Cargo Charter Operations	112.3	99.9	69.1
Other	1.7	3.0	2.2

The United States Air Force (“USAF”) represented segment revenue of 71.2% in 2006, 76.6% in 2005, and 77.5% in 2004. No other single customer accounted for more than 10% of World Airways’ 2006 operating revenue.

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

The following table shows the original contract awards to World Airways for the contract fiscal year and actual revenues from the USAF for the three calendar years shown:

World Airways	2006	2005	2004
	(in millions)
Year ended September 30, original contract award	$54.0	$94.0	$125.8

Year ended December 31, USAF revenue earned:
Fixed passenger	$37.2	$102.4	$129.3
Expansion passenger	359.3	375.0	255.7
Cargo fixed and expansion	2.2	0.2	5.7

Total USAF revenue earned	$398.7	$477.6	$390.7

World Airways had a total contract backlog of $72.5 million at December 31, 2006. Approximately 36.9% of this backlog relates to contracts with the USAF. World Airways had a backlog of $308.3 million at December 31, 2005. See Note 13 of the Company’s “Notes to Consolidated Financial Statements” in Item 8 for additional information regarding major customers.

The original contract for the fiscal year beginning October 1, 2006 and ending September 30, 2007 is $26.0 million in fixed flying for World Airways. It is expected that World Airways will receive additional expansion business during the fiscal year 2007 contract period for less predictable flying and other short notice requirements.

North American Segment Performance

Information concerning the product mix of North American’s operating revenues is presented in the following table:

North American	2006	Period April 28 to December 31, 2005
	(in millions)
Passenger Charter Operations	$204.8	$131.0
Passenger Scheduled Service	61.0	31.8
Other	1.4	0.5

North American’s principal customers and the percent of revenues from those customers, for the fiscal year 2006 and the period April 28, 2005 through December 31, 2005 were as follows:

North American	2006	Period April 28 to December 31, 2005
USAF	59.6%	63.5%
Scheduled service	22.8%	19.5%

USAF. The following table shows the original contract award to North American for the contract fiscal year and actual revenues from the USAF for the fiscal year 2006 and the period April 28, 2005 through December 31, 2005:

North American	2006	Period April 28 to December 31, 2005
	(in millions)
Year ended September 30, Original contract award	$7.3	$1.6

Period ended December 31, USAF revenue earned:
Fixed passenger	$22.8	$1.6
Expansion passenger	136.6	102.0

Total USAF revenue earned	$159.4	$103.6

North American had a total contract backlog of $43.1 million at December 31, 2006. Approximately 95.6% of this backlog relates to contracts with the USAF. See Note 13 of the Company’s “Notes to Consolidated Financial Statements” in Item 8 for additional information regarding major customers.

The original contract for the fiscal year beginning October 1, 2006 and ending September 30, 2007 is $47.0 million in fixed flying for North American. It is expected that North American will receive additional expansion business during the fiscal year 2007 contract period for less predictable flying and other short notice requirements.

Scheduled Service. North American provides non-stop scheduled service between New York John F. Kennedy International Airport (“JFK”) and Georgetown, Guyana, with four round-trip flights per week. Service schedules are adjusted to accommodate higher demand during the peak summer and Christmas periods. On June 3, 2006, North American initiated new non-stop scheduled service between Baltimore/Washington International Thurgood Marshall Airport (“BWI”) and Banjul, The Gambia with continuing service to Accra, Ghana. Additionally, North American launched scheduled service between JFK and Lagos, Nigeria, with three round-trip flights per week effective July 2006.

Overview & Operating Environment

The Company operates in several different markets with the following type of services:

•

USAF Air Mobility Command (“AMC”) Passenger/Cargo. The USAF awards CRAF participants contracts to provide transportation of personnel and cargo. The revenue rate is fixed annually on a “cost-plus” basis through an annual rate making process. Fuel is reconciled monthly and revenue is adjusted to reflect the actual cost.

•

ACMI-Passenger/Cargo. These contracts require that the company provide the aircraft, crew, maintenance and insurance. The customer is responsible to pay for all other operating expenses, including fuel. These contracts are also referred to as “wet leases”.

•

Full Service-Passenger/Cargo. These contracts require the company provide all components of flight operations, including fuel. The company is limited in its exposure to fuel price fluctuations by utilizing a reconciliation clause to the actual cost of fuel as a “pass through” type of cost on most of its contracts.

•	Scheduled Passenger Service. This service requires the Company to provide all components of flight operations, including fuel. Customers purchase seats on regularly operated flights.

A core concept of the Company’s business model is having a flexible aircraft fleet, which allows the Company to cross utilize the same passenger configured aircraft used in the AMC, charter or scheduled service markets. The Company employs a similar model as it relates to the cockpit workforce, that is, the same crewmembers can be utilized to fly either the passenger or freighter aircraft at World Airways or either passenger aircraft type at North American. This flexibility allows the Company to maximize both aircraft and crew utilization, each of which is a crucial component of sustained profitability. Another key component of the business model is to reduce exposure to fuel costs. The fuel exposure of the Company is limited through its contracts with the AMC, where actual fuel costs are fully reimbursed and through ACMI contracts, where fuel is directly paid for by the customer. The Company’s only exposure to fluctuations in fuel prices is with its North American scheduled service (surcharges are utilized to reduce this exposure), maintenance ferries, where aircraft are positioned for maintenance, and a small number of full-service contracts. Finally, with the exception of scheduled service, the Company has no exposure to unused capacity with any of its other customers. The Company’s customers buy the entire aircraft for their use, and the utilization of the aircraft’s capacity, whether seats or pallet positions, is the responsibility of the customer.

Aircraft Leases

The Company leases all but one of its operational aircraft fleet under operating lease agreements. World Airways’ operating fleet consists of 17 aircraft, of which nine are passenger aircraft and eight are freighter aircraft, with an average remaining base lease term of five years. North American’s operating fleet consists of nine aircraft, all of which are operated in passenger configurations, with an average remaining base lease term of five years.

Maintenance]

Airframe and engine maintenance costs, which account for most of the Company’s maintenance expenses, typically increase as the aircraft fleet ages. The Company outsources major airframe maintenance and engine work to several suppliers.

Aviation Fuel

The Company incurs fuel expenses for full service charter flights provided to customers, scheduled service flights and maintenance ferries. The military contracts and certain full service charter contracts contain terms that limit the Company’s exposure to increases in fuel prices. However, the terms of such contracts are renewed annually and take into consideration estimated market prices for fuel for the period under contract and are reconciled based on actual fuel prices. Both the cost and availability of aviation fuel are influenced by many economic and political factors as well as events occurring throughout the world and remain subject to various unpredictable economic and market factors that affect the supply of all petroleum products. Fluctuations in the price of fuel have historically not had a significant impact on the Company’s operations because, in general, World Airways’ charter contracts with its customers limit the Company’s exposure to increases in fuel prices. For the period ending December 31, 2006, these contracts covered approximately 96% of fuel gallons purchased. North American’s overall fuel price volatility exposure is limited to scheduled service operations, which represented approximately 24% of its block hours for the period ending December 31, 2006. The Company’s primary sources of aviation fuel are major oil companies serving commercial airports and United States military organizations at military bases. The Company’s current fuel purchasing policy provides for the purchase of fuel within seven days in advance of all flights based on current prices set by individual suppliers. The Company annually solicits quotes for prices of aviation fuel from a group of suppliers at commercial airports. Since the Company’s exposure to fuel is limited, the Company has to date chosen not to purchase fuel under long-term contracts or enter into futures or fuel swap contracts.

Regulatory Matters

World Airways and North American are subject to the jurisdiction of the Federal Aviation Administration (“FAA”) with respect to aircraft maintenance, flight operations, equipment, aircraft noise, ground facilities, dispatch, communications, training, weather observation, flight time, crew qualifications, aircraft registration and other matters affecting air safety.

The Company believes World Airways and North American are in compliance in all material respects with all requirements necessary to maintain in good standing their operating authorities granted by the U.S. Department of Transportation (“DOT”) and the air carrier operating certificates issued by the FAA. A modification, suspension, or revocation of any of either airline’s DOT or FAA authorizations or certificates could have a material adverse effect on the Company. The airlines are also subject to state and local laws and regulations at locations where they operate and the regulations of various local authorities that operate the airports each airline serves. Certain airport operations have adopted local regulations that, among other things, impose curfews and noise abatement regulations. While the Company believes both airlines are currently in compliance in all material respects with all appropriate standards and have all required licenses and authorities, any material non-compliance with such standards, or the revocation or suspension of licenses or authorities, could have a material adverse effect on the Company.

Several aspects of airline operations are subject to regulation or oversight by Federal agencies other than the DOT or FAA. In addition, the Company is subject to the jurisdiction of other governmental entities, including, without limitation: (i) the Department of Homeland Security regarding aviation security matters, the Transportation Security Administration, and Customs and Border Protection, (ii) the Federal Communications Commission regarding its use of radio facilities pursuant to the Federal Communications Act of 1934, as amended, (iii) the Commerce Department, and the Animal and Plant Health Inspection Service of the Department of Agriculture regarding the Company’s international operations, (iv) the Environmental Protection Agency regarding compliance with standards for aircraft exhaust emissions and the disposition of hazardous materials, and (v) the Department of Justice regarding certain merger and acquisition transactions. The Company believes it is in substantial compliance with all applicable regulatory requirements.

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

As a matter of regulatory policy, the DOT has stated that it would not permit aggregate equity ownership of a US air carrier by foreign citizens in an amount in excess of 49% (25% where the foreign investors are nationals of a country that does not have an open skies aviation bilateral agreement with the U.S.). The Company believes it fully complies as of the date hereof with U.S citizen ownership requirements.

Due to their participation in the CRAF program of the USAF, World Airways and North American are subject to inspections by the military approximately every two years as a condition of retaining their eligibility to perform military charter flights. The last such inspection at World Airways occurred in 2005, and it met the requirements for continued participation in the CRAF program. The next inspection at World Airways is anticipated to occur in 2007. The last such inspection at North American occurred in 2006, and it also met the requirements for continued participation in the CRAF program. The next inspection at North American is anticipated to occur in 2008.

Employees

As of December 31, 2006, the Company had approximately 2,104 full-time equivalent employees.

The World Airways cockpit crewmembers and flight attendants are represented by the International Brotherhood of Teamsters (“IBT”) and are subject to separate collective bargaining agreements. The World Airways aircraft dispatchers, who are represented by the Transport Workers Union (“TWU”), are also subject to a collective bargaining agreement.

In January 2004, the North American cockpit crewmembers voted to be represented by the IBT. In August 2005, the North American flight attendants also voted to be represented by the IBT. Neither group has finalized the terms of an initial collective bargaining agreement.

Profit Sharing

Employees of the Company participate in an annual profit sharing or incentive compensation program. Individual bonus payments at World Airways and North American are based on the financial results of the specific airline while payments for employees of World Air Holdings are based on the consolidated financial results of the Company.

Item 1A.	Risk Factors

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

If the Company loses the USAF as a customer, its business would be materially adversely affected.

The Company is highly dependent on revenues from the USAF. Revenues from the USAF represented 67.4% and 73.8% of the Company’s total revenues for the years ended December 31, 2006 and 2005 respectively. The Company provides transportation services to the USAF under annual contracts. If the Company loses these contracts with the USAF, or if the USAF reduces substantially the amount of business it awards to the Company in a given year, the Company may not be able to replace the lost business and its financial condition and results of operations could be materially adversely affected. The Company believes that the USAF will continue to contribute a significant portion of the Company’s total revenues in 2007, but the lessening of military activities in connection with the conflicts in Iraq and Afghanistan could reduce the USAF’s demand for transportation services, which could negatively effect the Company’s results of operations in 2007 and beyond.

The Company’s AMC charter business is dependent on its participation in a team accredited to participate in the CRAF program. If one of the team members withdraws from the program, or if one of the Company’s competitors commit additional aircraft to this program, the Company’s share of AMC flying may decline, which could have a material adverse effect on the results of operations and financial condition.

Each year, the Air Mobility Command grants a certain portion of its AMC charter business to different airlines based on a point system that is determined by the amount and type of aircraft pledged to the CRAF program. The Company participates in the CRAF program through a teaming arrangement with other airlines. The formation of competing teaming arrangements, an increase by other air carriers in their commitment of aircraft to the program, the withdrawal of our team’s current partners, or a reduction of the number of aircraft pledged to the CRAF program by our team could adversely affect the volume of our revenues from our AMC Charter business, which could have a material adverse effect on our business, results of operations and financial condition.

The Company’s substantial operating lease obligations limit its ability to fund general corporate requirements, limit its flexibility in responding to competitive developments and increase its vulnerability to adverse economic and industry conditions.

The Company has significant long-term obligations relating to operating leases in connection with its aircraft, spare engines and its leased real property. At December 31, 2006, these obligations totaled $504.0 million through 2011 and $132.8 million thereafter, which includes lease extensions and aircraft commitments signed by the Company.

To provide additional available liquidity, on March 30, 2006, World Airways and North American entered into a Loan and Security Agreement (as amended) with Wachovia Bank, National Association (“Wachovia Loan”), for the issuance of loans and letters of credit up to $50.0 million subject to certain terms, conditions, and limitations. The Company had no borrowing at December 31, 2006.

Due to our limited fleet size, if any of our aircraft becomes unavailable, the Company may suffer greater damage to its service, reputation and profitability than airlines with larger fleets.

As of December 31, 2006, the Company operates a fleet of 26 aircraft. Given the limited number of aircraft the Company operates, if an aircraft becomes unavailable due to unscheduled maintenance, repairs or other reasons, the Company could suffer greater adverse financial and reputational impact than larger airlines if the flights are delayed or canceled due to the absence of replacement aircraft. If the Company is unable to operate those aircraft for a prolonged period of time for reasons outside of its control, for example, due to catastrophic event or a terrorist act, the financial condition and results of operations could be disproportionately adversely affected.

Any inability to secure and maintain additional compatible aircraft, engines or spare parts, on terms favorable to the Company or at all, would increase its operating costs and could adversely affect profitability.

Any increase in demand for the types of aircraft the Company flies (B-757, B-767, MD-11, and DC-10’s), or may fly in the future, could impact its ability to obtain additional aircraft, engines or spare parts. The Company may be unable to obtain additional suitable aircraft, engines or spare parts on satisfactory terms or at the time needed for its operations or for the implementation of its growth plans.

The Company’s business is dependent on the price and availability of aircraft fuel.

The cost of fuel is largely unpredictable and, while most of the Company’s contracts limit the Company’s exposure to changes in the cost of fuel, certain scheduled service business is subject to the impact of fuel price increases. Due to competition, the Company cannot always increase fares on these routes sufficiently to cover fuel price increases. Additionally, significant disruptions in the supply of aircraft fuel could have a material adverse effect on the Company’s operations and operating results.

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

The Company is required by company policy, the DOT, and contractual obligations with lessors to carry liability insurance. The Company currently maintains liability insurance for passengers and third party damages, excluding those caused by war or terrorist attacks, in the amount of $2.0 billion for each occurrence. In addition, the Company currently maintains for World Airways liability insurance provided by the U.S. Government for incidents caused by war or terrorist attacks with per occurrence policy limit for passenger, crew and property liability in the amount of $1.5 billion and third party liability in the amount of $3.0 billion, subject to a $3.0 billion policy aggregate. Also, the Company currently maintains for North American liability insurance provided by the U.S. Government for incidents caused by war or terrorist attacks with per occurrence policy limit for passenger, crew and property liability in the amount of $1.0 billion and third party liability in the amount of $2.0 billion, subject to a $2.0 billion policy aggregate. Additionally, the Company carries aircraft hull, aircraft spare parts and leased engines insurance in amounts required by company policy and contractual obligations.

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

The World Airways cockpit crewmembers are subject to a collective bargaining agreement that will become amendable in March 2009.

The World Airways flight attendants are subject to a collective bargaining agreement that became amendable in August 2006. Negotiations began in mid-August 2006 with the IBT.

The World Airways aircraft dispatchers, who are represented by the TWU, are subject to a collective bargaining agreement that will become amendable December 31, 2008. Fewer than 15 World Airways employees are covered by this collective bargaining agreement.

North American and the IBT are presently in negotiations with the assistance of the National Mediation Board (“NMB”) to conclude an initial cockpit crewmembers collective bargaining agreement. The North American flight attendants, who voted to be represented by the IBT in August 2005, are presently in negotiations with to conclude an initial collective bargaining agreement.

The Company is not aware of any substantive effort to organize any other employee group and is unable to predict whether any of its other employees not currently represented by a labor union will elect to be represented by a labor union or collective bargaining unit. The election of such employees for union representation could result in employee compensation and working condition demands that could have a material adverse effect on the Company’s financial condition, results of operations or liquidity. The Company is unable to predict when an initial agreement will be reached with the North American cockpit crewmembers and flight attendants and whether the World Airways flight attendants will choose to renew their collective bargaining agreement in 2007.

The Company is subject to significant and increasing government regulation and oversight that can materially affect its ability to maintain or increase the level of air operations.

The Company is subject to government regulation and control under the laws of the United States and the various other countries in which it does business. The Company is also governed by bilateral air transport services agreements between the U.S. and the countries to which the Company provides airline services. The Company is subject to Title 49 of the United States Code under which the DOT and the FAA exercise regulatory authority. Additionally, foreign governments assert jurisdiction over air routes and fares to and from the U.S., airport operation rights and access to facilities.

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

World Airways and North American periodically receive correspondence from the FAA and DOT with respect to minor noncompliance matters. While the Company believes that both World Airways and North American are currently in compliance in all material respects with all appropriate FAA standards and have obtained all required licenses and authorities, any material non-compliance with such standards or the revocation or suspension of licenses or authorities could have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

The air transportation industry and the markets the Company serves are highly competitive.

The market for outsourcing air passenger and cargo ACMI services, full service charter business and scheduled passenger services is highly competitive. The Company believes that the most important factors for competition in the ACMI outsourcing business are the passenger, payload and cubic capacities of the aircraft, the price, flexibility, quality and reliability of the air transportation services provided, and the age of the aircraft fleet. The Company’s competitors in the passenger charter market include Omni Air International, Miami Air and ATA Airlines and in the cargo charter market include Atlas Air (including Polar Air Cargo), Gemini Air Cargo, Evergreen International Airlines and Centurion Air Cargo, as well as scheduled and non-scheduled passenger carriers that have substantial belly capacity. The Company’s ability to continue to grow depends upon its success in influencing major international airlines that outsourcing some portion of their passenger and cargo business remains more cost-effective than undertaking passenger or cargo operations with their own incremental capacity and resources.

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

The Company leases office space in Peachtree City, Georgia, for its corporate headquarters and substantially all of the administrative employees of World Air Holdings and World Airways. Additionally, the Company leases office space in Jamaica, New York for the administrative employees of North American. See Note 6 of the “Notes to Consolidated Financial Statements” in Item 8 for additional information.

Item 3.	Legal Proceedings.

For competitive and economic reasons, effective as of January 2005, North American unilaterally reduced cockpit crewmember wages and other benefits in addition to modifying certain work rules. The IBT thereafter filed suit against North American in the United States District Court for the Northern District of California (San Francisco Division) seeking, among other things, a preliminary injunction against North American. Subsequently, the court ruled in North American’s favor and the IBT has appealed to the Ninth Circuit Court of Appeals. North American will continue to vigorously defend itself. However, the Company cannot give any assurance that an adverse result in this litigation will not have a material adverse effect on its financial condition, results of operations, or liquidity.

In the ordinary course of business, the Company is party to various other legal proceedings and claims which it believes are incidental to the operations of our business. Management believes that the ultimate outcome of these proceedings to which the Company is currently a party will not have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Item 4.	Submission of Matters to Vote of Security Holders.

No matters were submitted to a vote of our security holders during 2006.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock traded on the Nasdaq National Market (“Nasdaq”) of The Nasdaq-Amex Market GroupSM under the symbol “WLDA” until the Company was notified by Nasdaq that effective May 22, 2006 the common stock of the Company would be delisted from the Nasdaq National Market. The Company’s common stock began trading on May 22, 2006 on the Pink Sheets under the ticker symbol “OTC:WLDA.PK”.

The high and low bid prices of the Company’s common stock, as reported by Nasdaq through May 22, 2006 and the Pink Sheets thereafter, for each quarter in the last two years are as follows:

	Common Stock
	High	Low
2006
Fourth Quarter	$9.25	$7.00
Third Quarter	9.30	7.05
Second Quarter	10.35	7.79
First Quarter	10.25	8.15
2005
Fourth Quarter	11.92	9.21
Third Quarter	13.89	9.11
Second Quarter	11.90	5.85
First Quarter	8.45	5.63

The number of stockholders of record at December 31, 2006 was 210 and the Company estimates that at such date approximately 4,500 stockholders held its common stock in street name.

Stock Performance

The graph below compares the performance of an investment in the Company’s common stock and the Russell 2000 Index, the Dow Jones Airline Index, and the Dow Jones Delivery Services Index for the period from December 31, 2001 through December 31, 2006. The comparison assumes that the value of the investment and of each index was $100 at December 31, 2001 and that all dividends were reinvested.

	Dec-01	Dec-02	Dec-03	Dec-04	Dec-05	Dec-06
World Air Holdings	$100	$157	$722	$1,380	$2,091	$1,917

Russell 2000	$100	$80	$117	$139	$145	$171

Dow Jones Delivery Services Index	$100	$111	$135	$172	$169	$175

Dow Jones Airline Index	$100	$57	$74	$69	$75	$85

Item 6.	Selected Financial Data

The following selected financial data have been derived from the audited consolidated financial statements of the Company. The data should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and notes thereto.

	Year Ended December 31,
	2006 (1)	2005 (2)	2004	2003 (3)	2002
	(in thousands except per share data)
Results of operations:
Operating revenues	$825,656	$787,138	$503,900	$474,850	$384,489
Operating expenses	826,436	730,522	463,617	446,422	377,367
Operating income (loss)	(780)	56,616	40,283	28,428	7,122
Earnings (loss) before income taxes	(2,647)	51,601	34,032	19,123	2,041
Income tax expense/(benefit)	(355)	19,973	8,445	3,802	—
Net earnings (loss)	(2,292)	$31,628	$25,587	$15,321	$2,041
Basic earnings (loss) per common share:	$(0.10)	$1.40	$1.95	$1.37	$0.18
Basic weighted average common shares outstanding	23,643	22,588	13,095	11,224	11,073
Diluted earnings (loss) per common share	$(0.10)	$1.19	$1.09	$0.95	$0.18
Diluted weighted average common shares outstanding	23,643	26,824	24,591	17,783	11,073
Financial Position:
Total assets	$198,750	$260,646	$179,317	$157,301	$117,262
Notes payable and long-term debt including current maturities	—	24,000	49,879	76,534	57,641
Stockholders’ equity (deficiency)	$67,131	$86,838	$30,398	$(8,030)	$(28,867)

(1)	Financial data include the full year results of North American for 2006.
(2)	On April 27, 2005, the Company completed the acquisition of North American for approximately $34.8 million in cash. The financial data includes the results of North American from April 28, 2005 to December 31, 2005.
(3)	Includes the impact of a $3.0 million loss on debt extinguishment.

Item 7.	Management’s Discussion and Analysis Of Financial Condition and Results Of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations presented below relates to the business, operations, financial results of operations and liquidity of World Air Holdings as reflected in its consolidated financial statements.

Overview and Results of Operations

Overview

The Company’s consolidated net loss was $2.3 million for the year ended December 31, 2006, as compared to net earnings of $31.6 million for the year ended December 31, 2005, and net earnings of $25.6 million for the year ended December 31, 2004.

Results of Operations

The following table sets forth selected information for the years indicated:

	Year Ended December 31
	2006	2005*	2004
	(in thousands)
Operating revenue
World Airways	$559,809	$623,719	$503,900
North American Airlines	267,195	163,333	—
World Air Holdings, World Risk Solutions and Eliminations	(1,348)	86	—

Total operating revenue	825,656	787,138	503,900

Operating expense
World Airways	557,211	570,059	463,617
North American Airlines	271,144	162,201	—
World Air Holdings, World Risk Solutions and Eliminations	(1,919)	(1,738)	—

Total operating expense	826,436	730,522	463,617

Operating income/(loss)	(780)	56,616	40,283

Total other income/(expense)	(1,867)	(5,015)	(6,251)

Earnings/(loss) before income tax expense	(2,647)	51,601	34,032
Income tax expense/(benefit)	(355)	19,973	8,445

Net earnings/(loss)	$(2,292)	$31,628	$25,587

*	Financial data include the results of North American from April 28, 2005 to December 31, 2005.

The following table sets forth selected key metrics related to World Airways and North American Airlines financial and statistical performance:

	Year Ended December 31,
	2006	2005*	2004
Block Hours
World Airways	56,102	58,515	47,759
North American Airlines	27,475	17,175	—

Total	83,577	75,690	47,759

Revenue per Block Hour
World Airways	$9,978	$10,659	$10,551
North American Airlines	$9,725	$9,510	$—
Total	$9,879	$10,400	$10,551

Operating Expense per Block Hour
World Airways	$9,932	$9,742	$9,707
North American Airlines	$9,869	$9,444	$—
Total	$9,888	$9,652	$9,707

Operating aircraft at year end
World Airways	17	17	16
North American Airlines	9	8	—

Average available aircraft per day
World Airways	16.6	16.6	16.0
North American Airlines	8.8	8.0	—

Average daily utilization (block hours flown per day per aircraft)
World Airways	9.3	9.7	8.1
North American Airlines	8.6	8.7	—

*	Financial and statistical data include the results of North American from April 28, 2005 to December 31, 2005.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Operating revenues increased $38.6 million, or 4.9%, to $825.7 million in 2006 from $787.1 million in 2005. The increase was primarily driven by the full year impact of North American offset by a decline in revenues at World Airways. The decline at World Airways was driven by lower flying under the World Airways contract with the USAF of $78.9 million partially offset by an increase of $16.4 million in full service and ACMI cargo and passenger flying. The majority of the decrease in USAF flying at World Airways was due to being placed on penalty status by the AMC during the second quarter. This occurred due to World Airways failing to maintain minimum performance standards in the prior quarter. AMC capacity was further reduced by the conversion of an aircraft from passenger to freighter service and the curtailment of troop movement during the fourth quarter of 2006.

Operating expenses increased $96.0 million or 13.1% to $826.5 million in 2006 from $730.5 million in 2005.

Flight operation expenses include all costs related directly to the operation of the aircraft other than maintenance, aircraft rent, insurance and fuel. Flight operations expense increased $15.5 million, or 7.1%, in 2006 to $234.0 million from $218.5 million in 2005. The full year impact of North American operations was partially offset by a cost decrease at World Airways of $16.5 million primarily due to an overall decrease in total block hours. The decrease in expense at World Airways was partially offset by a $2.6 million signing bonus paid to the cockpit crewmembers under the terms of the amended collective bargaining agreement.

Maintenance expenses increased $33.4 million in 2006, or 29.3% to $147.2 million compared to $113.8 million in 2005. Maintenance cost at World Airways increased $19.9 million mainly driven by incremental vendor-based maintenance events and related parts and material costs which included airworthiness directive compliance costs primarily related to MD-11 engines and significant maintenance required on the airframe of a purchased DC-10 aircraft.

Aircraft costs, which include aircraft rent and insurance, increased $11.5 million, or 10.5%, to $121.1 million in 2006 compared to $109.6 million in 2005. The full year impact of North American operations was partially offset by lower hull liability insurance rates and a decrease in certain lease restructuring fees payable to a lessor.

Fuel expenses increased $26.0 million, or 15.4%, to $194.5 million in 2006 from $168.5 million in 2005. Total gallons consumed decreased 2.3 million and the average price per gallon of fuel increased 18.4% to $2.20. World Airways’ contracts with its customers provided for a pass-through of fuel costs of approximately 96% of fuel gallons purchased. North American’s exposure to fluctuations in fuel prices is limited to scheduled service operations, which accounted for approximately 24% of North American’s block hours.

Commissions increased $1.8 million, or 5.0%, to $38.1 million in 2006 compared to $36.3 million in 2005. The increase in overall block hours primarily drove the increase in commissions as they represent a percentage of revenue.

Sales, general and administrative expenses increased $7.7 million, or 10.6%, to $80.3 million in 2006 from $72.6 million in 2005. The increase was primarily due to the impact of a full year of North American, and additional stock compensation expense. As a percent of total revenue, sales, general and administrative expenses increased from 9.2% to 9.7%.

Operating income/loss decreased $57.4 million to a $0.8 million loss compared to a $56.6 million income in 2005.

Other income (expense), net decreased $3.1 million or 62.0% to a $1.9 million expense in 2006 compared to a $5.0 million expense in 2005. As a result of the prepayment of the Company’s loan (the “ATSB Loan”) from the Air Transportation Stabilization Board (“ATSB”), the Company recorded approximately $2.3 million in additional interest expense, representing the write-off of unamortized debt issuance, warrant costs and guarantee fees associated with this loan during the first quarter of 2006 which was offset by a $3.1 million reduction in interest expense for the remainder of 2006, a $0.5 million increase in interest income and a $1.8 million decrease in miscellaneous other expense due to the lower losses from disposal of assets.

Income tax expense decreased $20.3 million to $0.4 million benefit in 2006 from $19.9 million expense in 2005. Tax expense includes a benefit from a decrease in state income taxes based on actual and expected state activity, partially offset by an increase in foreign taxes. The effective tax rate for the year ended December 31, 2006 was 13.4% compared to an effective tax rate of 38.7% for the year ended December 31, 2005.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

The consolidated financial statements for the Company include North American’s results from April 28 through December 31, 2005. The comparative financial information shown below is derived from World Air Holdings consolidated financial statements for the year ended December 31, 2005.

Total consolidated operating revenues increased $283.2 million, or 56.2%, to $787.1 million in 2005 from $503.9 million in 2004. North American revenues were $163.3 million. The higher operating revenue was primarily attributable to an $86.9 million increase in flying under the World Airways contract with the USAF, as well as an increase of $39.5 million in commercial cargo ACMI flying. These increases were offset by lower commercial full service cargo revenue of $3.1 million and commercial passenger revenue of $5.3 million than in 2004.

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

Maintenance expenses increased $37.8 million in 2005, or 49.7% to $113.8 million compared to $76.0 million in 2004. North American represented $19.7 million of the increase. World Airways incurred higher maintenance expenses principally due to the increase in overall block hours and $8.8 million in incremental engine overhaul expense.

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

Fuel expenses increased $94.0 million, or 126.2%, to $168.5 million in 2005 from $74.5 million in 2004. The inclusion of North American in consolidated results accounted for $40.4 million of the increase. Total gallons consumed increased due to the overall increase in block hours flown. Fuel prices increased 45.2% in 2005 compared to 2004. However, fluctuations in the price of fuel did not have a significant impact on operating income in 2005 because World Airways’ contracts with its customers provided for a pass-through of fuel costs of 97.2% of fuel purchased. North American’s exposure to fuel prices is limited to scheduled service operations, which accounted for 25.6% of North American’s block hours since its acquisition on April 27, 2005.

Commissions increased $12.9 million, or 55.1%, to $36.3 million in 2005 compared to $23.4 million in 2004. The increase in overall block hours primarily drove the increase in commissions as they represent a percentage of revenue.

Sales, general and administrative expenses increased $24.3 million, or 50.3%, to $72.6 million in 2005 from $48.3 million in 2004. The increase reflects $26.6 million of cost related to North American and a decrease of $2.3 million of costs related to World Air Holdings, World Airways, and World Risk Solutions. These decreases were partially offset by professional fees and other costs associated with the acquisition of North American, increased audit fees, and costs associated with Sarbanes-Oxley compliance efforts. Also, included in 2004 were $1.1 million of personnel costs associated primarily with contractual obligations arising from the retirement of the Company’s former Chairman/CEO on May 6, 2004.

The Company recorded legal expense of $2.1 million in 2005 representing the settlement in 2006 of a wrongful termination lawsuit brought by a former pilot at North American.

Income tax expense increased $11.5 million to $19.9 million in 2005 from $8.4 million in 2004. The effective tax rate for the year ended December 31, 2005 was 38.7% compared to an effective tax rate of 24.8% for the year ended December 31, 2004. For further information regarding this matter, see Item 8, Note 12 of the “Notes to Consolidated Financial Statements”. The change in the tax rate for 2005 was a result of a minimal change in the valuation allowance for deferred tax assets as compared to a significant reduction in the valuation allowance for 2004.

Liquidity and Capital Resources

At December 31, 2006, the Company had $31.2 million of cash and cash equivalents and short-term investments compared to $47.0 million at December 31, 2005. Restricted cash was $1.1 million at December 31, 2006, representing prepayments from customers for flights that are scheduled to be flown within 30 to 60 days of the balance sheet date (unearned revenue). Restricted cash, current and non-current, was $7.1 million at December 31, 2005, which consisted of $4.2 million for letters of credit that had to be collateralized, $2.1 million of prepayments from customers for flights that are scheduled to be flown within 30 days of the balance sheet date (unearned revenue) and approximately $0.8 million held by the courts in the Dominican Republic. The acquisition of North American in April 2005 represented a cash cost of $36.2 million to World Air Holdings, less North American’s unrestricted cash of $8.6 million.

Cash Flows from Operating Activities

Operating activities provided $36.1 million in cash for the year ended December 31, 2006 as compared to $33.9 million in 2005. The cash provided in 2006 principally reflects the $2.3 million net loss, a $8.9 million decrease in cash due to changes in operating assets and liabilities other than trade accounts receivable, a $13.0 million increase from net non-cash charges, and a $34.3 million increase due to a reduction in trade accounts receivable. The cash provided in 2005 principally reflects the $31.6 million net earnings, a $5.1 million increase in cash due to changes in operating assets and liabilities other than trade accounts receivable, and net non-cash statement of operations charges of $12.2 million, offset by a $15.0 million decrease due to an increase in trade accounts receivable.

Cash Flows from Investing Activities

Investing activities used $7.5 million in cash for the year ended December 31, 2006, compared to using $1.1 million in 2005. Cash flow from investing activities includes the proceeds from disposals of equipment and property of $0.6 million and the sale and purchase of short-term investments, which increased by a net amount of $0.8 million during 2006 compared to a decrease of $32.8 million in the prior year. In addition, during 2005, $26.9 million in net cash was used by the Company to acquire North American.

World Air Holdings’ capital expenditures for 2006 were approximately $8.9 million, principally for the purchase of aircraft-related assets. The Company financed these capital expenditures through internally generated funds.

In April 2005, World Air Holdings purchased North American for approximately $34.8 million in an all-cash transaction plus direct acquisition costs of $1.4 million. See Item 8, Note 10 of the “Notes to Consolidated Financial Statements” for additional information.

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

Cash Flows from Financing Activities

Financing activities used $43.6 million in cash for the year ended December 31, 2006. This was principally due to the use of $20.8 million of cash for the repurchase of 2.22 million shares of the Company’s common stock and a $24.0 million principal repayment of the ATSB Loan. These amounts were partially offset by proceeds and related tax benefits from the exercise of stock options of $1.7 million and $0.5 million in debt issuance cost associated with the Wachovia Loan. For the year ended December 31, 2005, financing activities used $2.9 million, which was primarily due to the $1.7 million used to repay the contractual aircraft rent obligations to a lessor and a $6.0 million principal repayment of the ATSB Loan. These amounts were partially offset by proceeds from the exercise of warrants and stock options of $2.5 million and $2.3 million, respectively.

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

Description of Certain Indebtedness

On December 30, 2003, the Company secured a $30.0 million ATSB Loan. At December 31, 2005, the Company’s indebtedness of $24.0 million outstanding under its $30.0 million ATSB Loan was secured by substantially all of the Company’s assets. On March 30, 2006 the Company prepaid the remaining principal balance of $24.0 million under the ATSB Loan with working capital. The Company had recorded the $24.0 million outstanding balance as a current liability as of December 31, 2005 in the Consolidated Balance Sheets due to covenant violations. As a result of this prepayment, during the first quarter of 2006, the Company expensed $2.3 million in unamortized debt issuance cost and unamortized warrant costs associated with the ATSB Loan.

Additionally on March 30, 2006, World Airways and North American entered a Loan and Security Agreement with Wachovia (“Wachovia Loan”), for the issuance of loans and letters of credit up to $50.0 million subject to certain terms, conditions, and limitations. The facility matures in March 2008. The Wachovia Loan agreement contains restrictive covenants that impose significant operating and financial restrictions on the Company. Under the Wachovia Loan agreement, the Company’s borrowings bear interest at fluctuating rates. The applicable rate is determined by either the bank’s base lending rate, the Federal Funds Rate, the Eurodollar or London Interbank Offered Rate (“LIBOR”) plus an applicable percentage. There were no amounts outstanding on this loan facility at December 31, 2006. (See Item 8, Note 5 of the “Notes to the Consolidated Financial Statements”).

Contractual Cash Obligations and Other Commitments and Contingencies

The Company has significant long-term obligations relating to operating leases for aircraft and spare engines. In 2002 and 2001, the Company paid amounts less than its original contractual aircraft rent obligations pursuant to agreements with its lessors that amended the terms of the original aircraft lease agreements to provide for the repayment of the unpaid contractual rent obligations. In April 2005, the Company made a final payment of $1.7 million related to these unpaid contractual aircraft rent obligations. In the first quarter of 2004, the Company reached an agreement with one of its MD-11 aircraft lessors to restructure certain leases. In exchange for reduced fixed monthly lease rates and a reduction in the lease term, the Company agreed to an annual restructuring fee based on net income. Payments commenced in 2005 based on 2004 results, and continue through the lease terminations in 2011, which will be paid in 2012. Over the term of the agreement, the total obligation of the Company is limited to $24.2 million on a cumulative basis. In individual years, the cash payment is limited to $1.6 million for 2005, $3.6 million per year for 2006 through and including 2011, and $1.0 million in 2012. Although cash disbursements are limited each year, due to the cumulative nature of the agreement, expense recognized in a given year may differ from the related cash obligation to be disbursed in the following year. During the second quarter of 2005, the Company and the lessor agreed to a definitive methodology used to calculate the restructuring fee. As a result, the Company recognized a credit of $0.7 million related to the expense recorded during 2004. The Company paid $3.6 million and $1.6 million of this liability in the third quarter of 2006 and second quarter of 2005, respectively.

Due to its bankruptcy filing, Delta Air Lines rejected and terminated certain subleases with World Airways, as lessee, for three MD-11 aircraft. In October 2005, World Airways signed a forbearance agreement, to extend the leases, with the Indenture Trustee, who represented the owners of the aircraft, to prevent the repossession of the aircraft until November 30, 2005, and this forbearance agreement was subsequently extended until March 31, 2006. The lease payments prior to the bankruptcy were based on block hours flown, while the maximum monthly lease payment during the interim period was $0.3 million per aircraft. On March 31, 2006, World Airways signed lease agreements with the new owner for two of the three aircraft, which will keep the aircraft in the World Airways fleet through February 2008 and March 2008, respectively. On May 2, 2006, World Airways signed a lease agreement with the new owner for the remaining MD-11 aircraft, with a lease term expiring in December 2007.

The Company’s aircraft leases require the Company to pay certain maintenance reserves for airframes, engines, auxiliary power units and landing gears based on flight hours. Certain return conditions also must be met prior to returning the aircraft to the lessor. The Company also pays maintenance fees to certain maintenance providers for auxiliary power units based on flight hours. The aggregate amount the Company paid and expensed in 2006, 2005, and 2004 for maintenance reserves for airframes, engines, auxiliary power units and landing gears and maintenance fees for auxiliary power units was $50.5 million, $45.3 million, and $29.8 million, respectively.

The following table presents aggregated information about the Company’s contractual obligations, excluding contingent rentals related to maintenance reserve payments, at the date of issuance:

	Payment Due by Period
Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	More than 5 Years
	(in thousands)
Operating leases	$636,738	$124,980	$214,551	$164,441	$132,766
Accrued post-retirement benefits	6,138	353	873	1,112	3,800

Total	$642,876	$125,333	$215,424	$165,553	$136,566

Contractual obligations include lease extensions and aircraft commitments signed by the Company as of December 31, 2006.

Under the Wachovia Loan agreement, certain restrictions and requirements may limit the Company’s financial and operating flexibility. In addition, if the Company fails to comply with these restrictions or to satisfy these requirements, its obligations under the loan agreement and its operating leases may be accelerated. The Company cannot assure its stockholders that it would be able to satisfy all of these obligations upon acceleration. The failure to satisfy these obligations would materially adversely affect the Company’s business, operations, financial results or liquidity as well as the value of the Company’s common stock. There were no amounts outstanding on this loan facility at December 31, 2006.

Although there can be no assurances, the Company believes that the combination of its existing contracts and additional business that it expects to obtain, along with its existing cash and financing arrangements, will be sufficient to allow the Company to meet its cash requirements related to operating and capital requirements through 2007.

Critical Accounting Policies and Estimates

The preparation of the Company’s financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amount reported in the consolidated financial statements and accompanying notes. The Company believes its estimates and assumptions are reasonable; however, actual results and the timing of the recognition of such amounts could differ from those estimates. The Company’s significant accounting policies are described in Item 8, Note 1 of the “Notes to Consolidated Financial Statements”.

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

The Company’s aircraft are maintained by outside maintenance providers. In certain cases, aircraft maintenance costs are covered by maintenance “reserve” payments made to the lessors of the Company’s aircraft. In these cases, the Company is required to set aside funds monthly through nonrefundable payments to lessors to cover future maintenance work. After qualifying maintenance is completed, the Company records a maintenance receivable from the lessors and is reimbursed for amounts paid from the funds held by the lessors. The result of this arrangement is that the Company recognizes maintenance costs each month based on the amount of nonrefundable maintenance reserves required to be paid to its lessors (usually based on a rate per hour flown). In some cases, maintenance work does not qualify for reimbursement from maintenance reserves held by the lessor. This could be due to the type of maintenance performed or whether the aircraft component being maintained is covered by a lease agreement. For maintenance that is not covered by lessor reserves, the Company recognizes the costs when maintenance services are completed. Therefore, maintenance costs will fluctuate from period to period as scheduled maintenance work comes due or in the event unscheduled maintenance work must be performed. It is also important to note that aggregate maintenance reserves paid to each of the Company’s lessors may not be sufficient to cover actual maintenance costs incurred. In these cases, the Company incurs the cost of any shortfall when the maintenance services are completed and the costs are determinable.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. To the extent that appraisals of long-lived assets or the future undiscounted net cash flows expected to be generated from an asset are less than the carrying amount of the asset, an impairment loss will be recognized based on the difference between the asset’s carrying amount and its estimated fair market value. Assets to be disposed of are reclassified as assets held for sale at the lower of their carrying amount or fair value less cost to sell.

Goodwill and Intangible Assets

Under the purchase method of accounting, the total purchase price was allocated to North American’s net tangible and intangible assets based upon their estimated fair value at the date of acquisition with any amount paid in excess of the fair value of net assets recorded as goodwill. Intangible assets from the North American acquisition included the trademark, aircraft leases at market rates in excess of rental rates, Extended Range Two Engine Operations (“ETOPs”) and goodwill (see Item 8, Note 10 of the “Notes to Consolidated Financial Statements”). The Company accounted for the intangible assets of North American in accordance with Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), Goodwill and Other Intangible Assets. Pursuant to SFAS No. 142, goodwill and indefinite-lived intangibles, such as the trademark and ETOPs, are not amortized but are subject to periodic impairment reviews. The Company performed an annual impairment test as of October 1, 2006 for goodwill and indefinite-lived intangibles. This test indicated that goodwill and indefinite-lived intangibles were not impaired as of such date.

The aircraft leases at net market rates in excess of rental rates of $2.8 million are being amortized on a straight-line basis over a weighted average of 31 months, which was the average remaining life of the aircraft leases at the date of the North American acquisition. The Company expensed $0.9 million and $0.7 million in 2006 and 2005, respectively. For the years ending December 31, 2007, 2008, and 2009, the annual amortization expense is estimated to be $0.6 million, $0.5 million, and $0.1 million, respectively.

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

During the year ended December 31, 2006, the Company recorded $0.3 million in bad debt expense related to accounts receivable. During the year ended December 31, 2005, the Company recorded $1.6 million in bad debt expense, including $1.0 million related to accounts receivable from Gemini Air Cargo, Inc. which filed for bankruptcy on March 15, 2006. During the year ended December 31, 2004, the Company recorded $2.5 million in bad debt expense related to accounts receivable from TM Travel Services, Inc. (“TM Travel”), as the Company determined that TM Travel would not be able to meet its financial obligations and its accounts receivable from TM Travel were uncollectible.

Employee Benefit Plans

The Company provides a range of benefits to its employees and certain retired employees, including retirement plans, post-retirement health care and life insurance benefits. The annual amounts recorded within the Consolidated Financial Statements relating to these plans are determined by using various actuarial assumptions, such as discount rates, assumed rates of return on plan assets, compensation increases, turnover rates and health care cost trend rates. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. The Company believes that the assumptions utilized in recording its obligations under its plans, which are presented in Item 8, Note 11 of the “Notes to Consolidated Financial Statements”, are reasonable based on advice from its actuaries.

On December 31, 2006 the Company adopted Statement of Financial Accounting Standards No. 158 (“SFAS 158”), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. SFAS 158 required the Company to recognize the funded status of its pensions and postretirement plans in the Consolidated Balance Sheet as of December 31, 2006 with a cumulative-effect adjustment of $0.2 million to accumulated other comprehensive income (loss).

Aircraft Leases

The majority of the Company’s aircraft are leased from third parties. In order to determine the proper classification of its leased aircraft as either operating leases or capital leases, the Company must make certain estimates at the inception of the lease relating to the economic useful life and the fair value of an asset as well as select an appropriate discount rate to be used in discounting future lease payments. These estimates are utilized by management to determine whether the lease is classified as an operating lease or a capital lease. All of the Company’s aircraft leases have been classified as operating leases, which results in rental payments being charged to expense over the terms of the related leases. The Company recognizes lease expense on a straight-line basis over the expected term of the lease. Additionally, operating leases are not reflected in our Consolidated Balance Sheet and accordingly, neither a lease asset nor an obligation for future lease payments is reflected in our Consolidated Balance Sheet. Deferred gains realized in connection with the sale-leaseback of aircraft and equipment are amortized over the periods of the respective leases.

Income Taxes

The Company’s effective tax rate is based on historical and anticipated future taxable income, statutory tax rates and tax planning opportunities available to the Company. Tax regulations require items to be included in the tax returns at different times than the items are reflected in the financial statements. As a result, the Company’s effective tax rate reflected in the Consolidated Financial Statements is different than that reported in its income tax returns. Deferred tax assets generally represent items that can be used as a tax deduction or credit in the Company’s tax returns in future years for which it has already recorded the tax benefit in the Consolidated Financial Statements. The Company provides a valuation allowance for deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion, or all of the deferred tax assets, will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income (including reversals of deferred tax liabilities) during the periods in which those temporary difference will become deductible. Deferred tax liabilities generally represent tax expense recognized in the Consolidated Financial Statements for which payment has been deferred, or expense for which a deduction has already been taken on the Company’s income tax returns but has not yet been recognized as an expense in the Consolidated Financial Statements.

In June 2003, the Georgia Department of Revenue approved the Company’s application for the Georgia Headquarters Job Tax Credit (the “HQC”). The HQC is available for corporate taxpayers (a) establishing or relocating their headquarters to Georgia, (b) investing a minimum of $1 million in certain property, and (c) employing a minimum number of new full-time employees in the State of Georgia that pay at or above a required wage level. This credit may be used for either corporate state income tax or payroll withholding tax. The Company utilized $765,000, $655,000 and $590,000 of tax credits in 2006, 2005 and 2004, respectively, which reduced the Company’s payroll tax expense. If the Company continues to meet the statutory requirements for each year that it is eligible, its total potential future net estimated benefit could be in excess of $1.4 million on a pre-tax basis.

Recently Issued Accounting Standards

In September 2006, the FASB issued FASB Staff Position AUG AIR-1 (the “FSP”), “Accounting for Planned Major Maintenance Activities” that eliminates the accrue-in-advance method as an acceptable method of accounting for planned major maintenance activities. The FSP is applicable to fiscal years beginning after December 15, 2006 and requires retrospective application to all financial statements presented. The Company does not believe the impact of the adoption of this FSP will have a material impact on its financial statements.

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

Aircraft fuel: North American’s results of operations are affected by changes in the price and availability of aircraft fuel. Based on the Company’s 2007 projected fuel consumption for scheduled service and maintenance ferries, a 10% increase in the average price per gallon of fuel would increase fuel expense for 2007 by approximately $7.0 million annually. The Company does not currently purchase fuel under long-term contracts or enter into futures or swap contracts.

World Airways is not exposed to commodity price risks except with respect to the purchase of aircraft fuel. Fluctuations in the price of fuel have not had a significant impact on World Airways’ operations in recent years because, in general, World Airways’ charter contracts with its customers limit the Company’s exposure to increases in fuel prices.

Interest rates: Under the Wachovia Loan agreement, the Company’s borrowings bear interest at fluctuating rates. The applicable rate is determined by either the bank’s base lending rate, the Federal Funds Rate, the Eurodollar or London Interbank Offered Rate (“LIBOR”) plus an applicable percentage. The rates applicable to outstanding borrowings fluctuate based on many factors including, but not limited to, general economic conditions and interest rates, including the prime rate, and the supply of and demand for credit in the London interbank market. There were no amounts outstanding on this loan facility at December 31, 2006.

Foreign currency exchange rate risks: Although some of the Company’s revenues are derived from foreign customers, all revenues and substantially all expenses are denominated in U.S. dollars. The Company maintains minimal balances in foreign bank accounts to facilitate the payment of expenses.

Item 8.	Financial Statements and Supplementary Data

WORLD AIR HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$31,198	$46,202
Restricted cash	1,087	6,262
Short-term investments	—	827
Trade accounts receivable, less allowance for doubtful accounts of $1,623 at December 31, 2006 and $1,643 at December 31, 2005	27,944	57,235
Other receivables	16,112	21,564
Prepaid expenses and other current assets	19,697	20,246
Deferred tax assets	1,261	3,846

Total current assets	97,299	156,182
Equipment and property
Flight and other equipment	84,048	81,206
Less: accumulated depreciation and amortization	48,613	47,480

Net equipment and property	35,435	33,726
Goodwill and other intangible assets
Goodwill	25,370	25,370
Other intangible assets, net of accumulated amortization of $1,614 at December 31, 2006 and $740 at December 31, 2005	6,481	7,355

Net goodwill and other intangible assets	31,851	32,725
Long-term deposits	28,481	28,298
Other assets and deferred charges, net of accumulated amortization of $185 at December 31, 2006 and $3,558 at December 31, 2005	5,684	9,715

Total assets	$198,750	$260,646

WORLD AIR HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(in thousands except share amounts)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$—	$24,000
Accounts payable and other accrued expenses	52,372	59,484
Current portion of accrued rent	3,945	4,700
Current portion of deferred rent	2,007	2,455
Unearned revenue	18,163	16,512
Accrued maintenance	14,504	9,739
Accrued salaries, wages and profit sharing	15,814	25,576
Accrued taxes	6,413	5,534

Total current liabilities	113,218	148,000

Long-term debt, net of current maturities	—	—
Deferred gain from sale-leaseback transactions, net of accumulated amortization of $5,263 at December 31, 2006 and $4,857 at December 31, 2005	244	650
Accrued post-retirement benefits	7,804	6,995
Accrued and deferred rent, net of current portion	9,128	14,551
Deferred income taxes	1,225	3,612

Total liabilities	131,619	173,808

Stockholders’ equity
Preferred stock, $.001 par value (5,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock, $.001 par value (100,000,000 shares authorized; 22,367,317 shares issued and outstanding at December 31, 2006; 25,002,645 shares issued and 23,921,402 shares outstanding at December 31, 2005)	22	25
Additional paid-in capital	37,021	67,770
Retained earnings	29,861	32,153
Deferred stock-based compensation	—	(253)
Treasury stock, at cost (1,081,243 shares at December 31, 2005)	—	(12,857)
Other comprehensive income	227	—

Total stockholders’ equity	67,131	86,838

Commitments and contingencies (Note 14)	—	—

Total liabilities and stockholders’ equity	$198,750	$260,646

See accompanying Notes to Consolidated Financial Statements

WORLD AIR HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2006	2005	2004
	(in thousands except per share amounts)
Operating revenues
Flight operations	$824,098	$783,939	$501,698
Other	1,558	3,199	2,202

Total operating revenues	825,656	787,138	503,900

Operating expenses
Flight	233,951	218,498	157,147
Maintenance	147,241	113,769	76,004
Aircraft costs	121,114	109,562	77,243
Fuel	194,515	168,526	74,474
Flight operations subcontracted to other carriers	3,759	2,928	1,812
Commissions	38,050	36,265	23,352
Depreciation and amortization	7,514	6,286	5,283
Sales, general and administrative	80,292	72,588	48,302
Legal expense — California matter	—	2,100	—

Total operating expenses	826,436	730,522	463,617

Operating income/(loss)	(780)	56,616	40,283
Other income (expense)
Interest expense	(3,657)	(4,467)	(5,139)
Interest income	1,655	1,173	584
Other, net	135	(1,721)	(1,696)

Total other income (expense)	(1,867)	(5,015)	(6,251)

Earnings/(loss) before income tax expense	(2,647)	51,601	34,032
Income tax expense/(benefit)	(355)	19,973	8,445

Net earnings/(loss)	$(2,292)	$31,628	$25,587

Basic earnings/(loss) per share
Net earnings/(loss)	$(0.10)	$1.40	$1.95

Weighted average shares outstanding	23,643	22,588	13,095
Diluted earnings/(loss) per share
Net earnings/(loss)	$(0.10)	$1.19	$1.09

Weighted average shares outstanding	23,643	26,824	24,591

See accompanying Notes to Consolidated Financial Statements

WORLD AIR HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES

IN STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings/ (Deficit)	Deferred Stock-Based Compensation	Treasury Stock, at Cost	Accumulated Other Comprehensive Income	Total Stockholders’ Equity / (Deficit)
Balance at December 31, 2003	$13	$29,876	$(25,062)	$—	$(12,857)	$—	$(8,030)
Net earnings	—	—	25,587	—	—	—	25,587
Exercise of 1,583,088 stock options	2	1,505	—	—	—	—	1,507
Exercise of warrants for 1,021,994 shares	1	2,499	—	—	—	—	2,500
Tax benefit of stock option exercises	—	1,221	—	—	—	—	1,221
Amortization of warrants	—	185	—	—	—	—	185
Issuance of 2,322,500 shares upon debt conversion	2	7,426	—	—	—	—	7,428

Balance at December 31, 2004	18	42,712	525	—	(12,857)	—	30,398
Net earnings	—	—	31,628	—	—	—	31,628
Exercise of 835,975 stock options	—	2,353	—	—	—	—	2,353
Exercise of warrants for 1,076,345 shares	1	2,499	—	—	—	—	2,500
Tax benefit of stock option exercises	—	1,465	—	—	—	—	1,465
Amortization of warrants	—	143	—	—	—	—	143
Issuance of 5,660,302 shares upon conversion of debt	6	18,119	—	—	—	—	18,125
Stock-based compensation-accelerated vesting	—	176	—	—	—	—	176
Award of deferred stock-based compensation	—	303	—	(303)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	50	—	—	50

Balance at December 31, 2005	25	67,770	32,153	(253)	(12,857)	—	86,838
Net loss	—	—	(2,292)	—	—	—	(2,292)
Cumulative effect adjustment resulting from the adoption of SFAS 158, net of tax of $125	—	—	—	—	—	227	227

Comprehensive loss							(2,065)
Exercise of 405,475 stock options	1	527	—	—	—	—	528
Tax benefit of stock option exercises	—	1,377	—	—	—	—	1,377
Amortization of warrants	—	135	—	—	—	—	135
Stock-based compensation	—	1,195	—	—	—	—	1,195
Reversal of award of deferred stock-based compensation	—	(303)	—	303	—	—	—
Reversal of amortization of deferred stock-based compensation	—	—	—	(50)	—	—	(50)
Repurchase of 2,222,222 shares of common stock	(2)	(20,825)	—	—	—	—	(20,827)
Retirement of 1,039,694 shares of treasury stock	(2)	(12,855)	—	—	12,857	—	—

Balance at December 31, 2006	$22	$37,021	$29,861	$—	$—	$227	$67,131

See accompanying Notes to Consolidated Financial Statements

WORLD AIR HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
	(in thousands)
Cash and cash equivalents at beginning of year	$46,202	$16,306	$16,535
Cash flows from operating activities
Net earnings/(loss)	(2,292)	31,628	25,587
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	7,514	6,286	5,283
Amortization of deferred gain	(406)	(588)	(1,132)
Charges related to impairment of property and equipment	—	—	1,500
Loss on disposals of equipment and property	1,055	1,331	987
Tax benefit of stock option exercises	—	1,465	1,221
Amortization of warrants and debt issuance costs	2,987	2,024	2,019
Deferred income taxes	53	(463)	(4,750)
Provision for doubtful accounts	335	1,622	13
Stock-based compensation	1,195	—	—
Loss on debt extinguishment	—	(88)	—
Other	282	676	(169)
Changes in operating assets and liabilities, exclusive of acquisitions:
Accounts receivable	34,358	(15,187)	(20,949)
Restricted cash	5,175	1,464	364
Deposits, prepaid expenses and other assets	1,724	(18,825)	(1,187)
Accounts payable, accrued expenses and other liabilities	(17,533)	21,742	13,616
Unearned revenue	1,651	768	2,747

Net cash provided by operating activities	36,098	33,855	25,150

Cash flows from investing activities
Purchases of equipment and property	(8,924)	(7,161)	(2,034)
Net (purchases) and sales of short term investments	827	32,823	(19,650)
Proceeds from disposals of equipment and property	559	192	35
Acquisition of North American, less cash acquired	—	(26,953)	—

Net cash used in investing activities	(7,538)	(1,099)	(21,649)

Cash flows from financing activities
Decrease in restricted cash due to repayment of debt	—	—	18,000
Repurchase of common stock	(20,827)	—	—
Repayment of debt	(24,000)	(6,000)	(18,000)
Proceeds from exercise of stock options	528	2,353	1,507
Proceeds from exercise of warrants	—	2,500	2,500
Excess tax benefit from employee stock-based compensation plan	1,227	—	—
Payment of debt issuance costs	(492)	—	(541)
Repayment of aircraft rent obligations	—	(1,713)	(7,196)

Net cash used in financing activities	(43,564)	(2,860)	(3,730)

Net increase (decrease) in cash and cash equivalents	(15,004)	29,896	(229)

Cash and cash equivalents at end of year	$31,198	$46,202	$16,306

Supplemental information:
Interest paid	$447	$2,820	$3,121
Income taxes paid	$129	$15,121	$6,981
Conversion of the Company’s convertible senior subordinated debentures to common stock	$—	$18,125	$7,428

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

Effective January 10, 2005, World Airways was reorganized into a holding company structure, which was effected through a merger conducted pursuant to Section 251(g) of the General Corporation Law of the State of Delaware, which does not require stockholder approval. All of the outstanding shares of common stock of World Airways, par value $.001 per share, were converted on a share-for-share basis into shares of common stock of World Air Holdings, par value $.001 per share (the “common stock”), and all stockholders of World Airways became stockholders of World Air Holdings through a non-taxable transaction. Stock certificates representing shares of common stock of World Airways are deemed to represent shares of common stock of World Air Holdings until exchanged in the ordinary course as a result of transfers for stock certificates bearing the name of World Air Holdings. Airline operations account for 100% of World Air Holdings’ operating revenues.

World Airways was organized in March 1948 and is a U.S. certificated air carrier. Air transportation operations account for 100% of World Airways’ operating revenue. World Airways provides long-range passenger and cargo charter and wet-lease air transportation, serving the U.S. Government, international freight and passenger airlines, tour operators, and customers requiring specialized aircraft services. (see Note 13).

North American was organized in April 1989 and is a U.S. certificated air carrier. Air transportation accounts for 100% of North American’s operating revenues. North American provides passenger charter and wet-lease air transportation serving the U.S. Government, tour operators, and other airlines. In addition, North American operates scheduled passenger service in select markets (see Note 13).

World Risk Solutions, a Bermuda corporation, was formed in November 2004, with the objective of providing certain insurance cost savings, enhanced risk management programs, and better loss control practices to the Company.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include fixed asset useful lives, valuation allowances, (including but not limited to, those related to receivables, inventory, intangibles, and deferred taxes), income tax accounting, self-insured employee benefits, and legal liabilities.

Cash, Cash Equivalents and Restricted Cash

The Company considers all liquid investments purchased with an original or remaining maturity of 90 days or less to be cash equivalents. At December 31, 2006, current restricted cash of $1.1 million represented prepayments from customers for flights that are scheduled to be flown within 30 to 60 days of the balance sheet date (unearned revenue). At December 31, 2005, current restricted cash of $6.3 million consisted of amounts required for letters of credit that had to be secured by cash collateral, and prepayments from charter customers for flights to be flown. Long-term restricted cash at December 31, 2005, included approximately $0.8 million of funds held in escrow in the Dominican Republic for North American, which is reported on the Consolidated Balance Sheets in other assets and deferred charges, net.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalents. The Company places cash and cash equivalents with high-quality institutions. At times, such amounts are in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. As of December 31, 2006 and 2005, such excess over FDIC insurance limits amounted to approximately $35.1 million and $58.7 million, respectively.

Concentration of credit risk with respect to accounts receivable is limited due to the U.S. military business and the relatively small number of full service and ACMI customers the Company serves, which accounts for 78.7% of revenues.

Short-Term Investments

Short-term investments consist of auction rate securities with auction reset periods of less than 12 months, classified as available-for-sale securities and stated at fair value.

Trade Accounts Receivable and Other Receivables

Accounts receivable are due primarily from the U.S. Government, tour operators, major credit card processors, international passenger and cargo air carriers, and international freight forwarders. Other receivables include insurance claims, maintenance reserve receivables and other miscellaneous receivables. In the normal course of business, the Company reviews its accounts receivable and uses judgment to assess its ability to collect these receivables. Based on this assessment, an allowance for doubtful accounts is maintained for specifically identified accounts receivable deemed to be uncollectible.

Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments at December 31, 2006 and 2005.

•	Cash and cash equivalents; short-term investments; restricted cash; accounts receivable; accounts payable; and accrued expenses

The Company maintains cash and cash equivalents and short-term investments with various high credit-quality financial institutions or in short-duration, high quality debt securities. The estimated fair value of cash and cash equivalents, short-term investments, restricted cash, accounts receivable, accounts payable, and accrued expenses approximate their carrying values.

Long-Term Deposits

At December 31, 2006, long-term deposits of $28.5 million consisted of aircraft and engine deposits of $27.6 million and building and miscellaneous deposits of $0.9 million. Long-term deposits of $28.3 million at December 31, 2005 consisted of aircraft and engine deposits of $27.2 million and building and miscellaneous deposits of $1.1 million.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets include insurance premiums, rent and fuel that are paid in advance as well as short-term deposits.

Additionally, prepaid expenses and other current assets include inventories consisting of expendable and recoverable aircraft spare parts. These items are stated at the lower of cost or market using the average cost method. Allowances for obsolescence are provided over the estimated useful life of the related aircraft and engines or the term of the related aircraft leases, whichever is shorter.

Equipment and Property

Equipment and property are stated at cost. Provisions for depreciation and amortization of equipment and property are computed over estimated useful lives or the expected term of the lease, if shorter, by the straight-line method, with estimated salvage values of 0-10%. Estimated useful life of equipment and property are as follows:

Flight equipment, including aircraft	1-9 years
Other equipment and property	3-7 years

Improvements to capital equipment, including those performed in response to Airworthiness Directives (“ADs”) issued by the Federal Aviation Administration (“FAA”), are capitalized at cost. Modifications, including those in response to ADs, and routine maintenance and repairs are expensed as incurred.

Leasehold improvements are stated at cost and amortized over the shorter of their estimated useful lives or the term of the lease.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets used in operations for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. To the extent that the future undiscounted net cash flows expected to be generated from an asset are less than the carrying amount of the asset, an impairment loss will be recognized based on the difference between the asset’s carrying amount and its estimated fair market value. No impairment charges were recognized in 2006 or 2005. A $1.5 million asset impairment of DC-10 parts was recorded during 2004.

Goodwill and Intangible Assets

The trademark, aircraft leases at market rates in excess of rental rates, Extended Range Two Engine Operations (“ETOPs”) and goodwill (cost in excess of net assets acquired) relate to the acquisition of North American during 2005 (see Note 10). The Company accounted for the intangible assets of North American in accordance with Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), Goodwill and Other Intangible Assets. Pursuant to SFAS No. 142, goodwill and indefinite-lived intangibles, such as the trademark and ETOPs, are not amortized but are subject to annual impairment reviews. The Company performed an annual impairment test as of October 1, 2006 for goodwill and indefinite-lived intangibles. This test indicated that goodwill and indefinite-lived intangibles were not impaired. The trademark, valued at approximately $0.6 million, and ETOPs, valued at approximately $4.7 million, were acquired during 2005.

The aircraft leases at net market rates in excess of rental rates of $2.8 million are being amortized on a straight-line basis over a weighted average of 31 months, which was the average remaining life of the aircraft leases at the date of the North American acquisition. The Company expensed $0.9 million and $0.7 million in 2006 and 2005, respectively. For the years ending December 31, 2007, 2008, and 2009, the annual amortization expense is estimated to be $0.6 million, $0.5 million, and $0.1 million, respectively.

Other Assets and Deferred Charges

Debt issuance costs are amortized on a straight-line basis, which is not materially different from the results obtained using the effective interest method, over the period the related debt is expected to be outstanding.

The fair market value of the warrants issued to the Air Transportation Stabilization Board (“ATSB”) in connection with its loan guarantee was recorded as a long-term other asset and was amortized using the interest method (see Note 5). On March 30, 2006, the Company prepaid the remaining principal balance of $24.0 million under the ATSB Loan using cash reserves from operations. The Company had recorded the $24.0 million outstanding balance as a current liability as of December 31, 2005 in the accompanying Consolidated Balance Sheets due to covenant violations. As a result of this prepayment, during the first quarter of 2006, the Company expensed $2.3 million in unamortized debt issuance and warrant costs associated with the ATSB Loan.

Additionally, in March 2006, World Airways and North American entered into a Loan and Security Agreement with Wachovia Bank, National Association (“Wachovia Loan”), for the issuance of loans and letters of credit up to $50.0 million subject to certain terms, conditions, and limitations. At December 31, 2006, the unamortized debt issuance cost associated with the Wachovia Loan is $0.3 million, which is being amortized over 1.3 years.

Revenue Recognition

Military revenues are recognized as air transportation services are provided on a per leg basis. Charter revenues are initially recorded as unearned revenue at the time of sale and recognized as revenue when air transportation services are provided on a per leg basis. Passenger ticket sales for scheduled service are initially recorded as unearned revenue, and revenue derived from ticket sales is recognized in revenue on a per leg basis at the time the service is provided. Non-refundable tickets expire one year from the date the ticket is purchased. Tickets which expire unused are recognized as revenue upon expiration.

Aircraft Leases

The majority of the Company’s aircraft are leased from third parties. In order to determine the proper classification of its leased aircraft as either operating leases or capital leases, the Company must make certain estimates at the inception of the lease relating to the economic useful life the expected lease term, and the fair value of an asset, as well as select an appropriate discount rate to be used in discounting future lease payments. These estimates are utilized by management to determine whether the lease is classified as an operating lease or a capital lease. All of the Company’s aircraft leases have been classified as operating leases, which results in rental payments being charged to expense over the terms of the related leases. The Company recognizes lease expense on a straight-line basis over the term of the lease. Additionally, operating leases are not reflected in our Consolidated Balance Sheet and accordingly, neither a lease asset nor an obligation for future lease payments is reflected in our Consolidated Balance Sheet. Deferred gains realized in connection with the sale-leaseback of aircraft and equipment are amortized over the periods of the respective leases.

Fuel Reconciliation Adjustments

Military and charter contracts generally include a fixed rate per gallon for fuel usage with a provision to partially or fully adjust to the actual price per gallon paid. The contracted rate (per mile) and fuel prices (per gallon) are established by the military for a 12-month period running from October to September of the next year. The Company receives reimbursement from the military each month if the price of fuel paid by the Company to fuel vendors for military missions exceeds the fixed price; if the price of fuel paid by the Company to fuel vendors is less than the fixed price, the Company pays the difference to the military. A similar reconciliation is performed for certain charter contracts. The fuel reconciliation is recorded as an adjustment to revenues in the period when air transportation is provided.

Commission Expense

The Company pays commissions for World Airways and North American based on percentages of military revenues and on scheduled passenger service for North American travel agencies.

Passenger Taxes and Charges

Certain taxes and charges collected from passengers or customers, including but not limited to, excise taxes and passenger facility charges, remitted to taxing jurisdictions or agencies, are recorded on a net basis in the income statement.

Income Taxes

The Company’s effective tax rate is based on enacted statutory tax rates. Tax regulations require items to be included in the tax returns at different times than the items are reflected in the financial statements. As a result, the Company’s effective tax rate reflected in the Consolidated Financial Statements is different than that reported in its income tax returns. Deferred tax assets generally represent items that can be used as a tax deduction or credit in the Company’s tax returns in future years for which it has already recorded the tax benefit in the Consolidated Financial Statements. The Company provides a valuation allowance for deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion, or all of the deferred tax assets, will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income (including reversals of deferred tax liabilities) during the periods in which those temporary difference will become deductible. Deferred tax liabilities generally represent tax expense recognized in the Consolidated Financial Statements for which payment has been deferred, or expense for which a deduction has already been taken on the Company’s income tax returns but has not yet been recognized as an expense in the Consolidated Financial Statements.

Earnings Per Share

Basic earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding during the period. Diluted earnings per share includes the effects on net earnings and shares of common equivalent shares outstanding during the period.

	2006
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Basic and Diluted EPS
Loss available to common stockholders	$(2,292)	23,643	$(0.10)

	2005
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Earnings available to common stockholders	$31,628	$22,588	$1.40

Effect of dilutive securities
Warrants	—	1,772
Options	—	1,454
Restricted shares	—	11
8% convertible debentures	162	999
Amortization of debt issuance cost	35	—
Aircraft lease restructuring fees	(13)	—

Diluted EPS
Earnings available to common stockholders plus assumed conversion	$31,812	$26,824	$1.19

	2004
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Earnings available to common stockholders	$25,587	$13,095	$1.95

Effect of dilutive securities
Warrants	—	1,992
Options	—	1,842
8% convertible debentures	1,290	7,662
Profit sharing	(90)	—
Amortization of debt issuance cost	183	—
Aircraft lease restructuring fees	(273)	—

Diluted EPS
Earnings available to common stockholders plus assumed conversion	$26,697	$24,591	$1.09

Excluded from the diluted earnings per share calculation for the year ended December 31, 2006 are 1.7 million shares related to warrants and 0.8 million shares related to options. These shares are excluded because the effect of including the shares would have been anti-dilutive.

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

Post-retirement Benefits Other Than Pensions

World Airways’ retired cockpit crewmembers and eligible dependents are covered under post-retirement health care and life insurance benefits to age 65. A small group of administrative retirees are also covered under a post-retirement health care and life insurance benefits plan for life. The Company accounts for the benefit costs in accordance with Statement of Financial Accounting Standards No. 106, Employers’ Accounting for Post-retirement Benefits Other Than Pensions (“SFAS No. 106”) and Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post-retirement Plans (“SFAS 158”). The Company funds the benefit costs on a pay-as-you-go (cash) basis. During 2005, World Airways recorded an adjustment of $1.6 million for post-retirement health care and life insurance benefits (see Note 11). The Company evaluated the impact of this adjustment to prior periods and determined that it was not material to any prior periods.

Accounting for Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payments (“SFAS 123R”) which supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and revises guidance in SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). This pronouncement requires companies to measure the cost of employee services received in exchange for an award of equity instruments (typically stock options) based on the grant-date fair value of the award. The fair value is estimated using option-pricing models. The resulting cost is recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. Additionally, SFAS 123R requires the cash flows resulting from the tax benefits in excess of the compensation expense recognized for those options (excess tax benefits) to be classified as financing cash flows. SFAS No. 123R applies to new share-based awards and to unvested stock options outstanding on the effective date and issuances under the Company’s stock incentive plan. The Company utilizes the Black-Scholes option pricing model to estimate the fair value of its stock based awards and expects to continue using the same methodology in the future (See Note 8). The Company used the modified prospective method to adopt SFAS 123R and therefore did not restate its prior period results.

Prior to the adoption of SFAS 123R, the Company accounted for stock-based compensation plans under the recognition and measurement principles of APB 25, and related interpretations.

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, to stock-based compensation (in thousands, except per share data):

	2005	2004
Net earnings, as reported	$31,628	$25,587
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(529)	(810)

Pro forma net earnings	$31,099	$24,777

Earnings per share
Basic — as reported	$1.40	$1.95
Basic — pro forma	$1.38	$1.89
Diluted — as reported	$1.19	$1.09
Diluted — pro forma	$1.17	$1.05

Recently Issued Accounting Standards

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

In September 2006, the FASB issued FASB Staff Position AUG AIR-1 (the “FSP”), “Accounting for Planned Major Maintenance Activities” that eliminates the accrue-in-advance method as an acceptable method of accounting for planned major maintenance activities. The FSP is applicable to fiscal years beginning after December 15, 2006 and requires retrospective application to all financial statements presented. The Company does not believe the impact of the adoption of this FSP will have a material impact on its financial statements.

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

2. Segment Information

The Company has two reportable segments: World Airways and North American. The Company operates and manages these companies as two distinct operating segments, and prepares separate financial statements for each that are reviewed by senior management at World Air Holdings, as well as the chief operating officer and other management at the operating company level. Financial and other information for the year ended December 31, 2006 and 2005 by reporting segment is set forth below (in thousands).

	Year Ended December 31, 2006
	World Airways	North American	World Air Holdings, World Risk Solutions, and Eliminations	Total
Total revenue	$559,809	$267,195	$(1,348)	$825,656
Operating expense	557,211	271,144	(1,919)	826,436
Operating income/(loss)	2,598	(3,949)	571	(780)
Total assets	115,040	76,572	7,138	198,750
Depreciation and amortization expense	6,072	1,425	17	7,514
Capital expenditures	$6,629	$2,165	$130	$8,924
Total block hours	56,102	27,475	—	83,577

	Year Ended December 31, 2005
	World Airways	North American	World Air Holdings, World Risk Solutions, and Eliminations	Total
Total revenue	$623,719	$163,333	$86	$787,138
Operating expense	570,059	162,201	(1,738)	730,522
Operating income/(loss)	53,660	1,132	1,824	56,616
Total assets	176,165	78,274	6,207	260,646
Depreciation and amortization expense	5,181	1,105	—	6,286
Capital expenditures	$6,579	$577	$5	$7,161
Total block hours	58,515	17,175	—	75,690

*	Financial and statistical data include the results of North American from April 28, 2005 to December 31, 2005

In 2004, the Company operated as a single segment. The Company acquired North American in 2005 and considered North American a separate segment.

3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2006	2005
Prepaid insurance	$3,141	$3,980
Prepaid rent	4,343	7,259
Prepaid fuel	1,251	2,038
Prepaid taxes	5,033	2,736
Deposits	1,650	927
Inventories, net of obsolescence reserve of $1,966 at December 31, 2006 and $1,245 at December 31, 2005	2,328	1,175
Other	1,951	2,131

Total	$19,697	$20,246

4. Other Assets and Deferred Charges

Other assets and deferred charges consist of the following (in thousands):

	December 31,
	2006	2005
Deferred rent	$5,176	$6,214
Fair market value of ATSB warrants	—	4,792
Debt issuance costs — Wachovia Loan	492	—
Debt issuance costs — term loan due in 2008	—	1,433
Restricted cash	—	830
Other	201	4

	5,869	13,273
Accumulated amortization	(185)	(3,558)

Total	$5,684	$9,715

5. Long-term Debt

The Company had no outstanding debt at December 31, 2006. The Company’s long-term debt, including current maturities thereof, at December 31, 2005 was as follows (in thousands):

	2006	2005
ATSB Loan	$—	$24,000

Less: current maturities	—	24,000

Total long-term debt, net of current maturities	$—	$—

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

On December 30, 2003, the Company closed the $30.0 million ATSB Loan of which 90.0% (“Tranche A Loan”) was guaranteed by the ATSB and 10.0% (“Tranche B Loan”) was guaranteed by another third party. The Company’s obligations under the loan agreement were secured by substantially all of the assets of the Company and its subsidiaries. At December 31, 2005, the blended rate on both Tranches approximated 4.5%. Also, at December 31, 2005, the Company’s indebtedness of $24.0 million outstanding under its $30.0 million ATSB Loan was secured by substantially all of the Company’s assets. The ATSB Loan contained restrictive covenants that imposed significant operating and financial restrictions on the Company requiring it to maintain a certain amount of unrestricted cash or cash equivalents and to comply with certain financial ratios as well as certain negative covenants.

The Company recorded the $24.0 million outstanding balance as a current liability as of December 31, 2005 in the Consolidated Balance Sheets due to covenant violations. On March 30, 2006 the Company prepaid the remaining principal balance of $24.0 million under the ATSB Loan with working capital. As a result of this prepayment, during the first quarter of 2006, the Company expensed $2.3 million in unamortized debt issuance cost and unamortized warrant costs associated with the ATSB Loan.

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

In March 2006, World Airways and North American entered a Loan and Security Agreement with Wachovia Bank, National Association (“Wachovia Loan”), for the issuance of loans and letters of credit up to $50.0 million subject to certain terms, conditions, and limitations. The facility matures in March 2008. Under the Wachovia Loan, the Company’s borrowings bear interest at fluctuating rates. The applicable rate will be one of the following three options, as designated by the Company: (1) the bank’s base lending rate, (2) the Federal Funds Rate, or (3) the Eurodollar or London Interbank Offered Rate (“LIBOR”) plus an applicable percentage. The rates applicable to outstanding borrowings fluctuate based on many factors including, but not limited to, general economic conditions, and general interest rates, including the prime rate, and the supply of and demand for credit in the London interbank market. At December 31, 2006, the Company’s borrowing base was approximately $29.0 million, of which $3.4 million was utilized for letters of credit issued under the facility. As a result, the available amount for borrowing was $25.6 million. The borrowing base fluctuates on a daily basis and is subject to a $50.0 million maximum and includes the sum of: (1) 85%—90% of eligible government receivables, (2) 70% of eligible unbilled government receivables, not to exceed $5.0 million, (3) 80% of eligible commercial receivables, (4) 75% of the value of eligible spare parts, not to exceed $15.0 million; less the face amount of issued and outstanding letters of credit and any applicable reserves. The Company had no borrowings outstanding at December 31, 2006.

In October 2006, the Company completed a “modified Dutch Auction” tender offer (“Tender Offer”) and purchased 2.22 million shares of its outstanding common stock (See Note 9). As a result of the Tender Offer, the Company modified the number of warrants and exercise price pursuant to the provisions of the ATSB warrant agreement. As a result, the ATSB held warrants to purchase 1,153,973 shares and 806,616 shares at $0.86 and $3.52 per share, respectively at December 31, 2006. (See Note 7). The Company borrowed $21.0 million under the Wachovia Loan agreement to fund the Tender Offer and related transaction costs to repurchase Company stock. (See Note 9). The amount borrowed bore interest at the monthly LIBOR and was subsequently repaid on November 15, 2006.

6. Operating Leases

The Company leases all but one of its operational aircraft fleet under operating lease agreements. At December 31, 2006, World Airways’ operating fleet consisted of 17 aircraft, of which nine are passenger aircraft and eight are freighter aircraft, with base lease terms expiring at various dates through 2015. At December 31, 2006, North American’s operating fleet consisted of nine aircraft, all of which are operated in passenger configurations, with remaining base lease terms expiring at various dates through 2014.

In 2004, the Company reached an agreement with one of its MD-11 aircraft lessors to restructure certain leases. In exchange for reduced fixed monthly lease rates and a reduction in the lease terms, the Company agreed to an annual restructuring fee based on net earnings. Payments commenced in 2005 based on 2004 results, and continue through the lease terminations in 2011, which will be paid in 2012. Over the term of the agreement, the total obligation of the Company is limited to $24.2 million on a cumulative basis. In each year, the cash payment is limited to $1.6 million for 2005, $3.6 million per year for 2006 through and including 2011, and $1.0 million in 2012. Although cash disbursements are limited each year, due to the cumulative nature of the agreement, expense recognized may differ from the related cash payment to be disbursed in the following year. In 2005, the Company and the lessor agreed to a definitive methodology used to calculate the restructuring fee. As a result, the Company recognized no expense in 2006 due to the Company’s net loss, $5.0 million and $4.5 million was recorded in expense for 2005 and 2004, respectively. The Company’s related cash payments were $3.6 million and $1.6 million in 2006 and 2005, respectively.

Rental expense, primarily relating to aircraft leases, totaled approximately $122.6 million, $112.2 million, and $77.2 million for the years ended December 31, 2006, 2005, and 2004, respectively. Certain of the Company’s operating leases require rental payments that vary in amount from year to year. The Company accounts for the cost of these leases on a straight-line basis, thereby recognizing annual rent expense evenly over the lease term. The Company’s Consolidated Balance Sheets reflect the cumulative-to-date difference between rent expense recognized and cash payments made within current and non-current deferred rent.

Certain of the Company’s aircraft leases also require the Company to pay certain amounts related to maintenance reserves for airframes, engines, auxiliary power units and landing gears based on flight hours and cycles. Certain return conditions also must be met prior to returning the aircraft to the lessor. The Company also pays maintenance fees to certain maintenance providers for auxiliary power units based on flight hours. The aggregate amount the Company paid and expensed in 2006, 2005, and 2004 for maintenance reserves for airframes, engines, auxiliary power units and landing gears, and maintenance fees for auxiliary power units was $50.5 million, $45.3 million, and $29.8 million, respectively.

Future annual minimum lease payments, excluding contingent rentals related to maintenance reserve payments, at December 31, 2006 for operating leases that have initial or remaining base lease terms in excess of one year were as follows (in thousands):

2007	$124,980
2008	112,659
2009	101,892
2010	92,558
2011	71,883
Thereafter	132,766

Total	$636,738

7. Capital Stock

At December 31, 2006, 5,159,751 shares of common stock were reserved for under stock option incentive plans (3,060,162 shares), upon the exercise of warrants (1,960,589 shares), and under an employee salary exchange program (139,000 shares).

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

Number of Shares	Exercise Price	Expiration Date	Risk Free Interest Rate	Expected Dividend Yield	Volatility	Expected Life
1,269,022	$0.78	12/31/2008	3.23%	0%	50%	5.0 yrs
111,111	$2.50	8/23/2004	1.22%	0%	50%	0.7 yrs
111,111	$2.50	3/29/2005	0.96%	0%	50%	1.2 yrs
886,979	$3.20	12/31/2009	3.43%	0%	50%	6.0 yrs

In August 2004, the ATSB exercised warrants to purchase 111,111 shares at $2.50 per share and, pursuant to the net exercise provisions of the warrants, received 21,994 shares of the Company’s common stock. Additionally, in February 2005, the ATSB exercised warrants to purchase an additional 111,111 shares at $2.50 per share and, pursuant to the net exercise provisions of the warrants, received 76,345 shares of the Company’s common stock. In October 2006, the Company completed the Tender Offer and purchased 2.22 million shares of its outstanding common stock (See Note 9). As a result of the Tender Offer, the Company modified the number of warrants and exercise price pursuant to the provisions of the ATSB warrant agreement. Therefore, the ATSB held warrants to purchase 1,153,973 shares and 806,616 shares at $0.86 and $3.52 per share, respectively at December 31, 2006.

The Company recorded the fair value of these warrants within other long-term assets, with a credit to additional paid-in capital. The Company recorded amortization of $1.5 million in 2005 and expensed the remaining $1.8 million in March 2006, when the debt was prepaid in full.

In 1999, pursuant to amendments to lease agreements for the Company’s MD-11 aircraft, the Company granted warrants to each of two lessors to purchase up to 1,000,000 shares of common stock at an exercise price of $2.50 per share, with expiration dates of August 2004 and March 2005. The warrants were vested and fully exercisable at the date of grant. Warrants were exercised in August 2004 to purchase 1,000,000 shares, and the remaining warrants to purchase 1,000,000 shares were exercised in January 2005. The per share weighted-average fair value of the warrants was $0.90 on the date of grant using the Black Scholes option-pricing model with the following assumptions: risk free interest rate of 5.735%, expected dividend yield of 0.0%, expected volatility of 78%, and expected life of 5 years.

In November 2006, the Company’s Board of Directors passed a resolution to retire 1,039,694 shares of common stock held as treasury shares. The resolution also provided that these shares be restored to the status of authorized but unissued shares of common stock of the Company.

8. Stock based compensation

Stock Incentive Plans

Under the World Air Holdings, Inc. Amended and Restated 1995 Stock Incentive Plan (the “1995 Plan”), members of the Company’s Board of Directors, employees, and consultants to the Company or its affiliates are eligible to receive stock incentive awards. At December 31, 2006, the Company had reserved 3,030,162 shares of common stock for issuance under the 1995 Plan. Options expire at the earlier of the stated expiration, which shall not exceed ten years from the date of grant, or one year after the termination of a grantee’s employment with the Company. The exercise price for options granted is the fair market value of the common stock on the date of grant. Outstanding options become vested and fully exercisable at various times through August 2013.

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

Stock Options

For stock option awards granted prior to January 1, 2006, but for which the vesting period is not complete, the Company adopted SFAS 123R using the “modified prospective method” of accounting permitted under SFAS 123R. Under this method, the Company accounts for such awards on a prospective basis, with expense being recognized in the consolidated statements of income beginning in the first quarter of 2006, using the grant-date fair values previously calculated in prior pro forma disclosures. The Company will recognize the related compensation cost not previously recognized in the pro forma disclosures over the remaining vesting periods.

The fair value of stock options is determined at the grant date using a Black-Scholes option pricing model, which requires the Company to make several assumptions. The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant. The dividend yield on the Company’s common stock is assumed to be zero since the Company does not pay dividends and has no current plans to do so in the future. The market price volatility of the Company’s common stock is based on the historical volatility of the common stock price over an approximate four year time period. The expected term of the options is based on historical experience of all option grants.

During the third quarter of 2006, the Company granted options to purchase 333,400 shares under the 1995 Stock Incentive Plan. These stock options vest in 33 1/3% increments on the first three anniversary dates of the awards; thus, the Company will recognize compensation expense for these awards on a straight-line basis over each award’s vesting period. During the second quarter of 2005, the Company granted options to purchase 10,000 shares under the Director’s Plan that vest in 36 equal monthly installments from the day of grant.

The per share weighted-average fair value of the options to purchase 333,400 shares granted during the third quarter of 2006 was $4.61 on the date of grant using the Black Scholes options-pricing model. The per share weighted-average fair value of the options to purchase 10,000 shares granted during the second quarter of 2005 was $4.29 on the date of grant using the Black-Scholes option-pricing model. The per share weighted-average fair value of the options to purchase 696,000 shares granted during 2004 was $2.54 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

	2006	2005	2004
Expected dividend yield	0%	0%	0%
Risk-free interest rate	4.6%	3.9%	3.7%
Expected term (in years)	4.0	4.2	4.8
Expected stock volatility	80.9%	70.7%	80.2%

The table below summarizes stock option award activity pursuant to the Company’s plans for the last three years:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2003	3,694	$1.58
Granted	696	3.89
Exercised	(1,583)	0.95
Forfeited	(174)	2.04
Outstanding at December 31, 2004	2,633	2.53
Granted	10	7.53
Exercised	(836)	2.82
Forfeited	(79)	6.19
Outstanding at December 31, 2005	1,728	2.25
Granted	333	7.44
Exercised	(405)	1.30
Forfeited	(32)	2.59

Outstanding at December 31, 2006	1,624	3.55	4.5	$10,296

Exercisable at December 31, 2006	1,108	$2.31	3.7	$7,205

Vested & Expected to Vest at December 31, 2006	1,454

At December 31, 2006, the range of exercise prices per share and weighted-average remaining life of outstanding options was $0.91 — $7.53 and 4.5 years, respectively.

The following table summarizes stock options outstanding and exercisable at December 31, 2006 (in thousands, except per share amounts):

	Outstanding Options			Exercisable Options
Range of Exercise Price	Number of Options	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.56 - 1.25	510	2.3	$0.91	510	$0.91
1.26 - 2.50	38	1.1	$1.57	38	$1.57
2.51 - 3.75	671	5.2	$3.46	516	$3.42
3.76 - 5.00	6	5.1	$4.06	—	—
5.01 - 6.25	56	5.5	$6.15	39	$6.15
6.25 – 7.50	334	6.6	$7.44	—	—
7.50 - 8.75	10	8.3	$7.53	5	$7.53

Total	1,625	4.5	$3.55	1,108	$2.31

At December 31, 2006, 2005 and 2004, the number of shares issuable upon the exercise of vested options was 1,107,563, 1,170,426, and 1,444,464, respectively, and the weighted-average exercise prices per share of the options were $2.31, $1.82, and $1.89, respectively.

The total intrinsic value of options exercised for the year ended December 31, 2006, determined as of the date of exercise of options, was $3.1 million. The total intrinsic value of options exercised for the year ended December 31, 2005 and 2004, determined as of the date of exercise of options, was $5.0 million and $4.9 million, respectively. Cash received from option exercises during 2006, 2005, and 2004 totaled $0.5 million, $2.4 million and $1.5 million, respectively.

The Company recorded $0.4 million of stock-based compensation expense related to non-vested stock options to sales, general and administrative expense for the year ended December 31, 2006. The excess tax benefit realized for the tax deduction from option exercises under the Company plan was $1.4 million for 2006, which generated cash flows from excess tax benefits, under the long-haul method, of $1.2 million.

At December 31, 2006, there was $1.3 million of total unrecognized compensation expense related to non-vested stock options granted under the Company’s stock incentive plans. That cost is expected to be recognized over a weighted-average period of 2.5 years.

Restricted Stock Awards

During the third quarter of 2006, the Company granted 196,800 shares of restricted common stock to non-employee members of the Board, executive officers, officers, and certain other management employees of the Company. The restricted shares were granted pursuant to the 1995 Plan. The fair value at the date of grant of these shares was $1.7 million. Compensation expense for these awards will be recognized on a straight-line basis over the weighted-average requisite service period of 4.1 years.

The Company recorded $0.2 million of stock-based compensation expense to sales, general and administrative expense for the year ended December 31, 2006 associated with these restricted stock awards. At December 31, 2006, there was approximately $1.5 million of total unrecognized compensation expense related to non-vested restricted stock granted under the Company’s stock incentive plan, which is expected to be recognized over a weighted-average vesting period of 4.1 years.

Stock Option Awards Review

During 2006, under the direction of the Audit Committee of the Board of Directors, the Company voluntarily initiated a review of all stock option awards from the date of the Company’s initial public offering of its common stock in 1995 through December 31, 2006. In order to ensure independence and objectivity, the Company also retained a law firm that is independent of the Company to perform a review of all prior stock option awards as an independent investigation. The independent counsel engaged to perform that review has submitted its report to the Audit Committee, which accepted the report and deemed the review concluded. Based on its own review and the review of independent counsel, the Company concluded that, although no backdating or other intentional misconduct was found, the Company had not properly accounted for certain options awarded in each of the years 1997 through 2003.

The impact of such adjustments, consisting of previously unrecognized compensation expense, for each of such years and in the aggregate is as follows:

	1997	1998	1999	2000	2001	2002	2003	Total
	(in thousands)
Stock Compensation Expense	$79	$(20)	$—	$103	$256	$79	$73	$570
Tax effect	—	—	—	—	—	—	(15)	(15)

Total, net of tax	$79	$(20)	$—	$103	$256	$79	$58	$555

Income/(loss) before taxes	$12,230	$(10,905)	$(13,653)	$(3,159)	$(26,037)	$2,041	$19,123

Percent of income before taxes	0.6%	0.2%	0.0%	3.3%	1.0%	3.9%	0.4%

The Company recorded this cumulative adjustment of $0.6 million to sales, general, and administrative expense in its consolidated financial statements for the quarter ended September 30, 2006.

9. Tender Offer

On September 5, 2006, the Company’s Board of Directors authorized a “modified Dutch Auction” tender offer whereby the terms permitted the Company to repurchase up to 2.22 million shares of its common stock at a price per share not greater than $9.50 and not less than $9.00.

In October 2006, the Company completed the Tender Offer and purchased 2.22 million shares of its outstanding common stock at a price per share of $9.20 totaling approximately $20.8 million, which was funded through borrowings under the Wachovia Loan. The shares purchased represented approximately 9.1% of the Company’s outstanding common stock at October 12, 2006.

10. North American Acquisition

On April 27, 2005, the Company acquired North American, a privately-held airline based in Jamaica, New York, for approximately $34.8 million in cash, which was funded from internally generated funds. In addition, there was a $0.6 million subsequent reduction in the purchase price based on terms of the purchase agreement.

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

Under the purchase method of accounting, the total purchase price was allocated to North American’s net tangible and intangible assets based upon their estimated fair value as of the date of the acquisition with any amount paid in excess of the fair value of the net assets recorded as goodwill. Based upon the purchase price and value of the net assets acquired and liabilities assumed, the purchase price allocation is as follows (in thousands):

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

The fair values of certain identifiable tangible and intangible assets were determined with the assistance of American Appraisal Associates, Inc., an independent third-party appraiser. Goodwill of $25.4 million has been recorded and represents the excess of the purchase price over the fair value of the tangible and other intangible assets acquired less the fair value of the liabilities assumed. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment at least annually or more frequently if circumstances indicate their value may no longer be recoverable. The Company performed an annual impairment test as of October 1, 2006 for goodwill and indefinite-lived intangibles. This test indicated that goodwill and indefinite-lived intangibles were not impaired as of December 31, 2006. The goodwill is not deductible for tax purposes.

Unaudited pro forma information for the Company reflecting the acquisition of North American as if it had occurred on January 1, 2004 is as follows (in thousands, except per share amounts):

	2005	2004
Total operating revenues	$863,098	$709,396
Net earnings	$34,222	$24,131
Basic earnings per share	$1.52	$1.84
Weighted average shares outstanding	22,588	13,095
Fully diluted earnings per share	$1.28	$1.03
Weighted average shares outstanding	26,824	24,591

The above pro forma results include adjustments for the amortization of intangibles, adjustments to depreciation to reflect the new basis and depreciable lives for equipment and property, and decreased interest income/additional interest expense to reflect the impact of the cash payments related to the purchase of North American. These results are not indicative of what actual results would have been or will be in the future.

11. Employee Benefit Plans

World Airways’ Crewmembers Target Benefit Plan (the “Target Benefit Plan”) is a defined contribution plan covering cockpit crewmembers with contributions based upon wages, as defined. It is a tax-qualified retirement plan under Section 401(a) of the Internal Revenue Code of 1986, as amended (the “Code”). Expense for the Target Benefit Plan totaled $3.0 million, $2.8 million, and $2.7 million for the years ended December 31, 2006, 2005, and 2004, respectively.

World Airways also sponsors a Crewmembers Deferred Income Plan (the “Deferred Income Plan”). It is a tax-qualified retirement plan under Section 401(k) of the Code. Under the Deferred Income Plan, cockpit crewmembers may elect to invest salary deferrals of up to $15,000 or 25% of their salary in selected investment funds. The Company does not make any contributions to the Deferred Income Plan.

World Airways’ flight attendants participate in a pension plan maintained by the International Brotherhood of Teamsters (“IBT”). This plan is a multi-employer plan subject to the funding and other provisions of the Pension Protection Act of 2006. Contributions made to the IBT on behalf of the flight attendants totaled $1.3 million, $1.3 million, and $1.0 million for the years ended December 31, 2006, 2005, and 2004 respectively.

Under World Air Holdings’ and World Airways’ 401(k) Administrative Plan (“401(k) Plan”), employees may elect to invest salary deferrals of up to $15,000 or 25% of their salary in selected investment funds. It is a tax-qualified retirement plan under Section 401(k) of the Code. The Company contributes matching funds to the 401(k) Plan equal to 50% of participants’ voluntary deferrals up to 10% of salary. The Company expensed, for its contribution to the 401(k) Plan, approximately $0.7 million, $0.6 million, and $0.3 million during the years ended December 31, 2006, 2005, and 2004, respectively.

World Airways has a profit sharing bonus plan (the “Profit Sharing Plan”) for its cockpit crewmembers and flight attendants pursuant to agreements with the unions representing the two groups. It is not a tax-qualified plan under the Code. Distributions under the Profit Sharing Plan are equal to 20% of net earnings, as defined, subject to an annual limitation of 10% of the total annual aggregate compensation of World Airways employees participating in the Profit Sharing Plan in that year. Due to net losses for the year ended December 31, 2006, the Company recorded no profit sharing expense during 2006. The Company expensed $4.8 million and $4.8 million for this plan during the years ended December 31, 2005, and 2004, respectively.

World Air Holdings and World Airways have a profit sharing bonus plan for management, administrative and operations personnel. Due to net losses for the year ended December 31, 2006, the Company recorded no profit sharing expense during 2006. The Company expensed $4.7 million, and $4.2 million for these plans during the years ended December 31, 2005 and 2004, respectively.

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

In December 2006, the Company adopted the recognition and disclosure provisions of SFAS 158. SFAS 158 requires the Company to recognize in its statement of financial position an asset for a defined benefit pension or post-retirement plan’s overfunded status or a liability for a plan’s underfunded status, and to recognize changes in that funded status through other comprehensive income/(loss) in the year in which the changes occur. SFAS 158 will not change the amount of net periodic benefit expense recognized in the Company’s results of operations.

World Airways uses a December 31st measurement date for the post-retirement health care and life insurance benefits plan. During 2005, the Company’s accumulated benefit obligation assumptions were modified for the following:

•

The retirement eligibility provision was adjusted to reflect that World Airways cockpit employees have the option to retire at the age of 55 with at least five years of service in addition to the previously reflected age 60 provision.

•	A flat $50,000 life insurance benefit was added effective February 1, 2005 for cockpit retirees who die prior to age 65.

A summary of the net periodic post-retirement benefit costs is as follows (in thousands):

	2006	2005	2004
Service cost	$1,053	$768	$378
Interest cost on accumulated post-retirement benefit obligation	540	445	243
Amortization of prior service cost	11	10	—
Net amortized loss	156	272	13
Adjustment for revised retirement eligibility	—	1,599	—

Net periodic post-retirement benefit cost	$1,760	$3,094	$634

The reconciliation of the accumulated post-retirement benefit obligation is as follows (in thousands):

	2006	2005
Accumulated post-retirement benefit obligation, beginning of year	$9,537	$4,849
Service cost	1,053	768
Interest cost	540	445
Benefits paid	(245)	(180)
Adjustment for revised retirement eligibility	—	1,599
Actuarial (gain)/loss	(2,397)	1,956
Plan amendments	(331)	100

Accumulated post-retirement benefit obligation, end of year	$8,157	$9,537

The reconciliation of the accrued post-retirement benefits as of year-end is as follows (in thousands):

	2006	2005
Unfunded status	$8,157	$9,537
Unrecognized prior service cost	252	(89)
Unrecognized net gain/(loss)	100	(2,453)
Accumulated other comprehensive income	(352)	—

Accrued post-retirement benefits included in liabilities on accompanying balance sheets	$8,157	$6,995

The assumed discount rate used to measure the accumulated post-retirement benefit obligation for 2006 and 2005 was 5.75% and 5.25%, respectively. The medical cost trend rate in 2006 was 10.75%, trending down to an ultimate rate in 2015 and beyond of 5.0%. A one percentage point increase in the assumed health care cost trend rates for each future year would have increased the aggregate of the service and interest cost components of 2006 net periodic post-retirement benefit cost by $226,000 and would have increased the accumulated post-retirement benefit obligation as of December 31, 2006 by $914,000. A one percentage point decrease in the assumed health care cost trend rates for each future year would have decreased the aggregate of the service and interest cost components of 2006 net periodic post-retirement benefit cost by $193,000 and would have decreased the accumulated post-retirement benefit obligation as of December 31, 2006 by $815,000.

World Airways used the following actuarial assumptions to determine its net periodic benefit cost for the years ended December 31, 2006 and 2005, as measured at December 31, 2006, and its benefit obligations at December 31, 2006 and 2005:

Assumption	Used for Net Periodic Post-Retirement Benefit Cost for 2006	Used for Benefit Obligations as of December 31, 2006
Discount rate	5.25%	5.75%
Salary increase*	not applicable	not applicable
Long-term rate of return*	not applicable	not applicable

Assumption	Used for Net Periodic Post-Retirement Benefit Cost for 2005	Used for Benefit Obligations as of December 31, 2005
Discount rate	5.25%	5.25%
Salary increase*	not applicable	not applicable
Long-term rate of return*	not applicable	not applicable

*	The salary increase assumption is not applicable because the benefits are not related to compensation. The long-term rate of return assumption is not applicable because the plan is funded on a pay-as-you-go basis.

The Company expects to contribute the following amounts to the post-retirement health care benefit plan in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter. Benefit payments, which reflect expected future service, are based on assumptions about future events. Actual benefit payments may vary significantly from the estimates listed below (in thousands):

2007	$353
2008	398
2009	475
2010	535
2011	577
2012 through 2016	3,800

Total	$6,138

North American provides a tax qualified 401(k) employee savings plan for the benefit of substantially all employees. Under the plan, employees may contribute up to $15,000 of their salary. North American matches employees’ contributions up to 100% of the first 3% of compensation plus 50% of the next 2% of compensation. North American also has the option to make additional profit-sharing contributions to the plan. Total contribution expense for matching of elective deferrals for the year ended December 31, 2006 was $0.6 million.

In August 2005, North American implemented a profit sharing plan for its employees. It is not a tax-qualified plan under the Code. The plan provided for payment based on certain earnings targets for the year ended December 31, 2006 and 2005. Due to net losses for the year ended December 31, 2006, North American recorded no profit sharing expense during 2006. North American expensed $1.0 million for this plan during the year ended December 31, 2005.

12. Income Taxes

The components of income tax expense (benefit) for the years ended December 31 are as follows (in thousands):

	2006	2005	2004
Current:
Federal	$173	$18,959	$12,422
State	(953)	1,477	773
Foreign	372	—	—
Deferred:
Federal	73	(317)	(4,450)
State	(20)	(146)	(300)
Foreign	—	—	—

	$(355)	$19,973	$8,445

Income tax expense differed from the amounts computed by applying the U.S. federal statutory income tax rate of 35% to pre-tax income as a result of the following (in thousands):

	2006	2005	2004
Expected Federal income tax expense/(benefit) at the statutory rate of 35%	$(926)	$18,061	$11,911
State and local taxes (net of federal benefit)	(52)	879	307
Decrease in deferred tax asset valuation allowance	—	(31)	(5,075)
Other:
Meals and entertainment	893	1,086	975
Other	(270)	(22)	327

Income tax expense/(benefit)	$(355)	$19,973	$8,445

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31 were as follows (in thousands):

	2006	2005
Deferred tax assets:
Net operating loss carry-forward	$1,720	$1,753
Recognition of sale/leaseback gains	233	386
Accrued post-retirement benefit obligation	2,794	2,553
Profit sharing and compensated absences	2,072	5,441
Deferred rent	2,314	2,117
Allowance for doubtful accounts receivable	589	604
Alternative minimum tax credit carry-forward	2,789	2,789
Legal expense	174	1,067
Other	1,438	1,193

Gross deferred tax assets	14,123	17,903
Less: valuation allowance	(3,717)	(3,717)

Net deferred tax assets	$10,406	$14,186
Deferred tax liabilities:
Prepaid expenses	2,042	2,389
Equipment and property	5,743	8,550
Recoverable parts	141	233
Intangibles	2,444	2,780

Net deferred tax asset/(liability)	$36	$234

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowance at December 31, 2006. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

The availability of Net Operating Loss (“NOL”) carry-forwards and Alternative Minimum Tax (“AMT”) credit carry-forwards to reduce the Company’s future federal income tax liability is subject to limitations under Section 382 of the Code. Generally, these limitations restrict the availability of NOL carry-forwards upon certain changes in stock ownership by five percent stockholders which, in aggregate, exceed 50 percentage points in value in a three-year period (“Ownership Change”). The Company experienced an Ownership Change in July 2000 primarily due to vesting of restricted shares under the Company’s Employee Salary Exchange Program and the liquidation of WorldCorp, Inc.

As of December 31, 2006 the Company has $46.7 million NOL carry-forwards that are limited by Internal Revenue Code (“IRC”) Section 382. Due to this limitation, only $4.8 million of the NOL carry-forwards will be available for possible utilization for federal income tax purposes. This amount is computed based upon the $343,000 annual limitation resulting from the 2000 Ownership Change. Subsequent ownership changes, if any, could impose additional limitations on the Company’s NOL carry-forwards. The Company’s total NOL carry-forwards will begin to expire in 2007. The application of the Code in this area is subject to interpretation by the Internal Revenue Service (“IRS”). The NOL carry-forwards are subject to examination by the IRS and, thus, are subject to adjustment or disallowance resulting from any such IRS examination.

World Airways is presently under examination by the IRS for the income tax return filed for the year ended December 31, 2004. North American is also under examination by the IRS for the S-Corporation income tax returns filed for the years ended December 31, 2003 and 2004. Currently, there are no adjustments proposed by the IRS and the impact of this examination is not determinable.

13. Major Customers and Products

Information concerning customers for years in which their revenues comprise 10% or more of the Company’s total operating revenues is presented in the following table (in millions):

	Year Ended December 31,
World Airways	2006	2005	2004
U.S. Air Force (“USAF”) Air Mobility Command	$398.7	$477.6	$390.7

	Year Ended December 31,
North American	2006	2005*
U.S. Air Force (“USAF”) Air Mobility Command	$159.4	$103.6

*	Financial data include the results of North American from April 28, 2005 to December 31, 2005.

Information concerning the Company’s revenues comprising 10% or more of total operating revenues is presented in the following table (in millions):

	Year Ended December 31,
World Airways	2006	2005	2004
Passenger Charter Operations	$445.8	$520.8	$432.6
Cargo Charter Operations	$112.3	$99.9	$69.1

	Year Ended December 31
North American	2006	2005*
Passenger Charter Operations	$204.8	$131.0
Passenger Scheduled Service	61.0	$31.8

*	Financial data include the results of North American from April 28, 2005 to December 31, 2005.

14. Commitments and Contingencies

Union Negotiations and Litigation:

World Airways’ Cockpit Crewmembers: The cockpit crewmembers, who account for approximately 29.9% of the total workforce at World Airways and are represented by the International Brotherhood of Teamsters (“IBT”), are subject to a collective bargaining agreement which will become amendable on March 1, 2009.

World Airways’ Flight Attendants: The World Airways’ flight attendants, representing approximately 41.9% of World Airways employees, are subject to a collective bargaining agreement that became amendable August 31, 2006. Negotiations began in mid-August 2006 with the IBT and are ongoing.

North American’s Cockpit Crewmembers: The National Mediation Board (“NMB”) certified the IBT to represent North American’s cockpit crewmembers (approximately 24.6% of the total employees at North American) on January 16, 2004. North American and the IBT commenced negotiations for their first collective bargaining agreement on April 6, 2004 and have met on numerous occasions. Although representatives from North American and the IBT continue to negotiate the terms of a comprehensive final agreement under the auspices of the NMB, no collective bargaining agreement has yet been reached.

North American’s Flight Attendants: On July 26, 2005, the NMB authorized a union election (the IBT) among North American’s flight attendants. Flight attendants comprise approximately 37.4% of employees at North American. On August 31, 2005, a majority of flight attendants voted for IBT representation. Negotiations began in 2006 between North American and the IBT and are ongoing.

Other Litigation:

On January 9, 2004, Whitebox Convertible Arbitrage Partners, L.P. and Pandora Select Partners, L.P. filed a complaint alleging breach of contract by World Airways in connection with its exchange in December 2003 of $22,545,000 aggregate amount of 8.0% Convertible Senior Subordinated Debentures due in 2004 (the “Old Debentures”) for a like amount of the newly-issued Debentures.

In August 2006, World Airways and the plaintiff agreed to settle this matter with a full release, in exchange for approximately $0.4 million cash consideration. The settlement was accrued during the six month period ended June 30, 2006 and was subsequently paid in September 2006.

For competitive and economic reasons, effective as of January 2005, North American unilaterally reduced cockpit crewmember wages and other benefits in addition to modifying certain work rules. The IBT thereafter filed suit against North American. The United States District Court for the Northern District of California ruled in North American’s favor; the IBT appealed and the decision of the Ninth Circuit is pending. North American will continue to vigorously defend itself; however the Company cannot give any assurance that this litigation will not have a material adverse effect on its financial condition, results of operations, or liquidity.

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

15. Valuation and Qualifying Accounts (in thousands)

	Balance at Beginning of Year	Additions Charged (Credited) to Expense	Amounts Charged to Allowance	Balance at End of Year
2006
Allowance for accounts receivable	$1,643	$335	$(355)	$1,623
Deferred tax valuation allowance	$3,717	$—	$—	$3,717
2005
Allowance for accounts receivable	$209	$1,622	$(188)	$1,643
Deferred tax valuation allowance	$3,748	$(31)	$—	$3,717
2004
Allowance for accounts receivable	$196	$2,659	$(2,646)	$209
Deferred tax valuation allowance	$8,823	$(5,075)	$—	$3,748

16. Quarterly Results (unaudited)

The results of the Company’s quarterly operations (unaudited) for 2006 and 2005 are as follows (in thousands except share data):

	Quarter Ended
	Mar 31	Jun 30	Sep 30	Dec 31
2006
Operating revenues	$216,253	$176,657	$231,421	$201,325
Operating income/(loss)	9,446	(12,948)	6,792	(4,070)
Net earnings/(loss)	3,542	(7,479)	5,425	(3,780)
Basic earnings/(loss) per common share	$0.15	$(0.31)	$0.22	$(0.17)
Diluted earnings/(loss) per common share	$0.13	$(0.31)	$0.20	$(0.17)

	Quarter Ended
	Mar 31	Jun 30	Sep 30	Dec 31
2005
Operating revenues	$159,549	$171,882	$217,180	$238,527
Operating income	17,178	10,789	10,235	18,414
Net earnings	9,898	5,506	5,470	10,754
Basic earnings per common share	$0.52	$0.23	$0.23	$0.45
Diluted earnings per common share	$0.38	$0.21	$0.20	$0.40

17. Subsequent Events

On April 5, 2007, the Company announced that it has entered into an agreement to be acquired by Global Aero Logistics, Inc. for $315.0 million in an all-cash transaction. Under the terms of the agreement, World Air Holdings shareholders will receive $12.50 in cash for each share of the Company’s common stock owned.

Delta Air Lines, Inc. (“Delta”) filed for bankruptcy in 2005. World Airways filed a claim against Delta for certain maintenance and lease payments the Company had made to Delta under maintenance service and equipment lease agreements. In May 2007, World Airways reached a settlement agreement with Delta whereby the Company will have an allowed general unsecured claim in Delta’s bankruptcy case in the amount of $5.5 million. This agreement had no impact on the consolidated financial statements for the year ended December 31, 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

World Air Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of World Air Holdings, Inc. and subsidiaries (“World Air Holdings”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the World Air Holdings management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of World Air Holdings as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of World Air Holdings’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated July 3, 2007 expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of internal control over financial reporting.

As discussed in Notes 1 and 8 to the consolidated financial statements, World Air Holdings adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment effective January 1, 2006. Also, as discussed in Notes 1 and 11 to the consolidated financial statements, World Air Holdings adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans as of December 31, 2006.

/s/ KPMG LLP

Atlanta, Georgia

July 3, 2007

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

In connection with the preparation of this Annual Report, the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures as of December 31, 2006. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were not effective as of December 31, 2006 due to the material weaknesses in internal control over financial reporting described below.

In light of the material weaknesses described below, the Company performed additional analyses and other procedures to ensure that the consolidated financial statements included in this Annual Report were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These procedures included additional testing of financial transactions at December 31, 2006, including a review of expense cut-off and cash disbursements to ensure the accuracy of the annual financial statements. Additionally, the Company performed a review of its tax provision model. As a result of these and other expanded procedures, the Company concluded that the consolidated financial statements included in this Annual Report present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

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

Under the supervision of the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2006, based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that internal control over financial reporting was not effective as of December 31, 2006 as a result of the material weaknesses described below.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In connection with management’s assessment of the Company’s internal control over financial reporting referred to above, management has identified the following material weaknesses in the Company’s internal control over financial reporting as of December 31, 2006:

1.	The Company’s control environment did not sufficiently promote effective internal control over financial reporting throughout the organization. Specifically, the following deficiencies in the control environment existed as of December 31, 2006:

a.	The Company lacked formal policies and procedures to clearly communicate management’s and employees’ roles and responsibilities in the Company’s internal control over financial reporting.

b.	The Company lacked formal written accounting policies and procedures for the initiation and processing of transactions and for formal account reconciliations and related management review.

2.	The Company’s information and communication controls did not sufficiently promote effective internal control over financial reporting throughout the organization. Specifically, the Company did not have formal policies and procedures in place to ensure that potential accounting or disclosure matters relevant to financial reporting were communicated to the Company’s accounting and finance personnel by others within the Company in an appropriate form or timeframe to enable accurate financial reporting.

Each of the material weaknesses described above contributed to the material weaknesses discussed in the following items 3 through 5.

3.	The Company did not maintain effective policies and procedures regarding the accounting for income taxes, including taxes payable, deferred income tax assets and liabilities and the related income tax provision. Specifically, the Company’s policies and procedures did not provide for the effective internal preparation and review of complex tax calculations, the review of the tax provision, or the preparation of sufficient documentation of the Company’s income tax accounting. These deficiencies resulted in material errors in the Company’s income tax provision in the preliminary 2006 consolidated financial statements.

4.	The Company did not maintain effective policies and procedures related to its accounting for accrued liabilities. Specifically, the Company did not effectively perform and document procedures to evaluate the reasonableness of assumptions used to estimate liabilities associated with maintenance, flight costs, legal and other expense accruals. Further, existing procedures were not subject to adequate supervisory review. This deficiency resulted in material errors in maintenance, flight costs, legal and other expense accruals within the preliminary 2006 consolidated financial statements.

5.	The Company did not have effective controls over the financial reporting close process. Specifically, the Company did not have a sufficient number of accounting professionals with requisite technical and financial reporting knowledge to ensure the proper selection of accounting policies and the correct application of generally accepted accounting principles in the consolidated financial statements, and to ensure that accurate and reliable financial statements were prepared and reviewed on a timely basis. Also, the Company lacked effective policies and procedures to identify and record correctly the accounting implications of complex and non-routine transactions and to provide for sufficient review of financial information and related presentation and disclosures. These deficiencies resulted in material errors in the preliminary 2006 consolidated financial statements.

Each of the aforementioned material weaknesses results in more than a remote likelihood that a material misstatement in the Company’s annual or interim consolidated financial statements would not be prevented or detected.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by KPMG LLP, an independent registered public accounting firm.

C. Changes in Internal Control Over Financial Reporting

During the three month period ended December 31, 2006, the Company engaged in efforts to address the material weaknesses in its internal control over financial reporting and the ineffectiveness of the disclosure controls and procedures. Specifically, the Company completed the implementation of improvements to the policies and procedures relating to its accounting for fixed assets and review of activity in fixed assets. The improvements included procedures to reconcile fixed assets from its subsidiary ledger to the general ledger on a quarterly basis.

Other than as expressly noted in the preceding paragraph, there were no changes in internal control over financial reporting during the fourth quarter of 2006 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

World Air Holdings, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A(B)), that World Air Holdings, Inc. (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of material weaknesses identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

1.	The Company’s control environment did not sufficiently promote effective internal control over financial reporting throughout the organization. Specifically, the following deficiencies in the control environment existed as of December 31, 2006:

a.	The Company lacked formal policies and procedures to clearly communicate management’s and employees’ roles and responsibilities in the Company’s internal control over financial reporting.

b.	The Company lacked formal written accounting policies and procedures for the initiation and processing of transactions and for formal account reconciliations and related management review.

2.	The Company’s information and communication controls did not sufficiently promote effective internal control over financial reporting throughout the organization. Specifically, the Company did not have formal policies and procedures in place to ensure that potential accounting or disclosure matters relevant to financial reporting were communicated to the Company’s accounting and finance personnel by others within the Company in an appropriate form or timeframe to enable accurate financial reporting.

Each of the material weaknesses described above contributed to the material weaknesses discussed in the following items 3 through 5.

3.	The Company did not maintain effective policies and procedures regarding the accounting for income taxes, including taxes payable, deferred income tax assets and liabilities and the related income tax provision. Specifically, the Company’s policies and procedures did not provide for the effective internal preparation and review of complex tax calculations, the review of the tax provision, or the preparation of sufficient documentation of the Company’s income tax accounting. These deficiencies resulted in material errors in the Company’s income tax provision in the preliminary 2006 consolidated financial statements.

4.	The Company did not maintain effective policies and procedures related to its accounting for accrued liabilities. Specifically, the Company did not effectively perform and document procedures to evaluate the reasonableness of assumptions used to estimate liabilities associated with maintenance, flight costs, legal and other expense accruals. Further, existing procedures were not subject to adequate supervisory review. This deficiency resulted in material errors in maintenance, flight costs, legal and other expense accruals within the preliminary 2006 consolidated financial statements.

5.	The Company did not have effective controls over the financial reporting close process. Specifically, the Company did not have a sufficient number of accounting professionals with requisite technical and financial reporting knowledge to ensure the proper selection of accounting policies and the correct application of generally accepted accounting principles in the consolidated financial statements, and to ensure that accurate and reliable financial statements were prepared and reviewed on a timely basis. Also, the Company lacked effective policies and procedures to identify and record correctly the accounting implications of complex and non-routine transactions and to provide for sufficient review of financial information and related presentation and disclosures. These deficiencies resulted in material errors in the preliminary 2006 consolidated financial statements.

Each of the aforementioned material weaknesses results in more than a remote likelihood that a material misstatement in the Company’s annual or interim consolidated financial statements would not be prevented or detected.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of World Air Holdings, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2006. The aforementioned material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and this report does not affect our report dated July 3, 2007, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

Atlanta, Georgia

July 3, 2007

PART III

Item 10.	Directors and Executive Officers of the Registrant

Directors and Executive Officers

Directors

The Board of Directors of the Company as of December 31, 2006 was comprised of the following persons:

Name	Age	Position(s) Held	Term Expiration	Period Served
General Ronald R. Fogleman	64	Chairman; Class II Director	2009	March 1998 – Present
Daniel J. Altobello	65	Class I Director	2008	March 1998 – Present
A. Scott Andrews	48	Class III Director	2007	June 1992 – Present
Joel H. Cowan	70	Class III Director	2007	March 2000 – Present
Madeline E. Hamill, PhD	47	Class I Director	2008	May 2005 – Present
Russell L. Ray, Jr.	71	Class II Director	2009	July 1993 – Present
Peter M. Sontag	63	Class I Director	2008	February 1994 – Present
Randy J. Martinez	51	Class III Director; Chief Executive Officer	2007	April 2004 – Present
Jeffrey L. MacKinney	50	Class II Director; President	2009	August 2005 - Present

General Ronald R. Fogleman. General Fogleman has been a director of the Company since March 1998. He retired from the United States Air Force on September 1, 1997 after 38 years of service. On his final tour of duty, he served as Chief of Staff of the Air Force, a member of the Joint Chiefs of Staff, and military advisor to the Secretary of Defense, the National Security Council, and the President of the United States. He is a director of AAR Corporation and Alliant Techsystems Corporation, all reporting companies, a trustee of Mitre Corporation, and a director of several other privately held aerospace and defense industry companies.

Daniel J. Altobello. Mr. Altobello has been a director of the Company since March 1998. Since October 1, 2000, he has been a private investor and active board member of several companies. From September 1995 until October 2000, Mr. Altobello was the Chairman of Onex Food Services, Inc., the parent corporation of Caterair International, Inc. and LSG/SKY Chefs, the world’s largest airline catering company. From 1989 to 1995, Mr. Altobello served as chairman, President and Chief Executive Officer of Caterair International Corporation. He is a director of JER Investors Trust, Diamond Rock Hospitality Trust, Media Bay, Mesa Air Group, Inc. and Friedman, Billings, Ramsey Group, Inc. (a registered broker-dealer) all reporting companies, and as well as several privately held companies.

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

Joel H. Cowan. Mr. Cowan has been a director of the Company since March 2000. Since May 1984, he has been chairman of Habersham & Cowan, Inc., a private service and investment firm. He is a director of several privately held companies and is a former director of Continental Airlines, Inc., Interstate General Company, LP, and IRT Property Co., all reporting companies.

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

Peter M. Sontag. Mr. Sontag has been a director of the Company since February 1994. He was on the Global Board of Directors in 2005 of TQ3 Travel Solutions Management Holding GmbH in Bremen, Germany, a wholly owned subsidiary of TUI A.G. in Hanover, Germany, a DAX 30 company. Mr. Sontag is a Senior Executive Advisor in matters of Corporate Development to TUI A.G. Since 2000, he has been a director of NetHotels Travel Software Technology GmbH of Vienna, Austria. Mr. Sontag is also a director of Coast Dental Corporation in Tampa, Florida since November 2002. Mr. Sontag is also a director of Orthopedic Development Corporation, Inc., a private company. From 1997 to 2000, he was Chairman and part-owner of Travel Industries, Inc., d/b/a/ THOR, Inc. of Boulder, Colorado, which provided marketing, management, and automated operational services to associated travel distributors worldwide. Mr. Sontag was the founder, Chairman and Chief Executive Officer of USTravel in Rockville, Maryland, unitl its sale. Mr. Sontag is also the owner of Fast Lane Travel, Inc. Previously he supplied strategic, travel, and automation consulting services to various national and international clients and was the founder, Chairman and Chief Executive Officer of Sontag, Annis & Associates, Inc., a travel technology and strategy firm sold to Citicorp in 1987.

Randy J. Martinez. Mr. Martinez has been a director of the Company since April 2004. Mr. Martinez has served as Chief Executive Officer of the Company since April 2005, President and Chief Executive Officer of the Company and World Airways from April 2004 to April 2005 and served as President and Chief Operating Officer from November 2003 to April 2004. Mr. Martinez previously served as Executive Vice President, Marketing & Administration from June 2002. He joined World Airways in October 1998 as the Director of Crew Resources and was appointed to be the Special Assistant to the Chairman in May 1999. In August 1999, he was named Chief Information Officer. Mr. Martinez came to the Company after a distinguished 21-year career with the United States Air Force (Colonel, retired, and Command Pilot). Prior to his leaving the United States Air Force, he was the Principal Advisor to the Chief of Staff of the North Atlantic Treaty Organization’s senior-most strategic planning staff. Mr. Martinez also served as the Senior Aide-de-Camp to the Chairman of the Joint Chiefs of Staff at the Pentagon, Commander of the 457th Airlift Squadron at Andrews Air Force Base in Maryland and Chief of the Wing Standardization & Evaluation Division at Rhein Main Air Base, Germany. He is a combat experienced pilot and highly decorated officer.

Jeffrey L. MacKinney. Mr. MacKinney was appointed a director in August 2005. Mr. MacKinney has been President of the Company since April 2005. Previously, he served as Chief Operating Officer of the Company and for World Airways. He joined World Airways in August 2003 as Senior Vice President of Planning and Corporate Development, after serving as President of his own aviation consulting firm. Prior to forming his own company in 2002, Mr. MacKinney was President and Chief Executive Officer of TransMeridian Airlines, an Atlanta based charter airline. He joined TransMeridian in 1999 from AirTran Airways, where he held the position of Senior Vice President-Marketing & Planning. Prior to AirTran, he served as Senior Vice President-Planning & Business Development for a regional airline holding company. Mr. MacKinney held several leadership positions during nine years with American Airlines, most recently as Managing Vice President of AMR Consulting Group. Before joining American, he served as Vice President-Marketing and Planning for Air Virginia. He began his career with Trans World Airlines (“TWA”).

Executives

Executive officers of the Company and its subsidiaries are appointed by and serve at the discretion of the Company’s Board of Directors. Information regarding the Company and its subsidiaries’ executive officers as of December 31, 2006 is provided below:

Name	Age	Position
Randy J. Martinez	51	Chief Executive Officer and Director
Jeffrey L. MacKinney	50	President and Director
Michael W. Towe	51	Chief Financial Officer
Charles H. J. Addison	46	Chief Information Officer
Robert R. Binns	42	Chief Marketing Officer
Mark M. McMillin	52	General Counsel & Corporate Secretary
Charles P. McDonald	42	Chief Operating Officer – World Airways
Jeffrey W. Wehrenberg	46	Chief Operating Officer – North American

Biographical information for Messrs, Martinez and MacKinney is provided above.

Michael W. Towe has served as Chief Financial Officer of the Company since April 2006. Prior to joining World Air Holdings, he was Chief Financial Officer of Roper Industries. Mr. Towe began his career in GE’s Financial Management Program in 1977 and served in financial roles of increasing responsibility in eight of GE’s businesses including five Chief Financial roles within Motors, Lighting, Aerospace, Plastics and GE Capital. He also held international assignments in South Korea and Hong Kong for GE.

Charles H. J. Addison became Chief Information Officer in August 2005. He joined World Airways in May 1988 as Supervisor, Revenue Accounting and in June 1989 moved into a Financial Analyst position. Mr. Addison was promoted to Director, Material Services in February 1992 and held this position for seven years. Between January 1999 and April 2001, Mr. Addison held two other Director positions — Director, Material and Scheduled Service Administration, and Director, Contracts and Purchasing. In April 2001, Mr. Addison was appointed to Senior Director, Strategic Planning and Contracts. In June 2002, Mr. Addison was appointed to Executive Vice President, Operations and was responsible for managing the Technical Services, Customer Service, Flight Operations, In-flight Services and Travel Departments. In April 2004, he became the Senior Vice President of Operational Support Services.

Robert R. Binns became Chief Marketing Officer in August 2005. He joined World Airways in April 2004 as Senior Vice President of Marketing and Planning. Prior to joining World Airways, Mr. Binns was President and Chief Executive Officer of TransMeridian Airlines from April 2002 to April 2004 and, previously had been its Chief Financial Officer from December 2001 to April 2002. Mr. Binns was Vice President and Controller for the technical division of Pegasus Aviation from April 2000 through December 2001, and also spent several years with TWA in a variety of positions, including General Auditor.

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

Jeffrey W. Wehrenberg has served as Chief Operating Officer of North American Airlines since February 2006. Prior to joining North American, Mr. Wehrenberg served as President of New Heights Aviation Services, LLC from August 2005 until February 2006. Mr. Wehrenberg served as Vice President – Ground Operations and Director – System Operations Control at Mesaba Aviation (Northwest Airlink) from September 2000 through June 2005.

Audit Committee

The Audit Committee is directly responsible for the appointment (subject to stockholder ratification), compensation, retention and oversight of the work of any independent auditors engaged by the Company for the purpose of preparing or issuing an audit report or performing other audit, review or attest services. The Audit Committee’s other primary duties and responsibilities are to (i) monitor the integrity of the Company’s financial reporting process and systems of internal controls regarding finance, accounting, and legal compliance; (ii) oversee the independence and performance of the Company’s independent auditors; (iii) provide an avenue of communication among the independent auditors, management, and the Board; and (iv) review areas of potential significant financial risk to the Company. The Audit Committee reviews, at least once each year, the terms of all material transactions and arrangements between the Company and its affiliates. The Board of Directors has adopted a written charter for the Audit Committee which can be found on the Company’s website at www.worldairholdings.com.

The members of the Audit Committee are A. Scott Andrews (Chair), Joel H. Cowan, Madeline E. Hamill, and Russell L. Ray, Jr. The Board of Directors has determined that each member of the Audit Committee is independent, as independence for audit committee members is defined by the Nasdaq listing standards. In addition, the Board of Directors has determined that Joel H. Cowan and A. Scott Andrews qualified as an “audit committee financial expert” under applicable SEC regulations.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s directors and officers, and persons who own more than 10% of its common stock, to file with the SEC initial reports of ownership of the Company’s equity securities and to file subsequent reports when there are changes in such ownership. To the Company’s knowledge, based solely on information provided to the Company by such persons and on a review of the copies of such reports furnished to the Company, all such persons timely complied with the Section 16(a) filing requirements during and with respect to the Company’s 2006 fiscal year except as follows: General Ronald R. Fogleman, Mr. Daniel J. Altobello, Mr. A. Scott Andrews, Mr. Joel H. Cowan, Dr. Madeline E. Hamill, Mr. Russell L. Ray, and Mr. Peter M. Sontag were late in filing the Form 4 reporting shares acquired upon issuance of restricted stock, due to untimely notification of the transactions; Mr. Randy J. Martinez, Mr. Jeffrey L. MacKinney, Mr. Michael W. Towe, Mr. Charles H. J. Addison, Mr. Robert R. Binns, Mr. Mark M. McMillin, Mr. Charles P. McDonald, and Mr. Jeffrey W. Wehrenberg were late in filing the Form 4 reporting shares acquired upon issuance of the Company’s restricted stock and the issuance of stock options, due to untimely notification of the transactions. The Company has no information that any person or entity that may be deemed the beneficial owner of more than 10% of the outstanding common stock has not timely filed any report under Section 16(a) of the Exchange Act.

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

Compensation Discussion and Analysis

Overview

The Compensation Committee (“the Compensation Committee”) of the Board of Directors has the responsibility for developing, implementing, and overseeing World Air Holdings’ compensation programs, practices, and payments for executive and non-executive officers, employees, and directors. The Compensation Committee is composed of non-employee directors each of whom is independent as defined by Nasdaq listing standards. The Compensation Committee, working with management and its independent, external consultant, has developed and implemented compensation programs for named executive officers that are designed to be fair, reasonable, and competitive with the Company’s peer group.

The following discussion and analysis outlines World Air Holdings’ compensation program objectives for our Named Executive Officers (NEOs). Also discussed are the primary components of NEO compensation, the Compensation Committee’s rationale for each component, each component’s relationship to total compensation, and the accounting and tax considerations in NEO compensation decisions.

Objectives of the Named Executive Officer Compensation Program

The Compensation Committee has established guiding principles for World Air Holdings’ compensation program for NEOs that are intended to meet the following objectives:

•	Provide a total compensation package designed to attract, motivate, and retain key leadership talent needed to succeed in a highly competitive and volatile industry;

•	Reward executives for the success of our business while enhancing shareholder value;

•	Control fixed compensation expense while providing additional income opportunities to NEOs through variable compensation; and

•

Align the interests of executives with the interests of World Air Holdings’ shareholders, emphasizing equity-based compensation to create a direct link between executive management’s interests and enhancing shareholder value.

Determining Named Executive Officer Compensation

In establishing and reviewing the compensation program for NEOs, the Compensation Committee evaluates the level and scope of the executive positions, the markets from which qualified executive talent can be recruited, executive compensation paid by the airlines and other industries competing for our executives, and the financial performance of the Company.

In 2003, the Compensation Committee engaged the Hay Group, an international compensation and human resources consulting firm, to assist in updating and developing compensation programs for the Company, including the executive compensation program. As part of this work, the Hay Group proposed, and the Compensation Committee approved, an airline company peer group for comparison purposes in evaluating NEO compensation. In 2005, based on the increased revenue of the Company, our acquisition of North American Airlines, the creation of the holding company organizational structure, and the limited number of viable comparable airlines, the Compensation Committee and management requested that the Hay Group conduct a review of the Company’s peer group. Based on this review, the peer group was expanded to include additional airline and non-airline transportation companies of a similar size as World Air Holdings. The peer group adopted in 2005 includes:

•	Mesa Air Group, Inc.

•	AirTran Holdings, Inc.

•	Frontier Airlines, Inc.

•	JetBlue Airways Corp.

•	ExpressJet Holdings, Inc.

•	SkyWest, Inc.

•	Republic Airways Holdings, Inc.

•	ABX Air, Inc.

•	MAir Holdings, Inc.

•	GATX Corp.

•	Offshore Logistics (now Bristow Group, Inc.)

•	Overseas Shipholding Group

•	Kirby Corp.

•	SCS Transportation, Inc. (now SAIA, Inc.)

•	Kansas City Southern

The Compensation Committee carefully considered compensation information for this peer group as well as advice and recommendations from management and the Hay Group to assist in determining appropriate changes to the executive compensation program. The compensation program approved for NEOs by the Compensation Committee in late 2005 targeted total direct compensation (defined as base salary plus target annual cash incentive opportunity plus target annual equity opportunity) to the median compensation levels of the new peer group. The Compensation Committee believes that this strategy is somewhat conservative when compared to general industry’s total direct compensation, which includes companies outside the transportation industry. However, it is designed to provide more modest levels of fixed compensation costs as the Company continues to broaden its revenue base and improve operational efficiencies. As such, this strategy also provides for substantial upside potential through annual cash incentive awards for superior financial performance and through the use of equity awards that reward sustained financial performance.

The Compensation Committee annually reviews and approves any base salary increases and other compensation awards/payments for NEOs, including the Chief Executive Officer (CEO). The Chairman of the Board also approves the compensation for the CEO. In making individual compensation decisions for NEOs, the Compensation Committee takes into consideration: (i) the position’s level, scope, and salary range, (ii) an individual NEO’s performance, experience, skills, and leadership abilities, (iii) the importance of the position to World Air Holdings’ success, and (iv) the Company’s financial performance and ability to provide competitive compensation. Adjustments to base salaries may also result from a promotion and/or other significant increase in duties and responsibilities. The Compensation Committee receives recommendations from the CEO regarding base salary changes and other compensation awards/payments for the other NEOs and also exercises its own judgment based on the Compensation Committee’s interaction with each NEO.

2006 Named Executive Officer Compensation Components

For the fiscal year ended December 31, 2006, the principal components of compensation for NEOs were:

Base Salary

Base salary provides an important component of total compensation as it compensates the Company’s NEOs and other employees for regular services performed during the year. However, because base salaries represent a fixed expense, the Compensation Committee and management believe this component should comprise a smaller portion of total executive compensation, while a larger component should be variable and based on Company performance.

In 2004, the peer group data was utilized as a basis for developing the top end of our base salary structure. The updated peer group information obtained in 2005 indicated the need to expand the Company’s job framework and base salary structure and ranges by adding an additional job level at the top of the structure. As a result of the creation of our holding company structure in 2005 and the increased revenue based on our acquisition of North American Airlines, all World Air Holdings jobs were evaluated in terms of scope and complexity and the levels of some jobs were adjusted as a result of this review. The job levels of the following NEO positions were increased as a result of this review: Chief Executive Officer, President, Chief Financial Officer, and Chief Marketing Officer. The Chief Operating Officer positions at both airlines were also evaluated as part of this review.

Mr. Martinez, Mr. MacKinney, and Mr. Binns received increases to their base salaries in 2006. Mr. Martinez’s base salary was increased from $316,000 to $375,000 effective September 1, 2006. This increase reflected the 2005 adjustment to the job level based on the increased responsibilities of the CEO position as a result of the increased revenue size of World Air Holdings as well as Mr. Martinez’s individual performance. This base salary was also established with the intention to move Mr. Martinez’s base salary toward the midpoint of World’s CEO salary range over several years as he fully transitions into this broader role.

Mr. MacKinney’s base salary was increased from $238,500 to $285,000 effective September 1, 2006. This increase reflected the 2005 adjustment to the job level based on the increased responsibilities of the President position as a result of the increased revenue size of World Air Holdings as well as Mr. MacKinney’s individual performance. This base salary was also established with the intention to move Mr. MacKinney’s base salary toward the midpoint of World’s salary range for this position over several years as he fully transitions into this broader role.

Mr. Binns base salary was increased from $180,000 to $210,000 effective July 1, 2006. This increase reflected the 2005 adjustment to the job level based on the increased responsibilities of the Chief Marketing Officer position as a result of the increased revenue size of World Air Holdings as well as Mr. Binn’s individual performance. This base salary was also established with the intention to move Mr. Binns’ base salary toward the midpoint of World’s salary range for this position over several years as he fully transitions into this broader role.

Base salaries for other NEOs were not adjusted in 2006. Mr. Towe and Mr. Wehrenberg were hired in 2006 at base salaries of $300,000 and $190,000 respectively, and were not eligible for increases to their base salaries in 2006. Mr. Wehrenberg also receives a supplement to his salary of $45,000 annually due to salary differentials for the New York area versus the Atlanta, Georgia metropolitan area. Ms. Clark received a supplement for the period of time that she served as Interim CFO in lieu of an increase to her base salary.

Short-term Incentive Program

In addition to base salary, World Air Holdings provides NEOs and other eligible management employees with the opportunity to earn annual cash incentive compensation through the Company’s Management Incentive Compensation Program (MICP). Under the MICP, NEOs are eligible to receive annual cash bonuses which are targeted at a percentage of base salary based on position level. The Compensation Committee intends for this annual cash incentive opportunity to be a substantial component of total NEO compensation. This design supports the Company’s philosophy of controlling the fixed costs related to base salaries and providing significant compensation opportunity through our incentive program to drive the financial performance of the Company, which also directly correlates to enhancing shareholder value. The annual incentive target is designed to be competitive with the peer group with substantial upside potential for achieving superior financial performance. The individual annual incentive target is 65% of base salary for the CEO, 50% for the President, and 40% for the other NEOs, with the exception of Ms. Clark whose target is based on her regular position as Vice President and Corporate Controller of the Company. Ms. Clark was acting in the role of an NEO for an interim period while the Company conducted a search for the Chief Financial Officer. Maximum annual cash bonuses payable to NEOs based on exceptional financial performance are two times the targeted level.

Individual incentive amounts are calculated based upon a percentage of our adjusted net income after payments under our profit sharing plans. Actual bonus payments may be above or below targeted levels based on the Company’s actual financial performance. This feature aligns actual bonus amounts paid to executives with the financial performance of the Company. The program requires a minimum threshold net income level of at least $2 million, after profit sharing plan payments, in order for any payouts to occur. Based on the financial performance of the Company and each of our airline subsidiaries in 2006, no bonuses were payable to NEOs under the MICP for 2006.

The Compensation Committee approved a modified annual incentive program for 2007 which will replace the MICP for NEOs and other eligible employees. The modified program bases awards on achievement of operating margin targets, which are established for each plan year for the company and our airline subsidiaries.

Target individual awards remain the same at 40% to 65% of base salary for NEOs, based on position level, and maximum awards remain at two times target. Awards may be adjusted based on individual performance. Threshold to maximum targets and individual award levels will be reviewed annually. The new program also has a minimum operating margin trigger in order for payouts to occur for NEOs and other eligible employees of World Air Holdings and each airline subsidiary. Payouts for the airline subsidiaries are based on the individual performance of each airline, and payouts for World Air Holdings are based on overall company performance.

The Compensation Committee may also authorize signing and other bonuses at its discretion for purposes of recruiting, rewarding, or retaining required executive talent. In 2006, as part of the offer of employment in order to recruit Mr. Towe to World Air Holdings, the Compensation Committee authorized a signing bonus of $100,000 as well as a guaranteed annual bonus of not less than 50% of Mr. Towe’s pro-rated 2006 base salary.

Long-term Incentives

The third primary component of our compensation program for NEOs is equity awards. While base salary provides current income and the annual incentive program provides cash compensation based on performance for a particular year, equity awards provide a long-term incentive for NEOs. Our equity awards vest over time, creating a retention device for World Air Holdings in order to maintain the executive with the Company for an extended period of time.

Historically, the Company’s primary long-term incentive vehicle has been stock options, which have been granted to NEOs from the Company’s Amended and Restated 1995 Stock Incentive Plan. Stock option grants have generally been awarded on or near the date of the Company’s annual shareholders’ meeting, as part of an offer of employment or promotion, or as a retention device. The authority to grant stock options resides with the Compensation Committee. The Compensation Committee has from time to time delegated this authority to executive management for awards to certain position levels within specific ranges. Stock options have been granted to NEOs with an exercise price equal to the closing price of World Air Holdings stock on the date of grant.

As a result of the Financial Accounting Standards Board’s decision that stock options must be expensed for publicly-held companies beginning in fiscal years ending after June 15, 2005, the Compensation Committee engaged the Hay Group to evaluate the Company’s long-term incentive strategy. As a result of this review, in 2006 the Compensation Committee approved a new long-term incentive strategy which incorporates a blend, based on the value of the awards, of 50% restricted stock awards and 50% stock option grants. The strategy retains 50% of the annual award value as stock option grants to continue to focus NEOs on increasing shareholder value.

The new equity award component includes an annual grant feature which is designed to deliver a value that is a percentage of base salary for each NEO. The long-term incentive value as a percentage of base salary is designed to be competitive with the long-term incentive compensation paid to the Company’s peer group as a percentage of base salary. The CEO’s annual equity award value is targeted at 100% of base salary; the President’s value is targeted at 70% of base salary; the remaining NEOs (with the exception of Ms. Clark whose value is targeted at her regular position level) are targeted at 55% of base salary, based on position level. This strategy also provides for an equity award range in order to adjust the actual amount of an individual NEO’s equity awards based upon individual performance, achievement of objectives, leadership, and potential future contributions.

Following adoption of this new strategy, the Compensation Committee approved a grant of stock options and restricted stock awards to NEOs and other eligible employees for 2006 under the Company’s Amended and Restated 1995 Stock Incentive Plan. Stock option grants occurred on the date of the 2006 annual shareholders’ meeting and have an exercise price equal to the closing price of World Air Holdings stock on the date of grant. The Compensation Committee provided that these options will vest in annual increments of one-third beginning one year following the date of grant. The Compensation Committee approved a longer vesting period for restricted stock since it represents a full value award. Restricted stock awards vest in 25% annual increments beginning one year after the date of grant. The Compensation Committee approved time-based vesting for the 2006 grants for retention purposes since grants had not occurred for most NEOs since 2004.

The Compensation Committee may also authorize restricted stock awards and stock option grants as part of an offer of employment or promotion of an NEO, for retention purposes, or other circumstances as determined by the Compensation Committee. In 2006, the Compensation Committee approved an employment offer award of restricted stock to Mr. Towe which vests in 25% annual increments beginning after two years of service.

Benefits and Perquisites

In general, NEOs are eligible for the same benefits programs as are provided to other eligible Corporate/Administrative employees (i.e., medical, dental, vision care, prescription drugs, basic life insurance, short-term disability, long-term disability, and 401(k) plan participation). As a result of an executive benefits review conducted by the Hay Group, in 2006 the Compensation Committee approved increased life insurance and enhanced long-term disability benefits for NEOs and other executive and non-executive officers of the Company.

The Company does not provide a defined benefit retirement plan nor does it provide any non-qualified retirement plans to NEOs. The Compensation Committee believes that NEOs have the opportunity to accumulate capital through equity awards, which focus NEOs on enhancing shareholder value.

The Company does not provide perquisites, including for example, private jets, country club memberships, Company-furnished motor vehicles or motor vehicle allowances, permanent lodging or defrayment of the cost of personal entertainment. Use of perquisites by the Company is very limited. The Company does offer limited air travel benefits provided through interline agreements with other scheduled air carriers and occasionally on its own aircraft, both of which do not represent an incremental increase in cost to the Company. The Company also provides a perquisite for select members of management, including NEOs, for reasonable cash and non-cash compensation payments (primarily for new hires) related to relocation.

Benefits and perquisites provided to NEOs are summarized in the Summary Compensation Table. With the exception of two NEOs who received perquisites in excess of $10,000 related to relocation expenses/allowances to join the Company, no other NEOs received perquisites in excess of $10,000.

Employment Agreements

The Compensation Committee believes that employment agreements between the Company and NEOs are an important component of attracting and retaining executive talent and for continuity of leadership in our volatile industry. Our employment agreements also include change in control provisions that may provide post-service compensation to executive officers if their employment is terminated following a change in control of the Company. The Compensation Committee’s philosophy is that change in control agreements are appropriate to induce executives to remain with the Company in the event of a proposed or anticipated change in control and through a change in control to facilitate an orderly transition to new ownership. The employment agreements also provide protections to the Company in the form of confidentiality, non-compete, non-solicitation, and non-disparagement provisions.

The employment agreements generally provide for payments to an executive following a termination of employment with the Company by the executive for “good reason” or a termination by World Air Holdings without “cause”, as such terms are defined in the agreements. Our employment agreements do not provide for such payments solely because of a change in control of World Air Holdings. An additional triggering event resulting in the termination of the employment relationship with the executive must occur following a change in control in order for such payments to occur. The triggering events constituting “good reason” and without “cause” were selected as providing protection to the Company and to the executive for unwarranted terminations of employment that could cause harm to World Air Holdings.

All of the Company’s NEOs have employment agreements with the Company, with the exception of Ms. Clark who was acting in the role of an NEO for an interim period only.

During 2006 in conjunction with a routine legal review and update of our employment agreements, the Compensation Committee approved updated employment agreements with NEOs. As a result, amended employment agreements were entered into with Mr. Martinez, Mr. MacKinney, and Mr. Binns in September 2006. Initial employment agreements for Mr. Towe and Mr. Wehrenberg were also executed in 2006 in conjunction with their offers of employment with the Company. For additional information on our employment agreements, see “Summary of Executive Employment Agreements and Potential Payments upon Termination or Change in Control.”

Deductibility of Executive Compensation and Related Tax Considerations

The Company and the Compensation Committee consider and review the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code (the “Code”), which generally provides that the Company may not deduct certain compensation of more than $1,000,000 that is paid to certain individuals. The Compensation Committee has endeavoured to structure our compensation plans to achieve maximum deductibility under Section 162(m) with minimal sacrifices in flexibility and corporate objectives. However, while the Compensation Committee considers tax deductibility as a critical factor it considers in determining compensation, should the Compensation Committee deem it necessary, it may not limit compensation to those levels or types of compensation that will be deductible. The Company has determined that compensation paid under the 2006 compensation program is generally fully deductible for federal income tax purposes.

Section 280G of the Code also prohibits a deduction for payments which exceed a specific amount for certain officers, shareholders, and highly compensated employees if the payments are contingent upon a change in control of the Company. Generally, the deduction for payments in excess of one (1) times the “base amount” is prohibited if “change in control” payments exceed three times the “base amount,” which is computed as the individual’s average compensation from the employer over the preceding five years. In addition, Section 4999 of the Code also imposes a 20% excise tax on the individual for payments made in excess of the deductible amount. The Company’s employment agreements provide for a tax adjustment payment to the executive in such circumstances which would put the executive in the same after tax situation as if no excise tax had applied. The Company has determined that for potential payments to NEOs upon a change in control as of December 31, 2006, any such payments would not exceed the deductible limits under Section 280G nor invoke an excise tax upon any individual NEO. For additional information, see “Summary of Executive Employment Agreements and Potential Payments upon Termination or Change in Control” and the accompanying table.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Compensation Committee

Daniel J. Altobello, Chair
Madeline E. Hamill
Peter M. Sontag

EXECUTIVE COMPENSATION SUMMARY

The following table sets forth information concerning the compensation for services rendered to the Company during the year ended December 31, 2006 that was paid to, awarded to, or earned by, individuals who served as the Company’s (i) Chief Executive Officer, (ii) Chief Financial Officer, and (iii) each of the other three most highly compensated executive officers of the Company for the year ended December 31, 2006, as well as a former executive officer.

2006 Summary Compensation Table

Name	Principal Position	Salary ($)	Bonus ($) (3)	Stock Awards ($) (4)	Option Awards ($) (5)	All Other Compensation ($) (6)	Total ($)
Randy J. Martinez	Chief Executive Officer and Director	$332,792	$—	$253,995	$290,147	$8,577	$885,511

Michael W. Towe	Chief Financial Officer	201,923	200,962	345,480	92,110	22,846	863,321

Jeffrey L. MacKinney	President and Director	252,092	—	124,845	161,193	9,282	547,412

Jeffrey W. Wehrenberg	Chief Operating Officer – North American	166,250	39,375	86,100	115,138	57,308	464,171

Robert R. Binns	Chief Marketing Officer	193,846	—	68,880	101,321	7,277	371,324

Virginia G. Clark (1)	Vice President/ Corporate Controller	140,000	42,310	34,440	46,055	4,727	267,532

Gilberto M. Duarte, Jr. (2)	Executive Vice President	118,044	—	—	—	308,122	426,166

(1)	Virginia G. Clark served as the Company’s interim Chief Financial Officer from December 2005 through April 2006.
(2)	Gilberto M. Duarte, Jr. served as Executive Vice President of World Air Holdings and President of World Risk Solutions until his termination effective June 08, 2006.
(3)	The amount shown consists of incentive compensation earned and accrued as of December 31, 2006.
(4)	The amounts reported represent the compensation expense recognized in the Company’s financial statements for 2006 pursuant to the provision to Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payments (“SFAS 123R”). In accordance with SFAS 123R, the fair value of restricted stock awards is based on the closing price of the Company’s common stock on the date of grant and recognized the expense of the stock awards for financial reporting purposes over the awards vesting period. See Note 8 to the Notes to Consolidated Financial Statements regarding assumptions underlying valuation of equity awards.
(5)	The amounts reported represent the compensation expense recognized in the Company’s financial statements for 2006 pursuant to the provision to SFAS 123R. In accordance with SFAS 123R, the fair value of option awards is based on the closing price of the Company’s common stock on the date of grant and recognized the expense of the options for financial reporting purposes over the awards vesting period. See Note 8 to the Notes to Consolidated Financial Statements regarding assumptions underlying valuation of equity awards.

(6)	All other compensation consists of the following:

Name	Employer 401(k) Contributions ($)	Employer Paid Life Insurance Premiums ($)	Appreciation Checks ($)	Relocation Allowance ($)	Termination Payment ($)	Total ($)
Randy J. Martinez	$7,604	$897	$76	$—	$—	$8,577
Michael W. Towe	—	518	25	22,303	—	22,846
Jeffrey L. MacKinney	8,557	649	76	—	—	9,282
Jeffrey W. Wehrenberg	—	—	25	57,283	—	57,308
Robert R. Binns	7,093	—	184	—	—	7,277
Virginia G. Clark	4,294	248	185	—	—	4,727
Gilberto M. Duarte, Jr.	8,014	—	108	—	300,000	308,122

Grants of Plan Based Awards During Fiscal Year 2006

In 2006, the Company granted restricted stock and stock options to the named executive officers (“NEOs”), as indicated in the table below. The restricted stock vests in annual 25% increments and the stock options vest in 33 1/3% increments, beginning on the first anniversary of the date of grants, with the exception of restricted stock awards issued to Mr. Towe on April 17, 2006 in conjunction with his employment agreement which vest in 25% annual increments beginning upon the completion of two years of service with the Company. Shares of restricted stock and stock options that have not vested will be forfeited in the event the officer’s employment is terminated (i) by the Company for “cause”, or (ii) by the officer for other than “good reason”.

Name	Grant Date	Restricted Stock Awards: Number of Shares of Stock or Units (#)		Stock Option Awards: Number of Shares of Stock or Units (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Restricted Stock and Option Awards ($) (1)(2)
Randy J. Martinez	08/16/2006	—		63,000	7.44	$290,147
	09/01/2006	29,500		—	—	253,995
Michael W. Towe	04/17/2006	30,000	(3)	—	—	276,600
	08/16/2006	—		20,000	7.44	92,110
	09/01/2006	8,000		—	—	68,880
Jeffrey L. MacKinney	08/16/2006	—		35,000	7.44	161,193
	09/01/2006	14,500		—	—	124,845
Jeffrey W. Wehrenberg	08/16/2006	—		25,000	7.44	115,138
	09/01/2006	10,000		—	—	86,100
Robert R. Binns	08/16/2006	—		22,000	7.44	101,321
	09/01/2006	8,000		—	—	68,880
Virginia G. Clark	08/16/2006	—		10,000	7.44	46,055
	09/01/2006	4,000		—	—	34,440
Gilberto M. Duarte, Jr.	—	—		—	—	—

(1)	All the option awards were granted pursuant to the Amended and Restated 1995 Stock Incentive Plan. Unless otherwise indicated, the option awards vest in 33 1/3% annual increments over three years.
(2)	All the stock awards were granted pursuant to the Amended and Restated 1995 Stock Incentive Plan. Unless otherwise indicated, the stock awards vest in 25% annual increments over four years.
(3)	Restricted stock awards issued to Mr. Towe in conjunction with his employment agreement vest in 25% annual increments beginning upon the completion of two years of service with the Company.

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2006, the NEOs had the following outstanding equity awards.

	Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options (#)		Number of Securities Underlying Unexercised Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (2)		Market Value of Shares or Units of Stock That Have Not Vested ($) (3)
Name	Exercisable (1)		Unexercisable
Randy J. Martinez	12,000	*			$1.2500	04/06/2007	29,500		$260,190
	25,000	*			1.6875	06/21/2007
	20,500	*			0.9688	03/28/2008
	22,500	*			0.8400	02/12/2011
	50,000	*			3.3100	11/18/2011
	105,000	*	45,000	*	3.5900	05/12/2012
			63,000		7.4400	08/15/2013
Michael W. Towe			20,000		7.4400	08/15/2013	30,000	(4)	264,600
							8,000		70,560
Jeffrey L. MacKinney	90,000	*			2.8300	08/21/2011	14,500		127,890
	70,000	*	30,000	*	3.5900	05/05/2012
			35,000		7.4400	08/15/2013
Jeffrey W. Wehrenberg			25,000		7.4400	08/15/2013	10,000		88,200
Robert R. Binns	50,000	*	30,000	*	3.5900	05/05/2012	8,000		70,560
			22,000		7.4400	08/15/2013
Virginia G. Clark			10,000		7.4400	08/15/2013	4,000		35,280
Gilberto M. Duarte, Jr.	—		—		—	—	—		—

*	These option awards vested 10% on date of grant, with the remaining shares vesting in 30% annual increments over three years.
(1)	All the above listed option awards were granted pursuant to the Amended and Restated 1995 Stock Incentive Plan. Unless otherwise indicated, the option awards vest in 33 1/3% annual increments over three years.
(2)	All the above listed stock awards were granted pursuant to the Amended and Restated 1995 Stock Incentive Plan. Unless otherwise indicated, the stock awards vest in 25% annual increments over four years.
(3)	Based on the closing price of $8.82 of the common stock of the Company on December 29, 2006.

(4)	Restricted stock awards issued to Mr. Towe in conjunction with his employment agreement vest in 25% annual increments beginning upon the completion of two years of service with the Company.

2006 Option Exercises and Stock Vested

	Options Awards
Name	Number of Shares Acquired or Exercised (#)	Value Realized on Exercise ($) (1)
Gilberto M. Duarte, Jr.	200,000	$1,685,250

(1)	Computed by determining the difference between the market price of the Company’s common stock at the time of exercise and the exercise price of the options to purchase the common stock.

Summary of Executive Employment Agreements and Potential Payments upon Termination or Change in Control

The Company has entered into employment agreements with our NEOs (with the exception of Ms. Clark who is our Vice President and Corporate Controller and served as Interim CFO for a limited period while we conducted a search for a Chief Financial Officer). Material items addressed in these agreements include the term of the arrangement (including renewal provisions), the elements of the executive’s compensation, the amounts and benefits payable upon various termination events (including a change in control of the Company), and restrictive covenants relating to non-competition, non-solicitation, non-disparagement, and confidentiality of information imposed on the executive.

Randy J. Martinez, Chief Executive Officer

The employment agreement between the Company and Randy J. Martinez, the Chief Executive Officer of the Company, is dated September 1, 2006 and is for an initial term of three years. Commencing with the first day of the initial term, the term of such employment agreement renews each day such that the term remains a three-year term from day-to-day thereafter unless either party gives written notice of nonrenewal to the other party. In the event such notice of nonrenewal is given, the employment agreement and the term of employment will expire on the third anniversary following the date such written notice is received. The initial annual base salary is $375,000.

The employment agreement with Mr. Martinez may be terminated: (i) by the Company for cause (as defined in the employment agreement) or without cause; (ii) by Mr. Martinez for good reason (as defined in the employment agreement) or without good reason; or (iii) by the Company or Mr. Martinez as a result of the disability (as defined in the employment agreement) of Mr. Martinez.

If Mr. Martinez’s employment is terminated by the Company without cause or by Mr. Martinez for good reason:

•

the Company will pay Mr. Martinez an amount (the “Martinez Severance Payment”) equal to two times the average of the last three completed calendar years (or the average of the last two full calendar years actually completed in the event Mr. Martinez has completed less than three full calendar years of service) of his annual total cash compensation;

•	the Company will reimburse Mr. Martinez for certain of the costs of obtaining COBRA health continuation coverage; and

•	any unvested stock option and/or restricted stock grants will become fully vested.

If the termination of employment by the Company without cause or by Mr. Martinez for good reason occurs within 12 months following the effective date of a change in control (as defined in the employment agreement), the Martinez Severance Payment is required to be paid in a lump sum within 15 days following the effective date of the termination of employment. Otherwise the Martinez Severance Payment is required to be paid as follows: 50% of such amount is required to be paid within 15 days following the effective date of the termination of employment and the remaining 50% is required to be paid on the first to occur of (i) six months following the termination or (ii) March 15 of the year following the year of termination.

If Mr. Martinez’s employment is terminated as a result of his death or disability, any unvested stock option and/or restricted stock grants will become fully vested, and the Company will pay the costs of certain COBRA health continuation coverage.

In the event of a change in control, all unvested stock option and/or restricted stock grants will vest immediately prior to the effective date of the change in control.

The employment agreement includes provisions for the protection of the Company’s proprietary information and non-competition and non-solicitation provisions.

If any payments to Mr. Martinez would constitute an excess payment under Internal Revenue code Section 280G and be subject to excise tax imposed by Internal Revenue Code Section 4999 on such excess payments, Mr. Martinez would be entitled to a tax “gross-up” payment of such amount that would leave Mr. Martinez in the same tax position as if no such excise tax was applicable.

Jeffrey L. MacKinney, President

The employment agreement between the Company and Jeffrey L. MacKinney, the President of the Company, is dated September 1, 2006, and is for an initial term of three years. Commencing with the first day of the initial term, the term of such employment agreement renews each day such that the term remains a three-year term from day-to-day thereafter unless either party gives written notice of nonrenewal to the other party. In the event such notice of nonrenewal is given, the employment agreement and the term of employment will expire on the third anniversary following the date such written notice is received. The initial annual base salary is $285,000.

The employment agreement with Mr. MacKinney may be terminated: (i) by the Company for cause (as defined in the employment agreement) or without cause; (ii) by Mr. MacKinney for good reason (as defined in the employment agreement) or without good reason; or (iii) by the Company or Mr. MacKinney as a result of the disability (as defined in the employment agreement) of Mr. MacKinney.

If Mr. MacKinney’s employment is terminated by the Company without cause or by Mr. MacKinney for good reason:

•

the Company will pay Mr. MacKinney (the “MacKinney Severance Payment”) an amount equal to two times the average of the last three completed calendar years (or the average of the last two full calendar years actually completed in the event Mr. MacKinney has completed less than three full calendar years of service) of his annual total cash compensation;

•	the Company will reimburse Mr. MacKinney for certain of the costs of obtaining COBRA health continuation coverage; and

•	any unvested stock option and/or restricted stock grants will become fully vested.

If the termination of employment by the Company without cause or by Mr. MacKinney for good reason occurs within 12 months following the effective date of a change in control (as defined in the employment agreement), the MacKinney Severance Payment is required to be paid in a lump sum within 15 days following the effective date of the termination of employment. Otherwise the MacKinney Severance Payment is required to be paid as follows: 50% of such amount is required to be paid within 15 days following the effective date of the termination of employment and the remaining 50% is required to be paid on the first to occur of (i) six months following the termination or (ii) March 15 of the year following the year of termination.

If Mr. MacKinney’s employment is terminated as a result of his death or disability, any unvested stock option and/or restricted stock grants will become fully vested, and the Company will pay the costs of certain COBRA health continuation coverage.

In the event of a change in control, all unvested stock option and/or restricted stock grants will vest immediately prior to the effective date of the change in control.

The employment agreement includes provisions for the protection of the Company’s proprietary information and non-competition and non-solicitation provisions.

If any payments to Mr. MacKinney would constitute an excess payment under Internal Revenue Code Section 280G and be subject to excise tax imposed by Internal Revenue Code Section 4999 on such excess payments, Mr. MacKinney would be entitled to a tax “gross-up” payment of such amount that would leave Mr. MacKinney in the same tax position as if no such excise tax was applicable.

Michael W. Towe, Chief Financial Officer

The employment agreement between the Company and Michael W. Towe, the Chief Financial Officer of the Company, is dated April 17, 2006, and is for an initial term of three years with automatic twelve-month extensions unless either party gives the other party written notice not less than 180 days prior to the end of the initial term or such extensions thereof that the party giving such notice intends not to renew the term of the employment agreement. If such notice is given, the employment agreement and the term of employment will expire at the end of the remaining term then in effect. The initial annual base salary is $300,000.

The employment agreement with Mr. Towe may be terminated: (i) by the Company for cause (as defined in the employment agreement) or without cause; (ii) by Mr. Towe for good reason (as defined in the employment agreement) or without good reason; or (iii) by the Company or Mr. Towe as a result of the disability (as defined in the employment agreement) of Mr. Towe.

If Mr. Towe’s employment is terminated by the Company without cause or by Mr. Towe for good reason:

•	the Company will pay to Mr. Towe an amount (the “Towe Severance Payment”) equal to his base salary in effect at the time of termination;

•	the Company will reimburse Mr. Towe for certain of the costs of obtaining COBRA health continuation coverage; and

•	any unvested stock option and/or restricted stock grants will become fully vested.

If the termination of employment by the Company without cause or by Mr. Towe for good reason occurs within 12 months following the effective date of a change in control (as defined in the employment agreement), the Towe Severance Payment is required to be paid in a lump sum within 10 days following the effective date of the termination of employment. Otherwise such amount is required to be paid as follows: 50% of the Towe Severance Payment is required to be paid within 10 days following the effective date of the termination of employment; 25% is required to be paid within six months thereafter and a final payment of 25% is required to be paid within six months of the previous payment.

If Mr. Towe’s employment is terminated as a result of his death or disability, any unvested stock option and/or restricted stock grants will become fully vested, and the Company will pay the costs of certain COBRA health continuation coverage.

In the event of a change in control, all unvested stock option and/or restricted stock grants will vest immediately prior to the effective date of the change in control.

The employment agreement includes provisions for the protection of the Company’s proprietary information and non-competition and non-solicitation provisions.

If any payments to Mr. Towe would constitute an excess payment under Internal Revenue Code Section 280G and be subject to excise tax imposed by Internal Revenue Code Section 4999 on such excess payments, Mr. Towe would be entitled to a tax “gross-up” payment of such amount that would leave Mr. Towe in the same tax position as if no such excise tax was applicable.

Robert R. Binns, Chief Marketing Officer

The employment agreement between the Company and Robert R. Binns, the Chief Marketing Officer of the Company, is dated September 1, 2006, and provides that following the initial term which ended on April 26, 2007, the term will renew each day such that the term of the employment agreement remains a three-year term from day-to-day thereafter unless either party gives written notice of nonrenewal to the other party. In the event such notice of nonrenewal is given, the employment agreement and the term of employment will expire on the third anniversary following the date such written notice is received. The initial annual base salary is $210,000.

The employment agreement with Mr. Binns may be terminated: (i) by the Company for cause (as defined in the employment agreement) or without cause; (ii) by Mr. Binns for good reason (as defined in the employment agreement) or without good reason; or (iii) by the Company or Mr. Binns as a result of the disability (as defined in the employment agreement) of Mr. Binns.

If Mr. Binns’ employment is terminated by the Company without cause or by Mr. Binns for good reason:

•

the Company will pay to Mr. Binns an amount (the “Binns Severance Payment”) equal to his base salary in effect at the time of the termination during the initial term of the agreement which ended on April 26, 2007, and following the initial term 1.5 times the average of the last three completed calendar years (or the average of the last two full calendar years actually completed in the event Mr. Binns has completed less than three full calendar years of service) of his annual total cash compensation;

•	the Company will reimburse Mr. Binns for certain of the costs of obtaining COBRA health continuation coverage; and

•	any unvested stock option and/or restricted stock grants will become fully vested.

If the termination of employment by the Company without cause or by Mr. Binns for good reason occurs within 12 months following the effective date of a change in control (as defined in the employment agreement), the Binns Severance Payment is required to be paid in a lump sum within 15 days following the effective date of the termination of employment. Otherwise such amount is required to be paid as follows: 50% of the Binns Severance Payment is required to be paid within 15 days following the effective date of the termination of employment and the remaining 50% is required to be paid on the first to occur of (i) six months following the termination or (ii) March 15 of the year following the year of termination.

If Mr. Binns’ employment is terminated as a result of his death or disability, any unvested stock option and/or restricted stock grants will become fully vested, and the Company will pay the costs of certain COBRA health continuation coverage.

In the event of a change in control, all unvested stock option and/or restricted stock grants will vest immediately prior to the effective date of the change in control.

The employment agreement includes provisions for the protection of the Company’s proprietary information and non-competition and non-solicitation provisions.

If any payments to Mr. Binns would constitute an excess payment under Internal Revenue Code Section 280G and be subject to excise tax imposed by Internal Revenue Code Section 4999 on such excess payments, Mr. Binns would be entitled to a tax “gross-up” payment of such amount that would leave Mr. Binns in the same tax position as if no such excise tax was applicable.

Jeffrey W. Wehrenberg, Chief Operating Officer – North American Airlines

The employment agreement between North American Airlines, Inc. (“North American”), a wholly-owned subsidiary of the Company, and Jeffrey W. Wehrenberg, the Chief Operating Officer of North American, is dated May 11, 2006, and is for an initial term of three years with automatic twelve-month extensions unless either party gives the other party written notice not less than 120 days prior to the end of the initial term or such extensions thereof that the party giving such notice intends not to renew the term of the employment agreement. If such notice is given, the employment agreement and the term of employment will expire at the end of the remaining term then in effect. The initial annual base salary is $190,000. The agreement also provides for a supplement to Mr. Wehrenberg’s base salary of $45,000 annually due to salary differentials for the New York area. Mr. Wehrenberg is also eligible to participate in the Company’s bonus plan, equity compensation program, benefits and paid time off programs, and is entitled to indemnification against certain losses.

The employment agreement with Mr. Wehrenberg may be terminated: (i) by North American for cause (as defined in the employment agreement) or without cause; (ii) by Mr. Wehrenberg for good reason (as defined in the employment agreement) or without good reason; or (iii) by North American or Mr. Wehrenberg as a result of the disability (as defined in the employment agreement) of Mr. Wehrenberg.

If Mr. Wehrenberg’s employment is terminated by North American without cause or by Mr. Wehrenberg for good reason:

•	North American will pay to Mr. Wehrenberg an amount (the “Wehrenberg Severance Payment”) equal to his base salary in effect at the time of termination;

•	North American will reimburse Mr. Wehrenberg for certain of the costs of obtaining COBRA health continuation coverage; and

•	any unvested stock option and/or restricted stock grants will become fully vested.

If the termination of employment by North American without cause or by Mr. Wehrenberg for good reason occurs within 12 months following the effective date of a change in control (as defined in the employment agreement), the Wehrenberg Severance Payment is required to be paid in a lump sum within 10 days following the effective date of the termination of employment. Otherwise such amount is required to be paid as follows: 50% of the Wehrenberg Severance Payment is required to be paid within 10 days following the effective date of the termination of employment; 25% is required to be paid within six months thereafter and a final payment of 25% is required to be paid within six months of the previous payment.

If Mr. Wehrenberg’s employment is terminated as a result of his death or disability, any unvested stock option and/or restricted stock grants will become fully vested, and North American will pay the costs of certain COBRA health continuation coverage.

In the event of a change in control, all unvested stock option and/or restricted stock grants will vest immediately prior to the effective date of the change in control.

If any payments to Mr. Wehrenberg would constitute an excess payment under Internal Revenue Code Section 280G and be subject to excise tax imposed by Internal Revenue Code Section 4999 on such excess payments, Mr. Wehrenberg would be entitled to a tax “gross-up” payment of such amount that would leave Mr. Wehrenberg in the same tax position as if no such excise tax was applicable.

The following table shows potential payments to the NEOs upon a not for cause termination or termination for good reason (including a not for cause termination or termination for good reason which occurs within 12 months of a change in control of the Company). The amounts shown assume that: (i) termination was effective as of December 31, 2006, (ii) the cost of COBRA health continuation coverage under the Company’s group health plan, less the executive’s required contributions, for a duration of 12 months (maximum benefit period provided under the executive’s employment agreement), (iii) the value of options that would have become exercisable due to early vesting, is based on the difference between the closing market price on December 29, 2006, the last business day of the year, and the exercise price of the options, and (iv) the value of the restricted stock that would have vested, is based on the closing market price on December 29, 2006.

Name	Payment Upon Not for Cause or Good Reason Termination After a Change in Control Occurs ($)	Health Insurance Benefits ($)	Value of Early Vesting Stock Options ($)	Value of Early Vesting Restricted Stock ($)
Randy J. Martinez	$1,211,466	$11,661	$322,290	$260,190
Michael W. Towe	300,000	11,845	27,600	335,160
Jeffrey L. MacKinney	811,358	8,722	205,200	127,890
Jeffrey W. Wehrenberg	190,000	8,628	34,500	88,200
Robert R. Binns	210,000	11,286	187,260	70,560
Virginia G. Clark	—	—	13,800	35,280

Compensation of Members of the Board and Committees

Directors who are not also executive officers of the Company or of an affiliate of the Company (“Non-Affiliate Directors”) receive $30,000 annually for serving on the Board of Directors of the Company, which amount is paid quarterly in advance. Chairmen of Committees of the Board also receive compensation in the amount of $7,500 per year for such service as Committee Chair, with the exception of the Audit Committee Chair who receives $15,000 per year. In addition, except for the Chairman of the Board who is on retainer for $150,000 annually, each non-employee member of the Board received $1,000 for attending a meeting of the Board or any committee thereof in person and a fee of $250 for participation in any meeting of the Board or a committee thereof held telephonically. Effective October 1, 2006, each non-employee member of the Board received $1,500 for attending a meeting of the Board or any committee thereof in person and a fee of $750 for participation in any meeting of the Board or a committee thereof held telephonically. Non-Affiliate Directors are reimbursed for usual and ordinary expenses of meeting attendance.

On August 16, 2006, Non-Affiliate Directors, other than the Chairman of the Board, were awarded 3,100 shares of restricted stock and the Chairman of the Board was awarded 5,100 shares of restricted stock. Such shares of restricted stock vest on the first anniversary of the date of award, but prior to vesting are forfeited if the non-employee director (including the Chairman) ceases to serve as a member of the Board for any reason, except a change in control of the Company, in which case any remaining unvested shares would become immediately vested.

The following table shows the 2006 compensation for each of the Company’s Non-Affiliate Directors.

Directors Compensation

	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Total ($)
General Ronald R. Fogleman	$150,000	$37,944	$187,944
Daniel J. Altobello	45,250	23,064	68,314
A. Scott Andrews	77,375	23,064	100,439
Joel H. Cowan	46,875	23,064	69,939
Madeline E. Hamill	43,750	23,064	66,814
Russell L. Ray, Jr.	58,250	23,064	81,314
Peter M. Sontag	39,000	23,064	62,064

(1)	The amounts reported represent the compensation expense recognized in the Company’s financial statements for 2006 pursuant to the provision to SFAS 123R. In accordance with SFAS 123R, the fair value of restricted stock awards is based on the closing price of the Company’s common stock on the date of grant and recognized the expense of the stock awards for financial reporting purposes over the awards vesting period. See Note 8 to the Notes to Consolidated Financial Statements regarding assumptions underlying valuation of equity awards.

The Company has a consulting arrangement with John E. Ellington, a former director and former President and Chief Operating Officer of the Company, pursuant to which Mr. Ellington agreed to provide consulting services as may be requested from time to time by the Company until November 1, 2007. The Company pays Mr. Ellington $100,000 per year for these services.

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2006, the Non-Affiliate Directors held the following equity awards.

Name	Vested Stock Options (#)	Unvested Stock Options (#)	Unvested Restricted Stock (#)
General Ronald R. Fogleman	25,000	—	5,100
Daniel J. Altobello	25,000	—	3,100
A. Scott Andrews	10,000	—	3,100
Joel H. Cowan	30,000	—	3,100
Madeline E. Hamill	5,263	4,737	3,100
Russell L. Ray, Jr.	120,000	—	3,100
Peter M. Sontag	20,000	—	3,100

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

Principal Stockholders

The following table sets forth information as of June 1, 2007, unless otherwise indicated, with respect to each person who is known to the Company to be the beneficial owner of more than five percent of the Company’s common stock.

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percent of Shares Owned (1)
Air Transportation Stabilization Board (2)	1,960,589	8.69%
1120 Vermont Avenue Washington, DC 20005

Clinton Group, Inc. (3)	1,353,065	6.0%
32 Old Strip 5th Floor New York, NY 10005

Nicholas Applegate Capital Management LLC (4)	1,224,891	5.43%
600 West Broadway, 29th Floor San Diego, CA 92101

(1)

In setting forth this information, the Company relied upon its stock transfer records and upon Schedule 13D and Schedule 13G filings of, and other information provided by, the persons and entities listed in the table. Beneficial ownership is reported in accordance with the SEC regulations and therefore includes shares of the Company’s common stock which may be acquired within 60 days after June 1, 2007 upon the exercise of outstanding stock options and warrants. Shares of common stock issuable upon the exercise of such options and warrants are deemed outstanding for purposes of computing the percentage of Common Stock owned by the beneficial owner listed in the table, but are not deemed outstanding for purposes of computing the percentage of outstanding common stock owned by any other stockholder. Except as otherwise stated below, all shares are owned directly and of record, and each named person or entity has sole voting and investment power with regard to the shares shown as owned by such person or entity. For each stockholder, “Percent of Class Owned” is based on the 22,570,717 shares of common stock issued and outstanding on June 1, 2007, plus any shares which may be acquired by the stockholder within 60 days after June 1, 2007.

(2)	Represents shares underlying immediately exercisable warrants to purchase common stock.
(3)	In setting forth this information, the Company relied upon the April 24, 2007 Schedule 13D filing of Clinton Group, Inc. (“Clinton Group”) and other information provided by the Clinton Group The number of shares of common stock shown and the following information are based on Schedule 13D/A jointly filed with the SEC on April 25, 2007 by: (a) Clinton Group, Inc., a Delaware corporation (“CGI”); (b) Clinton Multistrategy Master Fund, Ltd., a Cayman Islands company (“CMSF”); (c) Clinton Special Opportunities Master Fund, Ltd., a Cayman Islands company (“CSO”); (d) George E. Hall; and (e) Conrad Bringsjord. By virtue of investment management agreements with each of CMSF and CSO, CGI has the power to vote or direct the voting, and to dispose or direct the disposition, of all of the 1,324,565 shares of common stock held by CMSF and the 28,500 shares of common stock held by CSO. By virtue of his direct and indirect control of CGI, George E. Hall is deemed to have shared voting power and shared dispositive power with respect to all shares of common stock as to which CGI has voting power or dispositive power. By virtue of his position as managing director and senior portfolio manager of CGI, Conrad Bringsjord is also deemed to have shared voting power and shared dispositive power with respect to all shares of common stock as to which CGI has voting power or dispositive power. Accordingly, CGI, Mr. Hall, and Mr. Bringsjord are deemed to have shared voting and shared dispositive power with respect to an aggregate of 1,353,065 shares of common stock.
(4)	In setting forth this information, the Company relied upon the February 14, 2006 Schedule 13G filing of Nicholas Applegate Capital Management (“Applegate”) and other information provided by Applegate.

Directors and Executive Officers

The following table sets forth information, as of June 1, 2007 unless otherwise indicated, with respect to the beneficial ownership of common stock by (a) each director of the Company, (b) each executive officer named in the Summary Compensation Table included in this report, and (c) all current directors and executive officers of the Company as a group.

Name of Beneficial Owner	Capacity	Shares Beneficially Owned (1)		Percent of Class Owned (1)
General Ronald R. Fogleman	Chairman of the Board of Directors	77,653	(2)	*
Daniel J. Altobello	Director	116,880	(3)	*
A. Scott Andrews	Director	61,175	(4)	*
Joel H. Cowan	Director	87,170	(5)	*
Madeline E. Hamill	Director	10,025	(6)	*
Russell L. Ray, Jr.	Director	182,963	(7)	*
Peter M. Sontag	Director	57,135	(8)	*
Randy J. Martinez	Chief Executive Officer and Director	345,752	(9)	*
Jeffrey L. MacKinney	President and Director	204,500	(10)	*
Michael W. Towe	Chief Financial Officer	38,000	(11)	*
Virginia G. Clark	Vice President/Corporate Controller	4,000	(12)	*
Jeffrey W. Wehrenberg	Chief Operating Officer – North American	10,000	(13)	*
Robert R. Binns	Chief Marketing Officer	88,000	(14)	*
Directors and Executive Officers as a Group (16 persons)		1,452,765	(15)	6.4%

*	Individual is the beneficial owner of less than one percent (1%) of the outstanding common stock.
(1)

In setting forth this information, the Company relied on its stock transfer records and other information provided by the persons listed in the table. Beneficial ownership is reported in accordance with SEC regulations and therefore includes shares of common stock that may be acquired within 60 days after June 1, 2007, upon the exercise of outstanding stock options and warrants. Shares of common stock issuable upon the exercise of such options and warrants are deemed outstanding for purposes of computing the percentage of common stock owned by the beneficial owner listed in the table, but are not deemed outstanding for purposes of computing the percentage of outstanding common stock owned by any other stockholder. Except as otherwise stated below, all shares are owned directly and of record, and each named person has sole voting and investment power with regard to the shares shown as owned by such person. For each stockholder, “Percent of Class Owned” is based on the 22,570,717 shares of common stock issued and outstanding on June 1, 2007 plus any shares that may be acquired by the stockholder as a result of the exercise of existing options and warrants within sixty (60) days after June 1, 2007.

(2)	Consists of (i) 25,000 shares of common stock issuable to General Fogleman upon the exercise of options granted, (ii) 15,100 shares of common stock that he owns directly and (iii) 37,553 shares of common stock that he owns indirectly.
(3)	Consists of (i) 25,000 shares of common stock issuable to Mr. Altobello upon the exercise of options granted, and (ii) 13,100 shares that he owns directly and (iii) 78,780 shares of common stock that he owns indirectly.
(4)	Consists of (i) 10,000 shares of common stock issuable to Mr. Andrews upon the exercise of options granted, and (ii) 51,175 shares of common stock that he owns directly.
(5)	Consists of (i) 30,000 shares of common stock issuable to Mr. Cowan upon the exercise of options granted, and (ii) 3,100 shares that he owns directly and (iii) 54,070 shares of common stock that he owns indirectly.
(6)	Consists of (i) 6,925 shares of common stock issuable to Ms. Hamill upon the exercise of options granted and (ii) 3,100 shares of common stock that she owns directly.
(7)	Consists of (i) 20,000 shares of common stock issuable to Mr. Ray upon the exercise of options granted, (ii) 157,070 shares of common stock that he owns directly, and (iii) 5,893 shares of common stock owned in a rollover IRA account.
(8)	Consists of (i) 20,000 shares of common stock issuable to Mr. Sontag upon the exercise of options granted, and (ii) 37,135 shares of common stock that he owns directly.
(9)	Consists of (i) 268,000 shares of common stock issuable to Mr. Martinez upon the exercise of options granted, and (ii) 77,752 shares of common stock that he owns directly.
(10)	Consists of (i) 190,000 shares of common stock issuable to Mr. MacKinney upon the exercise of options granted, and (ii) 14,500 shares of common stock that he owns directly.
(11)	Consists of 38,000 shares of common stock that Mr. Towe owns directly.
(12)	Consists of 4,000 shares of common stock that Ms. Clark owns directly.
(13)	Consists of 10,000 shares of common stock that Mr. Wehrenberg owns directly.
(14)	Consists of (i) 80,000 shares of common stock issuable to Mr. Binns upon the exercise of options granted, and (ii) 8,000 shares of common stock that he owns directly.
(15)	Consists of (i) 825,725 shares of common stock issuable upon the exercise of options, and (ii) 627,040 shares of common stock which the persons in the group own directly or indirectly.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2006 regarding compensation plans under which equity securities of the Company are authorized for issuance.

Plan Category	Number of Securities To Be Issued Upon Exercise of Options, Warrants and Rights	Weighted Average Exercise Price of Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity Compensation Plans Approved by Security Holders	3,751,889	$2.53	1,238,862
Equity Compensation Plans Not Approved by Security Holders	30,000	3.32	139,000

Total	3,781,889	$2.54	1,377,862

Item 13.	Certain Relationships and Related Transactions.

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

The following table presents fees for professional audit services rendered by KPMG LLP (“KPMG”) for the audit of the Company’s annual financial statements for 2006 and 2005, and fees billed for other services rendered by KPMG.

	2006	2005
Audit fees(1)	$6,120,000	$5,670,000
Audit-related fees(2)	—	174,000

Audit and audit-related fees	6,120,000	5,844,000
Tax fees(3)	65,000	495,000
All other fees	—	—

Total fees	$6,185,000	$6,339,000

(1)	Audit fees include annual audit and limited quarterly review fees as well as review of SEC filings and consents.
(2)	Audit-related fees consisted principally of fees for audits of financial statements of certain employee benefit plans in 2005 and due diligence services.
(3)	Tax fees consisted of fees for tax advisory and tax compliance services.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) (1)	Financial Statements

•	Consolidated Balance Sheets, December 31, 2006 and 2005

•	Consolidated Statements of Operations, Years Ended December 31, 2006, 2005 and 2004

•	Consolidated Statements of Changes in Stockholders’ Equity/(Deficit), Years Ended December 31, 2006, 2005 and 2004

•	Consolidated Statements of Cash Flows, Years Ended December 31, 2006, 2005 and 2004

•	Notes to Consolidated Financial Statements

•	Reports of Independent Registered Public Accounting Firm

(2)	Financial Statement Schedules

NOTE: All schedules are omitted because the requisite information is either presented in the financial statements or notes thereto or is not present in amounts sufficient to require submission of the schedules.

(b) Exhibits

Exhibit No.	Description
2.1*	Agreement and Plan of Merger, dated as of January 10, 2005, by and among World Airways, Inc., World Air Holdings, Inc., and World Merger Subsidiary, Inc. (incorporated by reference to Exhibit 2.1 to World Air Holdings, Inc.’s Current Report on Form 8-K, filed with the SEC on January 10, 2005).

2.2*	Transfer Agreement, dated as of January 10, 2005, by and between World Air Holdings, Inc. and World Airways, Inc. (incorporated by reference to Exhibit 2.2 to World Air Holdings, Inc.’s Current Report on Form 8-K, filed with the SEC on January 10, 2005).

3.1*	Amended and Restated Certificate of Incorporation of World Air Holdings, Inc. (incorporated by reference to Exhibit 3.1 to World Air Holdings, Inc.’s Current Report on Form 8-K, filed with the SEC on January 10, 2005).

3.2*	Bylaws of World Air Holdings, Inc. (incorporated by reference to Exhibit 3.2 to World Air Holdings, Inc.’s Current Report on Form 8-K, filed with the SEC on January 10, 2005).

4.1*	Indenture, dated as of December 30, 2003, by and between World Airways, Inc. and Wachovia Bank, National Association, as trustee (incorporated by reference to Exhibit 99.1 to World Airways, Inc.’s Current Report on Form 8-K, filed with the SEC on January 21, 2004).

4.2*	First Supplemental Indenture, dated as of January 10, 2005, by and among World Air Holdings, Inc., World Airways, Inc., and Wachovia Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to World Air Holdings, Inc.’s Current Report on Form 8-K, filed with the SEC on January 10, 2005).

4.3*	Form of World Air Holdings, Inc. and World Airways, Inc., 8.0% Convertible Senior Subordinated Debentures due 2009 (incorporated by reference to Exhibit 4.3 to World Air Holdings, Inc.’s and World Airways, Inc.’s Registration Statement on Form S-3, File No. 333-113135, filed with the SEC on January 24, 2005).

4.4*	Form of Purchase Agreement relating to the Company’s 8.0% Convertible Senior Subordinated Debentures due 2009 (incorporated by reference to Exhibit 99.1 to World Airways, Inc.’s Current Report on Form 8-K, filed on November 12, 2003).

4.5*	Registration Rights Agreement, dated as of December 30, 2003, by and among World Airways, Inc. and the purchasers of 8.0% Convertible Senior Subordinated Debentures due 2009 (incorporated by reference to Exhibit 99.2 to World Airways, Inc.’s Current Report on Form 8-K, filed with the SEC on January 21, 2004).

4.6*	Registration Rights Agreement, dated as of December 30, 2003, by and among World Airways, Inc. and the Air Transportation Stabilization Board (incorporated by reference to Exhibit 99.9 to World Airways, Inc.’s Current Report on Form 8-K, filed with the SEC on January 21, 2004).

4.7*	Joinder to Registration Rights Agreement, dated as of January 10, 2005, by and among World Air Holdings, Inc., World Airways, Inc. and the Air Transportation Stabilization Board (incorporated by reference to Exhibit 10.5 to World Air Holdings, Inc.’s Current Report on Form 8-K, filed with the SEC on January 10, 2005).

4.8*	Warrant No. D-1-1, dated as of January 10, 2005, in favor of the Air Transportation Stabilization Board (incorporated by reference to Exhibit 10.6 to World Air Holdings, Inc.’s Current Report on Form 8-K, filed with the SEC on January 10, 2005).

4.9*	Warrant No. D-1-2, dated as of January 10, 2005, in favor of the Air Transportation Stabilization Board (incorporated by reference to Exhibit 10.7 to World Air Holdings, Inc.’s Current Report on Form 8-K, filed with the SEC on January 10, 2005).

4.10*	Warrant No. D-1-4, dated as of January 10, 2005, in favor of the Air Transportation Stabilization Board (incorporated by reference to Exhibit 10.8 to World Air Holdings, Inc.’s Current Report on Form 8-K, filed with the SEC on January 10, 2005).

10.1*	Loan Agreement, dated as of December 30, 2003, by and among World Airways, Inc., as borrower, Govco Incorporated, as primary Tranche A lender, Citibank, N.A., as alternate Tranche A lender, collateral agent and agent, Citicorp North America Inc., as Govco administrative agent, Citicorp USA Inc., as Tranche B lender, Phoenix American Financial Services, Inc., as loan administrator, and the Air Transportation Stabilization Board (incorporated by reference to Exhibit 99.3 to World Airways, Inc.’s Current Report on Form 8-K, filed with the SEC on January 21, 2004).

10.2*	Waiver to Loan Agreement, dated as of January 10, 2005, by and between World Airways, Inc. and the Air Transportation Stabilization Board (incorporated by reference to Exhibit 10.1 to World Air Holdings, Inc.’s Current Report on Form 8-K, filed with the SEC on January 10, 2005).

10.3*	Amendment No. 1 and Waiver to Loan Agreement, dated as of April 27, 2005, by and among World Airways, Inc., North American Airlines, Inc., World Airways Parts Company, LLC, Govco Incorporated, as primary Tranche A lender, Citicorp North American Inc., as Govco administrative agent, the other lenders, Citibank, N.A., as agent for the lenders and collateral agent, International Lease Finance Corporation, as supplemental guarantor and the Air Transportation Stabilization Board (incorporated by reference to Exhibit 10.5 to World Air Holdings, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005, filed with the SEC on May 16, 2005).

10.4*	Waiver to Loan Agreement, dated as of October 28, 2005, by and among World Airways, Inc., North American Airlines, Inc., World Air Holdings, Inc. and the Air Transportation Stabilization Board.

10.5*	Waiver to Loan Agreement, dated as of November 11, 2005, by and among World Airways, Inc., North American Airlines, Inc., World Air Holdings, Inc. and the Air Transportation Stabilization Board.

10.6*	Amendment No. 1 to Waiver to Loan Agreement, dated as of November 30, 2005, by and among World Airways, Inc., North American Airlines, Inc., World Air Holdings, Inc. and the Air Transportation Stabilization Board.

10.7*	Amendment No. 2 to Waiver to Loan Agreement, dated as of December 15, 2005, by and among World Airways, Inc., North American Airlines, Inc., World Air Holdings, Inc. and the Air Transportation Stabilization Board.

10.8*	Joinder to Loan Agreement, dated as of January 10, 2005, entered into by World Air Holdings, Inc. (incorporated by reference to Exhibit 10.2 to World Air Holdings, Inc.’s Current Report on Form 8-K, filed with the SEC on January 10, 2005).

10.9*	Parent Guarantee, dated as of January 10, 2005, entered into by World Air Holdings, Inc. (incorporated by reference to Exhibit 10.3 to World Air Holdings, Inc.’s Current Report on Form 8-K, filed with the SEC on January 10, 2005).

10.10*	Intellectual Property Security Agreement, dated as of December 30, 2003, in favor of Citibank, N.A., the lenders signatory thereto, the Air Transportation Stabilization Board and International Lease Finance Corporation (incorporated by reference to Exhibit 10.3 to World Airways, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the SEC on March 29, 2004).

10.11*	Payoff Letter, dated as of December 30, 2003, issued by Wells Fargo Foothill, Inc. in favor of the Company (incorporated by reference to Exhibit 10.4 to World Airways, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the SEC on March 29, 2004).

10.12*	Mortgage and Security Agreement, dated as of December 30, 2003, by and among World Airways, Inc. and World Airways Parts Company, LLC, as grantors, in favor of Citibank, N.A., as collateral agent (incorporated by reference to Exhibit 99.4 to World Airways, Inc.’s Current Report on Form 8-K, filed with the SEC on January 21, 2004).

10.13*	Joinder to and Modification of Mortgage and Security Agreement, dated as of January 10, 2005, by and among World Air Holdings, Inc., World Airways, Inc., World Airways Parts Company, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.4 to World Air Holdings, Inc.’s Current Report on Form 8-K, filed with the SEC on January 10, 2005).

10.14*	Amended and Restated Mortgage and Security Agreement, dated as of April 27, 2005, by and among World Air Holdings, Inc., World Airways, Inc., World Airways Parts Company, LLC and North American Airlines, Inc., as grantors, in favor of Citibank, N.A., as collateral agent (incorporated by reference to Exhibit 10.6 to World Air Holdings, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005, filed with the SEC on May 16, 2005).

10.15*	Blocked Account Agreement, dated as of December 30, 2003, by and among World Airways, Inc., Wachovia Bank, National Association and Citibank, N.A., as collateral agent.

10.16*	First Amendment to Blocked Account Agreement, dated as of May 25, 2005, by and among World Airways, Inc., Wachovia Bank, National Association and Citibank, N.A., as collateral agent.

10.17*	Blocked Account Control Agreement, dated as of April 27, 2005, by and among North American Airlines, Inc., Citibank, N.A., as collateral agent and Citibank, N.A., as depositary.

10.18*	Blocked Account Agreement, dated as of May 25, 2005, by and among World Air Holdings, Inc., Wachovia Bank, National Association and Citibank, N.A., as collateral agent.

10.19*	Blocked Account Agreement, dated as of May 25, 2005, by and among North American Airlines, Inc., Wachovia Bank, National Association and Citibank, N.A., as collateral agent.

10.20*	Stock Purchase Agreement, dated as of April 27, 2005, by and among World Air Holdings, Inc., North American Airlines, Inc., Dan McKinnon, in his individual capacity and as trustee of the Dan and Janice McKinnon Family Trust (incorporated by reference to Exhibit 10.1 to World Air Holdings, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005, filed with the SEC on May 16, 2005).

10.21*	Guaranty of Agreement, dated as of April 27, 2005, entered into by World Airways (incorporated by reference to Exhibit 10.2 to World Air Holdings, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005, filed with the SEC on May 16, 2005).

10.22*	Escrow Agreement, dated as of April 27, 2005, entered into by and among World Air Holdings, Inc., Dan McKinnon, as trustee and SunTrust Bank, as escrow agent (incorporated by reference to Exhibit 10.3 to World Air Holdings, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005, filed with the SEC on May 16, 2005).

10.23*	Termination and Release, dated as of April 27, 2005, by and among Dan McKinnon, in his individual capacity and as trustee, Janice McKinnon, in her individual capacity and World Air Holdings, Inc. (incorporated by reference to Exhibit 10.4 to World Air Holdings, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005, filed with the SEC on May 16, 2005).

10.24*	Subsidiary Guarantee, dated as of April 27, 2005, by North American Airlines, Inc., as subsidiary guarantor, in favor of Citibank, N.A., as agent, Govco, as administrative agent, the lenders, International Lease Finance Corporation, as supplemental guarantor, Phoenix American Financial Services, as the loan administrator and the Air Transportation Stabilization Board (incorporated by reference to Exhibit 10.7 to World Air Holdings, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005, filed with the SEC on May 16, 2005).

10.25*	Holdings Guaranty (World Airways, Inc.), dated as of April 27, 2005, by World Air Holdings, Inc., as guarantor, in favor of International Lease Finance Corporation, as lessor under the leases (incorporated by reference to Exhibit 10.8 to World Air Holdings, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005, filed with the SEC on May 16, 2005).

10.26*	Holdings Guaranty (North American Airlines, Inc.), dated as of April 27, 2005, by World Air Holdings, Inc., as guarantor, in favor of International Lease Finance Corporation, as lessor under the leases (incorporated by reference to Exhibit 10.9 to World Air Holdings, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005, filed with the SEC on May 16, 2005).

10.27*	Form of Irrevocable Stock Power of World Air Holdings, Inc., assigning interest in World Risk Solutions, Ltd. (incorporated by reference to Exhibit 10.9 to World Air Holdings, Inc.’s Current Report on Form 8-K, filed with the SEC on January 10, 2005).

10.28*	Form of Irrevocable Stock Power of World Air Holdings, Inc., assigning interest in World Airways, Inc. (incorporated by reference to Exhibit 10.10 to World Air Holdings, Inc.’s Current Report on Form 8-K, filed with the SEC on January 10, 2005).

10.29*	Lease Agreement, dated as of March 26, 2004, by and between World (DE) QRS 15-65, Inc., as landlord and World Airways, Inc., as tenant (incorporated by reference to Exhibit 99.1 to World Airways, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004, filed with the SEC on May 14, 2004).

10.30*	World Airways Parts Company, LLC Limited Liability Company Agreement, dated as of November 27, 2002 (incorporated by reference to Exhibit 10.24 to World Airways, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed with the SEC on March 27, 2003).

10.31*	Support and Management Agreement, dated as of December 12, 2002, by and between World Airways, Inc. and World Airways Parts Company, LLC (incorporated by reference to Exhibit 10.25 to World Airways, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed with the SEC on March 27, 2003).

10.32*	Credit Agreement, dated as of March 30, 2006, among World Airways, Inc. and North American Airlines, Inc., as Borrowers, World Air Holdings, Inc. and World Airways Parts Company, LLC as Guarantors, and Wachovia Bank, National Association, as Agent and Lender (incorporated by reference to Exhibit 10.1 to World Air Holdings, Inc.’s Current Report on Form 8-K on March 31, 2006, filed with the SEC on April 4, 2006).

10.33*	Guaranty, dated as of March 30, 2006, given by World Air Holdings, Inc. and World Airways Parts Company, LLC as Guarantors in favor of Wachovia Bank, National Association, as Agent and Lender (incorporated by reference to Exhibit 10.2 to World Air Holdings, Inc.’s Current Report on Form 8-K on March 31, 2006, filed with the SEC on April 4, 2006).

10.34*	Security Agreement, dated as of March 30, 2006, among World Airways, Inc., North American Airlines, Inc., World Air Holdings, Inc. and World Airways Parts Company, LLC in favor of Wachovia Bank, National Association as Agent and Lender (incorporated by reference to Exhibit 10.3 to World Air Holdings, Inc.’s Current Report on Form 8-K on March 31, 2006, filed with the SEC on April 4, 2006).

10.36*+	Restricted Stock Plan for Eligible Employees of the Company, including forms for Award Agreements and Stock Option Agreements (incorporated by reference to Exhibit 10.17 to World Airways, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed with the SEC on April 1, 2002).

10.37+	Form of Indemnification Agreement with Directors.

10.38+	Form of Indemnification Agreement with Executive Officers

10.39*+	World Airways, Inc. Non-Employee Directors’ Plan (incorporated by reference to Exhibit 10.46 to World Airways, Inc.’s Registration Statement on Form S-1/A, No. 33-95488, filed with the SEC on October 4, 1995).

10.40*+	World Air Holdings, Inc. Amended and Restated 1995 Stock Incentive Plan (incorporated by reference to Appendix B to World Airways, Inc.’s definitive proxy statement, filed with the SEC on April 7, 2004).

10.41*+	Amended and Restated Employment Agreement, dated as of May 1, 2005, by and between North American Airlines, Inc. and Steven E. Harfst (incorporated by reference to Exhibit 99.1 to World Air Holdings, Inc.’s Current Report on Form 8-K on April 27, 2005, filed with the SEC on May 3, 2005).

10.42*+	Employment Agreement, dated as of September 1, 2006, by and between World Air Holdings, Inc. and Randy J. Martinez (incorporated by reference to Exhibit 10.1to World Air Holdings, Inc.’s Current Report on Form 8-K, filed with the SEC on September 5, 2006).

10.43*+	Second Amended and Restated Employment Agreement dated as of May 6, 2004, by and between World Airways, Inc. and Gilberto M. Duarte, Jr. (incorporated by reference to Exhibit 99.3 to World Airways, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004, filed with the SEC on August 13, 2004).

10.44*+	Employment Agreement, dated as of September 1, 2006, by and between World Air Holdings, Inc. and Jeffrey L. MacKinney (incorporated by reference to Exhibit 10.2 to World Air Holdings, Inc.’s Current Report on Form 8-K, filed with the SEC on September 5, 2006).

10.45*+	Employment Agreement, dated as of September 1, 2006, by and between World Air Holdings, Inc. and Charles H. J. Addison (incorporated by reference to Exhibit 10.4 to World Air Holdings, Inc.’s Current Report on Form 8-K/A, filed with the SEC on September 6, 2006).

10.46*+	Employment Agreement, dated as of September 1, 2006, by and between World Air Holdings, Inc. and Robert R. Binns (incorporated by reference to Exhibit 10.3 to World Air Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on September 5, 2006).

10.47*+	Employment Agreement, dated as of September 1, 2006, by and between World Air Holdings, Inc. and Charles P. McDonald (incorporated by reference to Exhibit 10.5 to World Air Holdings, Inc.’s Current Report on Form 8-K, filed with the SEC on September 5, 2006).

10.48*+	Employment Agreement, dated as of September 1, 2006, by and between World Air Holdings, Inc. and Mark M. McMillin (incorporated by reference to Exhibit 10.6 to World Air Holdings, Inc.’s Current Report on Form 8-K, filed with the SEC on September 5, 2006).

10.49*+	Employment Agreement, dated as of April 17, 2006, by and between World Air Holdings, Inc. and Michael W. Towe (incorporated by reference to Exhibit 99.1 to World Air Holdings, Inc.’s Current Report on Form 8-K, filed with the SEC on April 19, 2006).

10.50*+	Employment Agreement, dated as of May 11, 2006, by and between North American Airlines, Inc. and Jeffrey W. Wehrenberg (incorporated by reference to Exhibit 99.1 to World Air Holdings, Inc.’s Current Report on Form 8-K, filed with the SEC on May 16, 2006).

12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of American Appraisal Associates, Inc.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference pursuant to Rule 12b-32 of the Exchange Act.
+	Management contract or compensatory plan or arrangement.

Status of Prior Documents

World Air Holdings’ Annual Report on Form 10-K for the year ended December 31, 2006, at the time of the filing with the SEC shall modify and supersede all prior documents filed pursuant to Sections 13, 14 and 15(d) of the Securities Exchange Act of 1934, as amended, for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act which incorporates by reference such Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLD AIR HOLDINGS, INC.

By:	/s/ Michael W. Towe
Michael W. Towe
Chief Financial Officer

July 3, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Randy J. Martinez	Chief Executive Officer and Director	July 3, 2007
Randy J. Martinez

/s/ Jeffrey L. MacKinney	President and Director	July 3, 2007
Jeffrey L. MacKinney

/s/ Michael W. Towe	Chief Financial Officer	July 3, 2007
Michael W. Towe

/s/ Ronald R. Fogleman	Chairman and Director	July 3, 2007
Ronald R. Fogleman

/s/ Daniel J. Altobello	Director	July 3, 2007
Daniel J. Altobello

/s/ A. Scott Andrews	Director	July 3, 2007
A. Scott Andrews

/s/ Joel H. Cowan	Director	July 3, 2007
Joel H. Cowan

/s/ Madeline E. Hamill	Director	July 3, 2007
Madeline E. Hamill

/s/ Russell L. Ray, Jr.	Director	July 3, 2007
Russell L. Ray, Jr.

/s/ Peter M. Sontag	Director	July 3, 2007
Peter M. Sontag