Form 10-Q
period 2007-03-31
WORLD AIR HOLDINGS, INC.
filed 2007-08-03
CIK 949240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2007

or

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

The number of shares of the registrant’s Common Stock outstanding on August 1, 2007 was approximately 22,616,717.

WORLD AIR HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

ITEM 1. FINANCIAL STATEMENTS

WORLD AIR HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Current assets
Cash and cash equivalents	$33,966	$31,198
Restricted cash	1,915	1,087
Short-term investments	10,500	—
Trade accounts receivable, less sales allowance and allowance for doubtful accounts of $2,074 at March 31, 2007 and $1,623 at December 31, 2006	32,452	27,944
Other receivables	13,477	16,112
Prepaid expenses and other current assets	18,426	19,697
Deferred income taxes	3,086	1,261

Total current assets	113,822	97,299
Equipment and property
Flight and other equipment	85,648	84,048
Less: accumulated depreciation and amortization	49,523	48,613

Net equipment and property	36,125	35,435
Goodwill and other intangible assets
Goodwill	25,370	25,370
Other intangible assets, net of accumulated amortization of $1,799 at March 31, 2007 and $1,614 at December 31, 2006	6,296	6,481

Net goodwill and other intangible assets	31,666	31,851
Long-term deposits	27,831	28,481
Other assets and deferred charges, net of accumulated amortization of $246 at March 31, 2007 and $185 at December 31, 2006	6,437	5,684

Total assets	$215,881	$198,750

See accompanying Notes to Condensed Consolidated Financial Statements

WORLD AIR HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31, 2007	December 31, 2006
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$60,552	$52,372
Current portion of accrued rent	4,575	3,945
Current portion of deferred rent	1,772	2,007
Unearned revenue	17,760	18,163
Accrued maintenance	13,726	14,504
Accrued salaries, wages and profit sharing	17,305	15,814
Accrued taxes	10,761	6,413

Total current liabilities	126,451	113,218

Deferred gain from sale-leaseback transactions, net of accumulated amortization of $5,365 at March 31, 2007 and $5,263 at December 31, 2006	159	244
Accrued post-retirement benefits	8,067	7,804
Accrued and deferred rent, net of current portion	9,027	9,128
Deferred income taxes	—	1,225
Other liabilities	3,442	—

Total liabilities	147,146	131,619

Stockholders’ equity
Preferred stock, $.001 par value (5,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock, $.001 par value (100,000,000 shares authorized; 22,551,217 shares issued and outstanding at March 31, 2007; 22,367,317 shares issued and outstanding at December 31, 2006)	23	22
Additional paid-in capital	38,111	37,021
Retained earnings	30,379	29,861
Other comprehensive income	222	227

Total stockholders’ equity	68,735	67,131

Commitments and contingencies	—	—
Total liabilities and stockholders’ equity	$215,881	$198,750

See accompanying Notes to Condensed Consolidated Financial Statements

WORLD AIR HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2007	2006
Operating revenues
Flight operations	$222,477	$215,867
Other	374	386

Total operating revenues	222,851	216,253

Operating expenses
Flight	68,103	61,415
Maintenance	33,575	30,434
Aircraft costs	31,764	29,261
Fuel	51,706	49,329
Flight operations subcontracted to other carriers	250	2,106
Commissions	11,787	10,965
Depreciation and amortization	1,852	1,671
Sales, general and administrative	22,984	21,626

Total operating expenses	222,021	206,807

Operating income	830	9,446
Other income (expense)
Interest expense	(1)	(3,573)
Interest income	345	339
Other, net	(78)	(114)

Total other income (expense)	266	(3,348)

Earnings before income tax expense	1,096	6,098
Income tax expense	578	2,556

Net earnings	$518	$3,542

Basic earnings per share
Net earnings	$0.02	$0.15

Weighted average shares outstanding	22,513	23,938
Diluted earnings per share
Net earnings	$0.02	$0.13

Weighted average shares outstanding	24,714	26,569

See accompanying Notes to Condensed Consolidated Financial Statements

WORLD AIR HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES

IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

THREE MONTHS ENDED MARCH 31, 2007

(in thousands, except share amounts)

(unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balances at December 31, 2006	$22	$37,021	$29,861	$227	$67,131
Net income	—	—	518	—	518
Other comprehensive income, net	—	—	—	(5)	(5)

Comprehensive income					513
Exercise of 185,400 stock options	1	220	—	—	221
Excess tax benefit of stock option exercises	—	563	—	—	563
Amortization of warrants	—	34	—	—	34
Stock-based compensation	—	273	—	—	273

Balances at March 31, 2007	$23	$38,111	$30,379	$222	$68,735

See accompanying Notes to Condensed Consolidated Financial Statements

WORLD AIR HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2007 and 2006

(in thousands)

(unaudited)

	2007	2006
Cash and cash equivalents at beginning of year	$31,198	$46,202

Cash flow from operating activities
Net earnings	518	3,542
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,852	1,671
Amortization of deferred gain	(102)	(101)
Loss on disposals of equipment and property	297	114
Amortization of warrants and debt issuance costs	95	2,701
Deferred income taxes	(2,296)	(1,168)
Provision for doubtful accounts	529	50
Stock-based compensation	273	111
Other	(5)	35

Changes in operating assets and liabilities, exclusive of acquisitions:
Trade and other receivables	(2,402)	9,720
Restricted cash	(828)	3,255
Deposits, prepaid expenses and other assets	418	3,555
Accounts payable, accrued expenses and other liabilities	16,973	(773)
Unearned revenue	(403)	1,005

Net cash provided by operating activities	14,919	23,717

Cash flows from investing activities
Purchases of equipment and property	(2,418)	(2,238)
Net (purchases) and sales of short term investments	(10,500)	(2)
Proceeds from disposals of equipment and property	48	161

Net cash used in investing activities	(12,870)	(2,079)

Cash flows from financing activities
Repayment of debt	—	(24,000)
Proceeds from exercise of stock options	221	166
Excess tax benefit from employees stock-based compensation plan	498	59

Net cash provided by (used in) financing activities	719	(23,775)

Net increase (decrease) in cash and cash equivalents	2,768	(2,137)

Cash and cash equivalents at end of period	$33,966	$44,065

Supplemental information:
Interest paid	$—	$363
Income taxes paid	$81	$39

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

Management believes that all adjustments necessary to present fairly the financial position of World Air Holdings, Inc. as of March 31, 2007 and the results of operations for the respective three-months ended March 31, 2007 have been included in the unaudited Condensed Consolidated Financial Statements for the interim periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and the results of operations for the three-month period ended March 31, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007.

The Consolidated Balance Sheet for December 31, 2006 is from the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”). These interim period Consolidated Financial Statements and accompanying footnotes should be read in conjunction with the Consolidated Financial Statements contained in the 2006 Form 10-K.

2.	Segment Reporting

The Company has two operating segments, World Airways and North American. Financial and other information for the three-month periods ended March 31, 2007 and 2006 by reporting segment is set forth below (in thousands).

	Three Months Ended March 31, 2007
	World Airways	North American	World Air Holdings, World Risk Solutions, and Eliminations	Total
Total operating revenues	$138,807	$84,827	$(783)	$222,851
Total operating expenses	$135,598	$86,803	$(380)	$222,021
Operating income/(loss)	$3,209	$(1,976)	$(403)	$830
Total assets	$119,755	$87,811	$8,315	$215,881

	Three Months Ended March 31, 2006
	World Airways	North American	World Air Holdings, World Risk Solutions, and Eliminations	Total
Total operating revenues	$158,382	$58,098	$(227)	$216,253
Total operating expenses	$148,633	$57,786	$388	$206,807
Operating income (loss)	$9,749	$312	$(615)	$9,446
Total assets	$159,800	$78,062	$2,854	$240,716

3.	Long-Term Deposits

Long-term deposits of $27.8 million at March 31, 2007 consisted of aircraft and engine (flight equipment) deposits of $27.3 million and building and miscellaneous deposits of $0.5 million. At December 31, 2006, long-term deposits of $28.5 million consisted of aircraft and engine deposits of $27.6 million and building and miscellaneous deposits of $0.9 million.

4.	Earnings per Share

Basic earnings per share are computed by dividing net earnings by the weighted average number of shares outstanding during the period. Diluted earnings per share include the effects of common equivalent shares outstanding during the period that are dilutive.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended March 31, 2007
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Earnings available to common shareholders	$518	22,513	$0.02

Effect of dilutive securities
Warrants	—	1,562
Options	—	598
Restricted stock	—	41

Diluted EPS
Earnings available to common shareholders plus assumed conversion	$518	24,714	$0.02

	Three Months Ended March 31, 2006
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Earnings available to common shareholders	$3,542	23,938	$0.15

Effect of dilutive securities
Warrants	—	1,735
Options	—	889
Restricted stock	—	7

Diluted EPS
Earnings available to common shareholders plus assumed conversion	$3,542	26,569	$0.13

5.	Long-term Debt

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

Under the Wachovia Loan, the Company’s borrowings bear interest at fluctuating rates. The applicable rate will be one of the following three options, as designated by the Company: (1) the bank’s base lending rate, (2) the Federal Funds Rate, or (3) the Eurodollar or London Interbank Offered Rate (“LIBOR”) plus an applicable percentage. The rates applicable to outstanding borrowings fluctuate based on many factors including, but not limited to, general economic conditions, and general interest rates, including the prime rate, and the supply of and demand for credit in the London interbank market. At March 31, 2007, the Company’s borrowing base was approximately $33.7 million, of which $3.7 million was utilized for letters of credit issued under the facility. As a result, the available amount for borrowing was $30.0 million. At December 31, 2006, the Company’s borrowing base was approximately $29.0 million, of which $3.4 million was utilized for letters of credit issued under the facility. As a result, the available amount for borrowing was $25.6 million. The borrowing base fluctuates on a daily basis and is subject to a $50.0 million maximum and includes the sum of: (1) 85%—90% of eligible government receivables, (2) 70% of eligible unbilled government receivables, not to exceed $5.0 million, (3) 80% of eligible commercial receivables, (4) 75% of the value of eligible spare parts, not to exceed $15.0 million; less the face amount of issued and outstanding letters of credit and any applicable reserves. The Company had no borrowings outstanding at March 31, 2007 or December 31, 2006.

The Company has obtained the necessary waivers through August 17, 2007 relating to the covenant provisions for the submission of timely monthly consolidated financial statements, borrowing base certificates, and the failure to timely file Securities Exchange Commission (“SEC”) required securities filings.

6.	Lease Obligations

During the second quarter of 2007, the Company signed a letter of intent to lease two Boeing 747-400 (“B747”) Special Freighter aircraft. Deliveries are planned during 2008, at the discretion of the lessor. The term of the leases are 120 months each from the respective delivery dates. Future minimum lease payments for these aircraft leases, excluding maintenance reserves, are $10.4 million, $19.2 million, $19.2 million, $19.2 million and $124.0 million for the years 2008, 2009, 2010, 2011, and thereafter, respectively. These aircraft leases require the Company to pay certain maintenance reserves for airframes, engines, landing gear and auxiliary power units of approximately $1.2 million per year plus additional amounts based on flight hours and cycles. Certain return conditions also must be met prior to returning the aircraft to the lessor.

7.	Accounting for Stock-Based Compensation

At March 31, 2007, the Company had one stock-based compensation plan. The 1995 Stock Incentive Plan (the “1995 Plan”) was amended in May 2004 to allow for various forms of equity awards including restricted stock.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payments (“SFAS 123R”), using the modified-prospective transition method. Under the modified-prospective transition method, compensation cost recognized during the three-months ended March 31, 2007 and 2006 includes compensation cost for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123R.

Stock Options

The table below summarizes stock option award activity pursuant to the Company’s plans for the three-months ended March 31, 2007:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2006	1,624	$3.55
Granted	—	—
Exercised	(185)	$1.19
Forfeited	(4)	$7.44

Outstanding at March 31, 2007	1,435	$3.85	4.7	$9,695

Exercisable at March 31, 2007	936	$2.56	4.0	$7,526

The total intrinsic value of options exercised for the three-month period ended March 31, 2007, determined as of the date of exercise of options, was $1.4 million. The total intrinsic value of options exercised for the three-month period ended March 31, 2006, determined as of the date of exercise of options, was $0.2 million. Cash received from option exercises during the three-month periods ended March 31, 2007 and 2006, totaled $0.2 million and $0.2 million, respectively.

The Company recorded $0.2 million and $0.1 million of stock-based compensation expense related to non-vested stock options to sales, general and administrative expense for the three-month period ended March 31, 2007 and 2006, respectively. The excess tax benefit realized for the tax deduction from option exercises under the Company plan was $0.6 million and $0.1 million for the three-month periods ended 2007 and 2006, which generated cash flows from excess tax benefits, under the long-haul method, of $0.5 million and $0.1 million, respectively.

At March 31, 2007, there was approximately $1.1 million of total unrecognized compensation expense related to non-vested stock options granted under the Company’s stock incentive plans. That cost is expected to be recognized over a weighted-average period of 2.4 years.

Restricted Stock Awards

The Company recorded $0.1 million of stock-based compensation expense related to non-vested restricted stock awards to sales, general and administrative expense for the three-month period ended March 31, 2007. At March 31, 2007, there was approximately $1.3 million of total unrecognized compensation expense related to non-vested restricted stock granted under the Company’s stock incentive plan, which is expected to be recognized over a weighted-average vesting period of 4.0 years. The Company had no stock-based compensation expense related to non-vested restricted stock awards for the three-month period ended March 31, 2006.

10.	Post-Retirement Health Care Benefits Plan

World Airways’ cockpit crewmembers and eligible dependents are covered by a post-retirement health care and life insurance benefits plan until age 65. A small group of administrative retirees are also covered under a post-retirement health care and life insurance benefits plan for life.

A summary of the net periodic post-retirement benefit costs for the three-month periods ended March 31, 2007 and 2006 is as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Service cost	$192	$192
Interest cost	113	111
Amortization of prior service cost	(4)	3
Net amortized loss	—	19

Net periodic post-retirement benefit cost	$301	$325

The Company anticipates that it will contribute approximately $0.2 million to fund its health care obligations in 2007. For the three-month periods ended March 31, 2007 and 2006, less than $0.1 million of contributions had been made.

11.	Major Customers and Products

Information concerning customers for the three-month periods ended March 31, 2007 and 2006 in which their revenues comprise 10% or more of the Company’s total operating revenues is presented in the following table (in millions):

	Three Months Ended March 31,
World Airways	2007	2006
U.S. Air Force (“USAF”) Air Mobility Command	$98.7	$125.0

	Three Months Ended March 31,
North American	2007	2006
U.S. Air Force (“USAF”) Air Mobility Command	$62.8	$38.0

Information concerning the Company’s revenues comprising 10% or more of total operating revenues for the three-month periods ended March 31, 2007 and 2006 is presented in the following table (in millions):

	Three Months Ended March 31,
World Airways	2007	2006
Passenger Charter Operations	$108.2	$130.8
Cargo Charter Operations	$30.2	$26.9

	Three Months Ended March 31,
North American	2007	2006
Passenger Charter Operations	$69.2	$48.7
Passenger Scheduled Service	$15.1	$9.2

12.	Commitments and Contingencies

Union Negotiations and Litigation:

World Airways’ Cockpit Crewmembers: The cockpit crewmembers, who account for approximately 29.7% of the total workforce at World Airways and are represented by the International Brotherhood of Teamsters (“IBT”), are subject to a collective bargaining agreement which will become amendable on March 1, 2009.

World Airways’ Flight Attendants: The World Airways’ flight attendants, representing approximately 42.1% of World Airways employees, are subject to a collective bargaining agreement that became amendable August 31, 2006. In July 2007, the flight attendants represented by the IBT reached a tentative agreement for a new contract.

North American’s Cockpit Crewmembers: The National Mediation Board (“NMB”) certified the IBT to represent North American’s cockpit crewmembers (approximately 22.6% of the total employees at North American) on January 16, 2004. North American and the IBT commenced negotiations for their first collective bargaining agreement on April 6, 2004 and have met on numerous occasions. Although representatives from North American and the IBT continue to negotiate the terms of a comprehensive final agreement under the auspices of the NMB, no collective bargaining agreement has yet been reached.

North American’s Flight Attendants: On July 26, 2005, the NMB authorized a union election (the IBT) among North American’s flight attendants. Flight attendants comprise approximately 42.7% of employees at North American. On August 31, 2005, a majority of flight attendants voted for IBT representation. Negotiations began in 2006 between North American and the IBT and are ongoing.

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

In March 2007, the Company entered into a settlement agreement with Virgin Atlantic Airways, Ltd. for damages sustained to a North American aircraft in 2004 that the Company had previously recorded a receivable of approximately $0.2 million. The Company received a total of approximately $1.0 million for the damages to the aircraft and recorded the settlement of adjusting expenses for the costs incurred for the damages of approximately $0.2 million to maintenance expense, $0.2 million to flight costs and $0.4 million to sales, general and administrative expense during the quarter ended March 31, 2007.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”). The Company adopted FIN 48 effective January 1, 2007. FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from uncertain tax positions only if it is at least more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon settlement with the taxing authorities. FIN 48 also provided guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

Upon adoption of FIN 48, there was no cumulative catch-up adjustment to the Company’s retained earnings. At January 1, 2007 and March 31, 2007, the total amount of gross unrecognized tax benefits was $3.2 million and $3.4 million, respectively. At March 31, 2007, these amounts relate to $1.5 million of federal income taxes and $1.9 million of state and foreign taxes. The impact on the Company’s effective tax rate as a result of the $3.4 million of unrecognized tax benefits would be approximately $1.3 million. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income tax expense. As of January 1, 2007 and March 31, 2007, the liability for gross unrecognized tax benefits included approximately $0.7 million and $0.9 million, respectively, of interest and penalties.

The Company files income tax returns in the United States and various state and local jurisdictions. World Airways is presently under examination by the Internal Revenue Service (“IRS”) for tax year ended December 31, 2004. North American is also under examination by the IRS for the income tax return filed for the year ended December 31, 2003 and the S-Corporation tax return filed for the year ended December 31, 2004.

The Company does not anticipate any significant adjustment to unrecognized tax benefits which will impact income tax expense, due to the settlement of audits and the expiration of statutes of limitations in the next 12 months. However, actual results could differ from those currently anticipated.

During the first quarter of 2007, additional reserves for tax uncertainties totaling less than $0.1 million and additional interest totaling approximately $0.1 million were provided by the Company. As of March 31, 2007, the Company has recorded approximately $3.4 million of unrecognized tax benefits in other liabilities on the consolidated balance sheet.

The effective income tax rate for the Company was 52.7% for the three-months ended March 31, 2007 compared to 41.9% in the same quarter of 2006. The increase in the effective rate is due to the impact of certain non-deductible items that do not fluctuate with the level of income, such as meal and entertainment expenses and penalties.

14.	Subsequent Events

On April 5, 2007, the Company announced that it has entered into an agreement to be acquired by Global Aero Logistics, Inc. for $315.0 million in an all-cash transaction. Under the terms of the agreement as amended, World Air Holdings shareholders will receive $12.50 in cash for each share of the Company’s common stock owned. On July 18, 2007 at a special meeting of the shareholders, the merger agreement, as amended, was approved by a majority vote.

15.	Recently Issued Accounting Standards

In June 2006, the FASB ratified the Emerging Issues Task Force (“EITF”) consensus on EITF Issue No. 06-03 “How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (“EITF 06-03”). The scope of EITF 06-03 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer, and provides that a company may adopt a policy of presenting taxes either gross within revenue or on a net basis. For any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes for each period for which an income statement is presented if those amounts are significant. This statement is effective for financial reports for interim and annual reporting periods beginning after December 15, 2006. The Company adopted EITF 06-03 on January 1, 2007. Various taxes and fees on the sale of tickets to customers are collected by the Company as an agent and remitted to the respective taxing authority. These taxes and fees have been presented on a net basis in the accompanying consolidated statement of income and recorded as a liability until remitted to the respective taxing authority.

In September 2006, the FASB issued FASB Staff Position AUG AIR-1 (the “FSP”), “Accounting for Planned Major Maintenance Activities” that eliminates the accrue-in-advance method as an acceptable method of accounting for planned major maintenance activities. The FSP is applicable to fiscal years beginning after December 15, 2006 and requires retrospective application to all financial statements presented. The Company adopted this FSP on January 1, 2007 and believes it has no material impact on its financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Part I, Item 2 of this report should be read in conjunction with Part II, Item 7 of the Company’s 2006 Form 10-K. The information contained herein is not a comprehensive management overview and analysis of the financial condition and results of operations of the Company, but rather updates disclosures made in the aforementioned filing.

The Company desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”). Therefore, this report contains forward looking statements that are subject to risks and uncertainties, including, but not limited to, the reliance on key strategic alliances, fluctuations in operating results, the ability to operate and manage successfully North American Airlines and World Airways and other risks detailed from time to time in the Company’s filings with the SEC. These risks could cause the Company’s actual results for 2007 and beyond to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

For the first quarter of 2007, the Company’s consolidated operating income was $0.8 million compared to operating income of $9.4 million for the same period in 2006, a decrease of $8.6 million or 91.5%. Net income for the 2007 first quarter was $0.5 million compared to net income of $3.5 million for the first quarter of 2006, a decrease of $3.0 million or 85.7%.

The following table sets forth selected information for the periods indicated:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Operating revenue
World Airways	$138,807	$158,382
North American Airlines	84,827	58,098
World Air Holdings, World Risk Solutions and Eliminations	(783)	(227)

Total operating revenue	222,851	216,253

Operating expense
World Airways	135,598	148,633
North American Airlines	86,803	57,786
World Air Holdings, World Risk Solutions and Eliminations	(380)	388

Total operating expense	222,021	206,807

Operating income	830	9,446

Total other income/(expense)	266	(3,348)

Earnings before income tax expense	1,096	6,098
Income tax expense	578	2,556

Net earnings	$518	$3,542

The following table sets forth selected key metrics related to World Airways and North American Airlines financial and statistical performance:

	Three Months Ended March 31,
	2007	2006
Block Hours
World Airways	14,661	14,772
North American Airlines	8,286	5,836

Total	22,947	20,608

Revenue per Block Hour
World Airways	$9,468	$10,722
North American Airlines	$10,237	$9,955
Total	$9,712	$10,494

Operating Expense per Block Hour
World Airways	$9,249	$10,062
North American Airlines	$10,476	$9,902
Total	$9,675	$10,035

Operating aircraft at quarter end
World Airways	17	17
North American Airlines	10	9

Average available aircraft per day
World Airways	17.0	17.0
North American Airlines	9.5	8.1

Average daily utilization (block hours flown per day per aircraft)
World Airways	9.6	9.7
North American Airlines	9.7	8.0

Operating Revenues. Total consolidated operating revenues increased $6.5 million, or 3.0%, to $222.8 million in the first quarter of 2007. The increase was primarily driven by a $26.7 million increase in revenues at North American, offset by a $19.7 million decrease in revenues at World Airways. The North American performance was driven by a 65% increase in military revenue, primarily as a result of joining the Alliance team during the fourth quarter of 2006. Additionally, North American’s scheduled service revenues increased 64% associated with the maturing West Africa routes. World Airways performance was driven by a 21% decline in military revenue due to a reduction in fixed buy flight hours in the first quarter of 2007 as compared to the first quarter 2006 and less overall demand for wide-body flying. This decline was partially offset by a 12% increase in commercial cargo revenue.

Operating Expenses. Total consolidated operating expenses increased $15.2 million, or 7.4%, to $222.0 million for the first quarter of 2007, compared to $206.8 million for the comparable quarter in 2006.

Consolidated flight expenses increased $6.7 million, or 10.9%, to $68.1 million in the first quarter of 2007. The increase was due to a $12.2 million increase at North American, offset by a $5.5 million reduction at World Airways. The increase at North American was primarily the result of a 42% increase in block hours flown during the first quarter of 2007. The decrease at World Airways was primarily the result of a 19% reduction in full service military block hours flown and a $2.6 million pilot signing bonus expensed in the first quarter of 2006 that did not repeat in the first quarter of 2007.

Consolidated maintenance expenses increased $3.2 million, or 10.5%, to $33.6 million in the first quarter of 2007. The increase was driven by a $2.3 million increase at North American resulting from more time driven maintenance expense related to the increase in block hours flown. World Airways increased $2.3 million due to higher maintenance reserve payments to lessors as a result of rate increases and an unforeseen engine overhaul resulting from foreign object damage. During the first quarter of 2007, the Company received $1.4 million insurance proceeds related to a maintenance event. This amount was recorded as a reduction to maintenance expense during the quarter.

Consolidated aircraft costs, which include aircraft rent and insurance, increased $2.4 million, or 8.2%, to $31.7 million in the first quarter of 2007. This is primarily due to the addition of a B-767 aircraft during the first quarter of 2007, plus the full quarter effect of the B-767 added in March 2006.

Consolidated fuel expenses were higher by $2.4 million, or 4.9%, increasing to $51.7 million in the first quarter of 2007. This was primarily driven by the 15% increase in full service block hours flown, partially offset by a decrease in average fuel price per gallon. The exposure to fuel cost at World Airways is partially reduced by contracts with customers to provide for a pass-through of fuel costs on approximately 98% of fuel purchased. North American is exposed to changes in fuel prices for its scheduled service operations, which accounted for 23% of North American’s block hours during the first quarter of 2007.

Consolidated flight operations subcontracted to other carriers decreased $1.8 million to $0.3 million. During the first quarter of 2006, the Company incurred increased subcontracted flights to other carriers as a result of a pilot strike at World Airways, which did not repeat in the first quarter of 2007.

Consolidated sales, general and administrative expense increased $1.4 million or 6.5% to $23.0 million in the first quarter of 2007. This increase was primarily due to higher legal and professional fees.

Consolidated other income (expense) net, increased $3.6 million to $0.3 million income in the first quarter of 2007. This favorable variance was primarily a result of the prepayment of the ATSB Loan. The impact of the prepayment was that the Company did not incur any interest expense, amortization of debt issuance, warrant costs, or guarantee fees associated with this loan during the first quarter of 2007.

The effective income tax rate for the Company was 52.7% for the first quarter of 2007 compared to 41.9% in the same quarter of 2006. The increase in the effective rate is due to the impact of certain non-deductible items that do not fluctuate with the level of income, such as meal and entertainment expenses and penalties.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2007, the Company had $44.5 million of cash and cash equivalents and short-term investments compared to $31.2 million at December 31, 2006. Restricted cash was $1.9 million at March 31, 2007 and $1.1 million at December 31, 2006 representing prepayments from customers for flights that are scheduled to be flown within 30 to 60 days of the respective balance sheet date (unearned revenue).

Cash Flows from Operating Activities

Operating activities provided $14.9 million in cash for the three-months ended March 31, 2007. The cash provided in 2007 principally reflects the $0.5 million net earnings, a $16.2 million effect in cash due to changes in operating assets and liabilities other than trade accounts receivable, a $0.6 million increase from net non-cash charges, and a $2.4 million decrease due to an increase in trade accounts receivable. The cash provided for the three-months ended March 31, 2006 of $23.7 million principally reflects the $3.5 million net income, a $7.1 million effect in cash due to changes in operating assets and liabilities other than trade accounts receivable, a $3.4 million increase from net non-cash charges, and a $9.7 million increase due to a reduction in trade accounts receivable.

Cash Flows from Investing Activities

Investing activities used $12.9 million of cash for the three-months ended March 31, 2007. The Company’s capital expenditures for the first three months of 2007 were approximately $2.4 million, principally for the purchase of aircraft-related assets. Additionally the Company purchased $10.5 million in short term investments. For the quarter ended March 31, 2006, investing activities used $2.1 million, of which the Company used $2.2 million for the purchase of aircraft-related assets offset by $0.1 million in proceeds from the disposal of equipment and property.

Cash Flows from Financing Activities

Financing activities provided $0.7 million in cash for the three-months ended March 31, 2007, primarily the result of proceeds and related tax benefits from the exercise of stock options. For the three-months ended March 31, 2006, financing activities used $23.8 million, which was principally due to the use of $24.0 million of cash to prepay the remaining balance of the ATSB loan. This amount was partially offset by proceeds and related tax benefits from the exercise of stock options of $0.2 million.

Description of Certain Indebtedness

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

Under the Wachovia Loan, the Company’s borrowings bear interest at fluctuating rates. The applicable rate will be one of the following three options, as designated by the Company: (1) the bank’s base lending rate, (2) the Federal Funds Rate, or (3) the Eurodollar or London Interbank Offered Rate (“LIBOR”) plus an applicable percentage. The rates applicable to outstanding borrowings fluctuate based on many factors including, but not limited to, general economic conditions, and general interest rates, including the prime rate, and the supply of and demand for credit in the London interbank market. At March 31, 2007, the Company’s borrowing base was approximately $33.7 million, of which $3.7 million was utilized for letters of credit issued under the facility. As a result, the available amount for borrowing was $30.0 million. At December 31, 2006, the Company’s borrowing base was approximately $29.0 million, of which $3.4 million was utilized for letters of credit issued under the facility. As a result, the available amount for borrowing was $25.6 million. The borrowing base fluctuates on a daily basis and is subject to a $50.0 million maximum and includes the sum of: (1) 85%—90% of eligible government receivables, (2) 70% of eligible unbilled government receivables, not to exceed $5.0 million, (3) 80% of eligible commercial receivables, (4) 75% of the value of eligible spare parts, not to exceed $15.0 million; less the face amount of issued and outstanding letters of credit and any applicable reserves. The Company had no borrowings outstanding at March 31, 2007 or December 31, 2006.

The Company has obtained the necessary waivers through August 17, 2007 relating to the covenant provisions for the submission of timely monthly consolidated financial statements, borrowing base certificate, and the failure to timely file Securities Exchange Commission (“SEC”) required securities filings.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Part I, Item 3, of this report should be read in conjunction with Part II, Item 7A of the Company’s 2006 Form 10-K. The information contained herein is not a quantitative and qualitative discussion about market risk the Company faces, but rather updates disclosures made in the aforementioned filing.

There have been no material changes in market risks from the information provided in Item 7A Quantitative and Qualitative Disclosures About Market Risk included in the Company’s 2006 Form 10-K, except as follows:

Aircraft fuel: North American’s results of operations are affected by changes in the price and availability of aircraft fuel. Based on North American’s fuel consumption for scheduled service and maintenance ferries for the first three months ended March 31, 2007, a 10% increase in the average price per gallon of fuel would have increased fuel expense by approximately $2.2 million. The Company does not currently purchase fuel under long-term contracts or enter into futures or swap contracts.

Interest rates: Under the Wachovia Loan agreement, the Company’s borrowings bear interest at fluctuating rates. The applicable rate is determined by either the bank’s base lending rate, the Federal Funds Rate, the Eurodollar or London Interbank Offered Rate (“LIBOR”) plus an applicable percentage. The rates applicable to outstanding borrowings fluctuate based on many factors including, but not limited to, general economic conditions and interest rates, including the prime rate, and the supply of and demand for credit in the London interbank market. There were no amounts outstanding on this loan facility at March 31, 2007.

Foreign currency exchange rate risks: Although some of the Company’s revenues are derived from foreign customers, all revenues and substantially all expenses are denominated in U.S. dollars. The Company maintains minimal balances in foreign bank accounts to facilitate the payment of expenses.

ITEM 4.	CONTROLS AND PROCEDURES

A.	Disclosure Controls and Procedures

This evaluation of Disclosure Controls and Procedures should be read in conjunction with Item 9A Controls and Procedures included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 Form 10-K”) filed with the SEC on July 5, 2007.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including its CEO and CFO, of the effectiveness of its disclosure controls and procedures as of March 31, 2007. This evaluation included a review of (i) material weaknesses in internal control over financial reporting reported in the Company’s 2006 Form 10-K, and (ii) inquiries of process owners concerning changes in internal control procedures during the three-month period ended March 31, 2007. Based on the evaluation as of the end of the period covered by this report, the Company’s CEO and CFO concluded that the disclosure controls and procedures were not effective. In light of the material weaknesses reported in the Company’s 2006 Form 10-K, the Company implemented additional analyses and procedures to ensure that its consolidated financial statements are prepared in accordance with GAAP and are fairly presented in all material respects. The Company has performed the additional analyses and procedures with respect to this Quarterly Report on Form 10-Q. Accordingly, the Company believes that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented.

B.	Changes in Internal Control Over Financial Reporting

During the three-month period ended March 31, 2007, the Company did not have significant activities to address the material weaknesses in its internal control over financial reporting and the ineffectiveness of the disclosure controls and procedures, due to efforts related to completing its annual audit for the year ended December 31, 2006.

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

Date: August 3, 2007

WORLD AIR HOLDINGS, INC.

By:	/s/ Michael W. Towe
Michael W. Towe
Chief Financial Officer